Form 10-K405/A
period 1994-08-31
MEGO FINANCIAL CORP
filed 1996-03-27
CIK 736035

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended August 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from _______________ to _______________

                         COMMISSION FILE NUMBER  1-8645

                              MEGO FINANCIAL CORP.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

                                       NEW YORK                                                   13-5629885
                           -------------------------------                                   -------------------
                           (State or other jurisdiction of                                      (IRS Employer
                            incorporation or organization)                                   identification no.)

         4310 PARADISE ROAD, LAS VEGAS, NEVADA                                                      89109
-----------------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                                (Zip code)

Registrant's telephone number, including area code   702-737-3700

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
________________________________________________________________________________
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES     NO  X
                                                 ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of November 11, 1994, 18,086,750 shares of the registrant's Common Stock were outstanding. The aggregate market value of Common Stock held by non-affiliates of the registrant as of November 11, 1994 was approximately $44,167,658, based on a closing price of $4.25 for the Common Stock as reported on the NASDAQ National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.


                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, Items 10-13 is incorporated by reference from the registrant's definitive proxy statement (filed pursuant to Regulation
14A).

                                     PART I


Item 1.  Business.

         This Amendment No. 1 to the Form 10-K for the year ended August 31, 1994 of Mego Financial Corp. is being filed as a result of the restatement of the financial statements included therein as described below in "Recent Developments."

         (a)     GENERAL DEVELOPMENT OF BUSINESS.

         Background.

         Mego Financial Corp., previously named Mego Corp. ("Mego"), a New York corporation organized in 1954 (hereinafter together with subsidiaries referred to as the "Company"), is a successor by merger to Mego International, Inc., which was incorporated in Delaware in 1969.

         The Company during the period of inception to fiscal 1983, was in the business of manufacturing and selling toys through its own facilities. During fiscal 1983, the Company sought the protection of Chapter 11 of the United States Bankruptcy Code. In December 1983, the Company emerged from Chapter 11 proceedings.

         Change of Control.

         On October 25, 1987, Mego entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") which closed on January 7, 1988, for the sale of an aggregate of 6,684,767 shares of its Class A Common stock (subsequently designated Common Stock) in a privately negotiated transaction to the following: Robert Nederlander (1,671,192 shares), Jerome J. Cohen (1,336,953 shares), Growth Realty Inc., an affiliate of Eugene Schuster, ("GRI") (1,671,192 shares), Herbert B. Hirsch (1,336,953 shares) and Don A. Mayerson (668,477 shares) (collectively, the "Purchasers"). The shares acquired represented approximately 43% of the Class A Shares outstanding after the consummation of the transaction. Consideration for the purchase consisted of cash of approximately $195,000, or approximately $.03 per share. At August 31, 1994, the Purchasers owned in the aggregate 6,845,918 shares (approximately 38% of Common stock). On November 1, 1994, GRI sold 179,061 shares reducing the aggregate ownership percentage to approximately 37%.

         Purchase of Preferred Equities Corporation.

         Pursuant to a Stock Purchase and Redemption Agreement, dated October 6, 1987 (as amended as of October 25, 1987), Comay Corp. ("Comay"), GRI, RRE Corp. ("RRE") and H&H Financial Inc. ("H&H") (affiliates of Messrs. Cohen and Mayerson, Mr. Schuster, Mr. Nederlander and Mr. Hirsch, respectively), obtained the right (hereinafter "PEC Purchase Rights") to acquire Preferred Equities Corporation ("PEC"), a privately-held Nevada corporation engaged in retail land sales, resort timesharing and other real estate related activities. (Comay, GRI, RRE and H&H are collectively referred to as the "Assignors".)

         The Company acquired the PEC Purchase Rights from the Assignors pursuant to an Assignment Agreement, dated October 25, 1987, between Mego and the Assignors and a related Assignment and Assumption Agreement, dated February 1, 1988 and amended on July 29, 1988, between Mego and the Assignors (collectively such agreements constitute the "Assignment"). The acquisition of PEC closed on February 1, 1988, and PEC became a wholly-owned subsidiary of Mego.

         Recent Developments.

         Subsequent to the issuance of the Company's financial statements for the year ended August 31, 1994, the Company determined that certain adjustments were required to be made to the amounts previously reported in the Company's financial statements, including certain financial statements reported on by such independent auditors. Adjustments relate primarily to (i) the Company's method of accounting for deferred selling costs for retail lots, (ii) certain estimates and assumptions previously utilized by the Company to compute the present value of the income stream to be received over the estimated life of notes receivable sold by the Company, (iii) its method of determining the Provisions for cancellation, (iv) the restatement of certain Accounts relating to assets acquired by the Company in 1991, (v) its method of accounting for contributions in aid of construction received from customers of Central Nevada Utilities Company, its wholly-owned subsidiary, (vi) the revaluation of the carrying value of certain art inventory, (vii) its method of accounting for organizational costs relating to MMC, and (viii) certain other adjustments. None of such adjustments affect the cash position of the Company. The aggregate effect of such adjustments after provision for income taxes was to decrease Net income by $8.6 million for the year ended August 31, 1994 from Net income of $2.8 million to a Net loss of $5.7 million, to decrease Net income by $4.7 million for the year ended August 31, 1993 from $3.7 million to a Net loss of $1.0 million, and to decrease Net income by $4.7 million for the year ended August 31, 1992 from Net income of $3.6 million to a Net loss of $1.1 million. As a result of such adjustments, the Company has restated its previously reported amounts for its fiscal years ended August 31, 1994, 1993 and 1992 to reflect such adjustments. Following the issuance of the Company's November 10, 1995 press release, two purported class actions were commenced against the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes 20 and 21 to Notes to Consolidated Financial Statements.

         (b)     INDUSTRY SEGMENT INFORMATION.

         Not applicable.

         (c)     NARRATIVE DESCRIPTION OF BUSINESS.

         General

         Present Activities.

         Mego operates PEC as its wholly-owned subsidiary and has no present plans to change PEC's line of business. The executive offices of Mego and PEC are located at 4310 Paradise Road, Las Vegas, Nevada 89109. Mego, through its wholly-owned subsidiary Mego Mortgage Corporation ("MMC"), is primarily engaged in the business of originating, purchasing, selling and servicing loans for property improvement ("Loans"), that qualify under the provisions of Title I of the National Housing Act which is administered by the U.S. Department of Housing and Urban Development ("HUD"). Pursuant to this program 90% of the principal balances of each of the Loans are U.S. government insured ("FHA Insured Loans"). The executive offices of MMC are located at 210 Interstate North Parkway, Suite 250, Atlanta, Georgia 30339.

         Business of PEC.

         PEC is in the business of generating consumer receivables by marketing timeshare interests located in Las Vegas and Reno, Nevada; Honolulu, Hawaii; and Brigantine, New Jersey (see "Business - Timesharing Activities"), and marketing unimproved real estate parcels and lots in Nevada and Colorado on a retail basis for residential, commercial, industrial and recreational use (see "Business - Land Sales").

         During the fiscal year ended August 31, 1994, PEC ceased the business of constructing and selling single family residential homes in its Calvada subdivisions in the Pahrump Valley, Nye County, Nevada. This business was not a material component of PEC's operations.

         PEC through certain of its subsidiaries also sells larger unimproved land parcels. In addition, PEC operates a recreational vehicle facility at a Calvada subdivision in the Pahrump Valley where it has sold timeshare interests in vehicle pads and hookups and also runs a recreational facility. The RV Park is not a material component of PEC's operations.

         Sales by PEC and its subsidiaries often produce negative cash flow due to selling expenses and other costs exceeding down payments from purchasers, and which negative cash flow is generally financed either by corporate borrowings or internally generated cash balances (see "Business - Customer Financing"). The future level of sales of timeshare interests and land by PEC and its subsidiaries could be limited by the availability of funds to finance the negative cash flow that results from sales.

         Land Sales.

         PEC is engaged in the sale of land at the retail level for residential, commercial, industrial and recreational use.

         The retail land sales business involves the acquisition of lots and large tracts of unimproved land followed by tract subdivision and retail sale. PEC has made a substantial portion of its retail land sales for residential, commercial and industrial use in the Pahrump Valley, Nye County, Nevada.

         The following table illustrates certain statistics regarding the Pahrump Valley subdivisions:

                 Number of acres acquired since 1969                           18,572
                 Number of lots platted                                        29,144
                 Net number of lots sold through August 31, 1994               28,144
                 Percent sold through August 31, 1994                             97%
                 For the twelve months ended August 31, 1994
                 -------------------------------------------
                 Number of lots sold                                            1,771
                 Number of lots canceled and/or exchanged                       1,668
                                                                                -----
                 Number of lots sold, net of cancellations and exchanges          103
                                                                                =====

         Residential lots range in price from $9,550 to $46,500. Commercial lots range in price from $17,000 to $76,500 and industrial lots range in price from $16,750 to $45,750. Some lots sold are unimproved at the time of sale, but various improvements such as roads and utilities and, in certain circumstances, amenities, are part of the development program. At August 31, 1994, all roads obligated to be constructed by PEC had been completed.

         Central Nevada Utilities Company, a wholly-owned subsidiary of PEC, operates a public sewer and water utility for portions of PEC's Nevada subdivisions and certain other properties located within that subsidiary's certificated service area (which is subject to the regulation of the Nevada Public Service Commission).

         PEC and its subsidiaries acquired unimproved land in Huerfano County, Colorado, which is being sold for recreational use in parcels with a minimum size of 35 acres and with prices ranging from $11,000 to $42,750 depending on location and size. These parcels are sold without any planned improvements and without water rights, which have been reserved by PEC.

         In November 1993, PEC, through a wholly-owned subsidiary, purchased 1,668 parcels, improved with roads, containing a minimum of five acres each, located in Park County, Colorado. The purchase price was

$2,504,000, payable $500,000 down and the balance payable in ten equal semi-annual installments of principal with interest at the rate of 7% per annum. These parcels were offered for sale commencing in January 1994, and range in price from $12,995 to $29,995 depending on location and size.

         The following table illustrates certain statistics regarding these parcels in Huerfano and Park Counties, Colorado:

                 Number of acres acquired since 1981                           50,609
                 Total number of parcels                                        2,772
                 Net number of parcels sold through August 31, 1994             1,775
                 Percent sold through August 31, 1994                              64%
                 For the twelve months ended August 31, 1994
                 -------------------------------------------
                 Number of parcels sold                                         1,352
                 Number of parcels canceled and/or exchanged                      590
                                                                                  ---
                 Number of parcels sold, net of cancellations and exchanges       762
                                                                                  ===

         For the fiscal years ended August 31, 1994, 1993 and 1992, PEC's consolidated net revenue from land sales were approximately $13,356,000, $13,199,800 and $13,818,000, respectively, representing approximately 28.86%, 29.87% and 33.43% of total revenues, respectively.

         Timesharing Activities.

         PEC engages in the sale of timeshare interests. These interests include fee interests, in which the right to weekly occupancy each year is perpetual in duration, and, alternatively, "right-to-use" interests which confer occupancy rights for one week each year during a stated time period. PEC's timeshare properties consist of the Grand Flamingo Resort, a resort facility in Las Vegas, Nevada (consisting of the Grand Flamingo Towers, Grand Flamingo Villas, Grand Flamingo Terraces, Grand Flamingo Suites, Grand Flamingo Fountains and Grand Flamingo Winnick), the Reno Spa Resort, a resort hotel in Reno, Nevada, the Brigantine Resort consisting of the Brigantine Inn and Villas, in Brigantine, New Jersey, adjoining Atlantic City, New Jersey, in which fee interests are sold, and the White Sands Waikiki Resort, a resort hotel in Honolulu, Hawaii, in which right-to-use privileges expiring shortly before the land lease expires in the year 2010 are sold. During fiscal 1994 sales prices ranged from $3,950 to $15,450. Annual Association assessments for operating costs ("Association Assessments") ranged from $203.00 to $419.97 during calendar year 1994.

         The following table illustrates certain statistics regarding timesharing activities:

                                             Grand Flamingo         Reno                             Brigantine
                                                 Resort              Spa          White Sands          Resort           Total
                                             --------------       ---------       -----------        ----------       ---------

Maximum number of timeshare interests
  available                                      15,351             4,845             4,160             5,508           29,864

Net number of timeshare interests
  sold through August 31, 1994                   15,045             4,468             3,584             5,004(1)        28,101

Percent sold through August 31, 1994                 98%               92%               86%               91%              94%

                                             Grand Flamingo         Reno                             Brigantine
                                                 Resort              Spa          White Sands          Resort           Total
                                             --------------       ---------       -----------        ----------       ---------
Net number of timeshare interests
  sold (reacquired) during the 12
  months ended August 31, 1994                    1,483               (166)               24               (58)          1,283

Sales price of timeshare interests as
  of August 31, 1994 range
         From/                                  $ 6,150/           $ 5,750/          $ 3,950/          $ 5,150/             --
         To                                     $15,000            $ 9,350           $ 5,950           $15,450              --

Calendar year 1994 association
  assessments per timeshare interest            $203.00(2)         $230.47           $367.09           $247.18/             --
                                                $226.82(3)                                             $419.97              --
                                                $237.90(4)                                                                  --
                                                $238.00(5)                                                                  --
                                               and
                                                $269.00(6)
--------------------------------

(1)      4,823 timeshare interests were sold by the prior developer
(2)      Grand Flamingo Winnick
(3)      Grand Flamingo Suites
(4)      Grand Flamingo Terraces
(5)      Grand Flamingo Fountains
(6)      Grand Flamingo Towers and Grand Flamingo Villas


         In July 1990, the Company purchased 102 apartment units at a total cost of $4,355,000. This property is in close proximity to the Grand Flamingo Towers. Forty of the apartment units have been remodeled, renovated and converted to timeshare interests and have been included in timeshare interests available for sale in fiscal 1994. The remaining 62 apartment units, included in Timeshare interests under construction at August 31, 1994, representing an additional 3,162 timeshare interests which were completed and became available for sale in mid September 1994.

         The Company maintains sales offices in Nevada, California, Colorado, Hawaii and New Jersey.

         PEC participates in an exchange program sponsored by Resort Condominiums International ("RCI") which has a total of more than 2,600 participating resort facilities located worldwide. Approximately 53% of the participating facilities are located in the United States and Canada. The cost of the annual subscription renewal fee in RCI, which is at the option and expense of the Company's customers, is approximately $65 per year. Membership in RCI entitles the Company's customers, based upon availability and the payment of a variable exchange fee to RCI, to obtain an occupancy right in another participating resort.

         For the fiscal years ended August 31, 1994, 1993 and 1992, PEC's consolidated net revenue from sales of timeshare interests was $19,254,000, $21,734,000 and $14,621,000, respectively, representing approximately 59.04%, 62.22% and 51.41% of total net revenues, respectively.

         Recent Purchases of Timeshare Interests.

         During September 1994, the Company purchased 48 apartment units (representing 2,448 timeshare interests) at a total cost of $1,810,000. These units are in close proximity to the Grand Flamingo Resort in Las Vegas, Nevada. Anticipated costs to remodel, renovate and convert these units are expected to total approximately $1,400,000. These units are expected to become available for sale May 1995.

         During October 1994, the Company purchased 60 apartment units (representing 3,060 timeshare interests) at a total cost of $3,033,000. These units are located in Steamboat Springs, Colorado. Anticipated costs to remodel, renovate and convert these units and to construct an amenity building are expected to total approximately $2,750,000. A portion of these units is expected to become available for sale early in calendar year 1995.

         Condominium Conversions and Apartment Sale.

         PEC had been engaged through certain subsidiaries (the "PEC Apartment Subsidiaries") in the sale of apartments in the Boroughs of Queens and the Bronx, New York City, that had been converted from rental units into condominiums, some of which remain occupied by lessees. During fiscal 1990, the Company decided to discontinue this line of business activity. These properties are presently the subject of litigation (see "Legal Proceedings").

         Customer Financing.

         The Company provides financing to the purchasers of its timeshare interests and land parcels. This financing is generally evidenced by non-recourse installment sales contracts as well as notes secured by deeds of trust ("Notes"), having a term of up to 10 years with principal and interest payable monthly in level payments over the term, bearing interest at rates (generally ranging from 0% to 16% per annum and averaging approximately 11.0% per annum at August 31, 1994) based on market rates in effect at the time of signing the contract and the amount of the down payment made in proportion to the sales price. The down payment received by the Company for such sales is at least 10% of the sales price. The down payment is often less than the direct expense of Commissions and selling and the difference is financed either by borrowings by the Company or by the Company's internally generated funds.
Thus, the future sales levels of the Company could be limited by the availability of funds to finance the initial negative cash flow that results from sales.

         The Company has a sales program whereby no stated interest is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 24 or fewer monthly payments. Sales of land and timeshare interests for the fiscal years ended August 31, 1994, 1993 and 1992 under this arrangement were approximately $13,854,000, $13,263,000, and $9,702,000, respectively, representing approximately 34.55%, 30.90% and 25.03%, of gross sales, respectively.

         Marketing.

         The Company sells timeshare interests and real estate lots and land parcels ("Land") through on-site and off-site sales offices at certain of its locations and at times through brokers located in various states. The Company also attracts potential customers through booths located in unaffiliated resort hotels, hospitality centers, by direct communication and through independent contractors who are retained on a commission basis.

         The agreement of sale for a timeshare interest or Land may be rescinded within various statutory rescission periods (see "Business - Timesharing Regulation"). For Land sales made at a location other than the property, generally the purchaser may cancel the contract within a specified period, usually 5 months from the date of purchase, provided that the contract is not in default, and provided the purchaser has completed a developer guided inspection and tour of the subject property first, and then requests the cancellation. At

August 31, 1994, $260,000 of recognized sales remain subject to such cancellation. If a purchaser defaults after all rescission and cancellation periods have expired, all payments are generally retained by the Company.

         Seasonality.

         Sales of timeshare interests and Land are seasonal. For the last three fiscal years, quarterly sales as a percentage of annual sales, for each of the fiscal quarters averaged: quarters ended November 30 - 25%, quarters ended February 28 - 22%, quarters ended May 31 - 24%, and quarters ended August 31 - 29%. The majority of the Company's customers are tourists. The Company's major marketing area, Las Vegas, Nevada, reaches peaks of tourist activity at periods different from the Company's other major marketing areas, Reno, Nevada, Southern California, Atlantic City, New Jersey, Denver and Park and Huerfano Counties, Colorado, which are more active in summer than in winter. The Company's other major marketing area, Honolulu, Hawaii, is not subject to seasonality. The Company is not dependent upon a limited number of customers whose loss would have a materially adverse effect on the Company.

         Governmental Regulation of Land and Timeshare Interests.

         General. The real estate industry is subject to extensive regulation. The Company is subject to compliance with various Federal, state and local environmental, zoning and other statutes and regulations regarding the acquisition, subdivision, development and sale of real estate and various aspects of its financing operations. The Interstate Land Sales Full Disclosure Act establishes strict guidelines with respect to the subdivision and sale of land in interstate commerce. HUD has enforcement powers with respect to this statute. In many instances, (e.g., Huerfano County, Colorado land sales) the Company has been exempt from HUD registration requirements because of the size or number of the subdivided parcels and the limited nature or type of its offerings. The Company registers its timeshare properties with various state agencies (see "Business - Timesharing Regulation"). The Company must disclose financial information concerning the property, evidence of title, a description of the intended manner of offering, proposed advertising materials, and must bear the costs of such registration, which include legal and filing fees. Although the regulations governing the Company's business are subject to changing interpretations by various governmental agencies and authorities, the Company believes that it is in compliance in all material respects with existing regulations.

         The Company's customer financing activities are also subject to extensive regulation. The interest rates which the Company may charge on its customer notes are subject to state usury laws, which specify the maximum rate which may be charged to consumers. In addition, both Federal and state truth-in-lending regulations require that the Company disclose to its customers prior to execution of the Notes, all material terms and conditions of the financing, including the payment schedule and total obligation under the Notes. The Company believes that it is in compliance in all material respects with such regulations.

         Timesharing Regulation. Nevada Revised Statutes Chapter 119A requires the Company to give each customer a Public Offering Statement that discloses all aspects of the timeshare program, including the terms and conditions of sale, the common facilities, the costs to operate and maintain common facilities, the Company's history and all services and facilities available to the purchasers. Section 514E of Hawaii Revised Statutes provides for similar information to be provided to all prospective purchasers through the use of the Hawaii Disclosure Statement. Section 11000, et seq., of the California Business and Professions Code also provides for similar information to be provided to all prospective purchasers through the use of an Out-of-State Time Share Permit issued by the California Department of Real Estate. Section 45 of the New Jersey Statutes Annotated provides for similar information to be provided to all prospective purchasers through the use of a Public Offering Statement. Title 12, Article 61 of the Colorado Revised Statutes provides for similar information to be provided to all prospective purchasers, in their contracts of sale or by separate written documents. Nevada and Colorado require a five day rescission period for all timeshare purchasers. The rescission period required by Hawaii and New Jersey is seven days. The rescission period in California for out-of-state sales is five days. The Nevada,

California, New Jersey, Hawaii, and Colorado timeshare statutes have stringent restrictions on sales and advertising practices and require the Company to utilize licensed sales personnel.

         The city and county governments in areas where the Company operates have enacted licensing and other ordinances that affect timeshare projects.

         To the best of its knowledge, the Company has made all required filings with state, city and county authorities and is in compliance with all state and local regulations governing sales of timeshare interests in all material respects. The Company believes that such regulations have not had a material adverse effect on any phase of the Company's operations, including the over-all cost of acquiring property. Compliance with or changes in official interpretations of regulations might, however, impose additional compliance costs on the Company that cannot be predicted.

         Trust Arrangements.

         Title to certain of the Company's resort properties and land parcels in Huerfano County, Colorado, is held in trust by trustees. Trustees administer the collection of certain of the Company's Notes receivable, collect the proceeds generated by the sale of timeshare interests and the Association Assessments from timeshare interest owners and retain funds for the payment of insurance, taxes and capital improvements. Bank of America Nevada ("BofA"), is the sole trustee under the trust agreements governing the Reno facility and certain of the Grand Flamingo Resort facilities. The trustee for the Honolulu facility is First Hawaiian Bank. The Company anticipates replacing BofA as trustee since BofA is withdrawing from the business of acting as trustee for timeshare projects.

         BofA pays the balance of the collections over to the Company on a regular basis, after deducting certain impounds, provided that Association Assessments have been disbursed by the Company according to a budget submitted by the Company. Under the trust and management agreements, the Company has the exclusive rights to the control and management of the facilities held in trust.

         Timeshare Owners' Associations.

         Timeshare Owners' Associations have been incorporated for the Grand Flamingo, Reno Spa, and Brigantine timesharing resorts. The respective Timeshare Owners' Associations are independent not-for-profit corporations.
PEC acts as the managing agent for these Timeshare Owners' Associations and the White Sands Resort Club (a division of PEC) ("Associations") and receives a management fee for its services. The owners of timeshare interests in each Association are responsible for payment to the Associations for Association Assessments, which are intended to fund all of the operating expenses at each of the resort facilities. The Company has in the past financed budget deficits of the Associations, but is not obligated to do so in the future.

         The Company has agreed to pay to the Associations the Association Assessments of timeshare interest owners who are delinquent with respect to their Association Assessments, but have paid the Company in full for their timeshare interest. In exchange for these payments, the Associations assign their liens for non-payment of Association Assessments on the respective timeshare interests to the Company. In the event the timeshare interest holder does not satisfy the lien after having an opportunity to do so, the Company acquires the timeshare interest for the amount of the lien and any foreclosure costs.

         Competition.

         The real estate and timeshare industries are highly competitive. The Company competes against numerous developers, hotels and others in the real estate and timeshare businesses, many of which are larger and have greater financial and other resources than the Company.

         The Company's timeshare plans compete directly with many other timeshare plans, some of which are in facilities located in Las Vegas, Reno, Honolulu and Atlantic City. In addition, the Company competes with condominium projects and with traditional hotel accommodations in these areas. Certain of these competing projects and accommodations are larger and more luxurious than the Company's facilities. There are currently available approximately 79,000 hotel and motel rooms in Las Vegas, 37,000 in Honolulu, 19,000 in Washoe County, Nevada which includes the Reno and Lake Tahoe, Nevada area, and 14,000 in Atlantic City.

         Business of MMC.

         MMC is engaged in the business, of originating, purchasing, selling and servicing FHA Insured Loans that qualify under the provisions of Title I of the National Housing Act which is administered by the U.S. Department of Housing and Urban Development. Pursuant to this program 90% of the principal balances of the Loans are U.S. government insured.

         MMC commenced active operations in March 1994, and by August 31, 1994, it had generated 497 individual Loans. These Loans are fixed rate and are generally secured by a mortgage or deed of trust on the single family residence to which the improvements relate. Loan amounts ranged from $3,000 to $25,000 and Loan terms ranged from 6 months to 240 months. The Loans are generated through two operating divisions. The Dealer Division operates by means of developing and underwriting a network of independent home improvement contractors. Upon approval by MMC the dealer is then eligible to sell the qualified Loans it generates to MMC. The Correspondent Division operates by means of contacting and underwriting other mortgage lenders who are in the business of direct origination of Loans with consumers. These correspondents are sponsored by MMC and as such are approved by HUD under the correspondent program.

         All Loans that MMC generates from dealers or correspondents are approved by MMC on an individual basis. The customer credit application is submitted to the Company's headquarters where MMC's personnel promptly conduct an analysis of the applicant's credit worthiness. This analysis includes a review of prior credit history, length and likelihood of continued employment, substantiation of income and certain other factors. If the application meets MMC's guidelines and the credit is approved, MMC agrees to purchase the Loan upon receipt of a fully completed Loan package.

         The volume of Loans generated by MMC from commencement of operations in March 1994 is as follows:

         Year ended August 31, 1994:
                 Number of Loans                                                  497
                 Average amount of Loans                                       13,535
                 Weighted average interest rate                                 14.18%
                 Weighted average term (months)                                   175
                 Total funding                                             $6,727,040

         In addition to the Loans shown above, MMC purchased a portfolio of FHA Insured Loans aggregating $1,420,000, originated by another financial institution, consisting of 212 contracts with an average balance of $6,699, a weighted average interest rate of 15.46%, and a weighted average remaining term of 101 months. MMC will continue to consider acquisitions of portfolios of Loans originated by others in the future.

         Sales of Loans. During August 1994, MMC entered into an agreement to sell up to $25 million of principal balance of Loans to a third party purchaser. The sales can be consummated on a monthly basis with a minimum sale of $2 million. The sale price is at par with the purchaser to receive interest at a rate indexed to the yield paid on four year Federal Government Treasury obligations in effect at the time of sale (the "Pass thru Rate"). On an ongoing basis MMC will receive the excess yield which represents the difference between the contracted interest rate on the sold receivables and the Pass thru Rate. At the end of August 1994, the initial sale under this agreement was consummated whereby Loans with a principal balance of $6.56 million and a weighted average remaining term of 172 months were sold. During October 1994, another sale of Loans with a principal balance of $4.61 million and weighted average remaining life of 178 months were sold. It is MMC's intent to continue to sell the Loans it generates on an ongoing basis.

         Servicing. MMC, through an affiliated corporation, PEC, services all of the Loans it purchases whether or not the Loans are subsequently sold. In servicing Loans, MMC collects payments from the customer and remits the appropriate principal and interest payments to the owner of the Loan. PEC charges MMC a fee equal to .5% per annum on the principal balance of the Loans for providing this service. At August 31, 1994, the unpaid principal amount of the Loans being serviced totalled $8,026,000 representing 707 Loans with an average unpaid balance of $11,352.

         Regulation. MMC is a HUD approved Title I mortgage lender and as such is subject to its supervision. In addition, MMC's operations are subject to supervision by state authorities (typically state banking or consumer credit authorities) many of which generally require that MMC be licensed to conduct its business. This normally requires state examinations and reporting requirements on an annual basis.

         MMC is also subject to state usury laws which in certain instances may be pre-empted by Federal laws. Compliance with such usury limits, however, has not impeded MMC in doing business in any state where it currently operates.

         The Federal Consumer Credit Protection Act ("FCCPA") requires a written statement showing an annual percentage rate ("APR") of finance charges and requires that other information be presented to debtors when consumer credit contracts are executed. The Fair Credit Reporting Act requires certain disclosures to applicants concerning information that is used as a basis for denial of credit. The Federal Equal Credit Opportunity Act prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, marital status, race, color, religion, national origin, age, derivation of income from public assistance program, or the good faith exercise of a right under the FCCPA.

         The Company believes that it is in compliance in all material respects with all applicable Federal, state and local regulations. The Company believes that such regulations have not had a material adverse effect on any phase of MMC's operations. Compliance with future changes in regulations might, however, impose additional compliance costs on the Company that cannot be predicted.

         Competition and Other Factors. MMC competes with banks, saving and loan associations, and finance companies, all of which may be larger than MMC. Prevailing interest rates are typically affected by economic conditions. Changes in rates generally do not inhibit MMC's ability to compete, although from time to time, in particular geographic areas, local competition may choose to offer more favorable rates. It is MMC's intent to continuously provide expeditious professional service to its Dealers and Correspondents rather than compete solely on an interest rate basis.

         Employees.

         As of August 31, 1994, the Company had 868 full and part-time employees, including 11 executive officers (2 of whom do not serve on a full time basis), 79 managerial and professional personnel, 365 marketing and sales specialists, and 413 general administrative, support, hotel personnel and loan processors. 672 employees are based in Nevada (498 in Las Vegas, 109 in Pahrump, and 65 in Reno), 27 in California, 37 in Colorado, 6 in Florida, 39 in Georgia, 27 in Hawaii, 58 in New Jersey and 2 in Oklahoma. None of the Company's employees are represented by a collective bargaining unit. The Company believes that its relations with its employees are satisfactory.

         Future Acquisitions.

         There are no ongoing arrangements or understandings with potential sellers with respect to any corporate acquisition or any material real estate purchase except as set forth in "Recent Purchases of Timeshare Interests".

         Federal Income Tax Matters.

         The Company files a consolidated Federal income tax return with its subsidiaries for its tax year which ends the last day of February. As of August 31, 1994, the Company had Federal net operating loss carryforwards available for utilization against future taxable income approximately $25,000,000, which expire through 2009.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

         Not applicable.


Item 2.  Properties.

         The Company's principal executive offices are located at 4310 Paradise Road, Las Vegas, Nevada 89109, where it occupies approximately 31,000 square feet of office space in a modern building. Title to the property is held by PEC. The Company has allocated approximately 2,500 square feet to executive offices, 7,000 square feet to accounting and finance operations, 10,600 square feet to marketing/sales, 3,000 square feet to data processing and 7,900 square feet to general administrative operations.

         Grand Flamingo Towers (part of the Grand Flamingo Resort) is a 93-unit apartment complex constructed in 1976.

         Grand Flamingo Villas (also part of the Grand Flamingo Resort), constructed in 1964, is a 94-unit apartment complex adjacent to the Grand Flamingo Towers.

         The Grand Flamingo Terraces (also part of the Grand Flamingo Resort), constructed in 1960 and acquired by the Company during fiscal 1991, consists of two 25-unit apartment complexes adjacent to the Grand Flamingo Towers.

         The Grand Flamingo Suites (also part of the Grand Flamingo Resort), constructed in 1969, is a 102-unit apartment complex in close proximity to the Grand Flamingo Towers.

         The Grand Flamingo Winnick (also part of the Grand Flamingo Resort), constructed in 1974, is a 15-unit apartment complex in close proximity to the Grand Flamingo Towers.

         The Grand Flamingo Fountains (also part of the Grand Flamingo Resort), constructed in 1963, is a 12-unit apartment complex in close proximity to the Grand Flamingo Towers.

         The Reno Spa Resort is a 95-unit hotel constructed in 1962.

         The White Sands Waikiki Resort is an 80-unit hotel consisting of three buildings constructed between 1959 and 1964. The Company holds the buildings, equipment and furnishings under a land lease expiring on

March 31, 2010. The Company makes rental payments of approximately $192,000 per year and passes on to the White Sands Resort Club such costs as an operating expense.

         The Brigantine Inn (part of the Brigantine Resort) is a 91-unit hotel, originally constructed in 1926, located on the Atlantic Ocean in Brigantine, New Jersey. It also contains a restaurant, bar and indoor swimming pool.

         The Brigantine Villas (also part of the Brigantine Resort) is a 17-unit three story building, completed in 1990, over covered parking located on the Atlantic Ocean in Brigantine, New Jersey and is adjacent to the Brigantine Inn.

         The Company believes that substantially all of its offices, rooms and apartments are well maintained and adequate for their present uses.

         At August 31, 1994, the Company had approximately 614 residential, commercial and industrial lots, 997 recreational land parcels, 126 recreational vehicle pads and 1,763 timeshare interests in its inventory.


Item 3.  Legal Proceedings.

         On February 8, 1989, Intercontinental Financial, Inc. and others (the "Plaintiffs") filed an action in the Clark County, Nevada, District Court against PEC, its subsidiary, First Corporation of Nevada, and others (the "Defendants"). The lawsuit alleged fraud, breach of a prior settlement agreement, breach of agreements to pay compensation and conspiracy. The suit demanded compensatory damages of approximately $3,125,000 plus punitive damages. In March 1991, the Court granted the Defendants' Motion for Judgment on the Pleadings and dismissed one of the Plaintiffs' claims for fraud, the claim for breach of a prior settlement agreement, and the claim of conspiracy. The Company believed that it had meritorious defenses to the lawsuit and filed substantial counterclaims against the Plaintiffs. Following a trial held in February and March 1994, the court found against the Plaintiffs on all counts except as to two small amounts, aggregating $25,000, to which the Company had stipulated was due to Plaintiffs at the beginning of the case. The court held that there was no fraud or breach of contract by the Defendants and that the Company was not obligated to pay an additional $250,000 or other damages under the prior settlement agreement. The court did not find sufficient breach by the Plaintiffs to require repayment of other funds paid under the settlement agreement as requested in the Defendants' counterclaim. The court at a separate hearing, determined that the Company should be awarded $105,000 to be paid by the Plaintiffs as compensation for the Company's costs and attorneys' fees. Certain of the Plaintiffs have filed a notice of appeal. In February, 1995, the Company accepted $55,000 in full settlement of the amount due.

         In June 1989, PEC and certain of its subsidiaries (the "PEC Apartment Subsidiaries") commenced an action in the Supreme Court in the State of New York, County of Queens, against the original owners, mortgagees and manager of the New York apartments owned by such subsidiaries. The suit requested an accounting and alleged 1) breach of contract, 2) breach of the covenant of good faith and fair dealing, 3) breach of fiduciary duty, 4) conversion of funds and property, and 5) unjust enrichment. Defendants counterclaimed, alleging that the PEC Apartment Subsidiaries were in default of their mortgage obligations, and sought to enforce a March 1984 limited guaranty executed by PEC. In connection with this action, PEC posted a bond for $1,200,000, secured by PEC's letter of credit, which related to a claim by the defendants for damages arising out of a preliminary injunction, later dissolved. Pursuant to a Court order in June 1993, finding that defendants had failed to establish their claim for lost opportunities for profit, the injunction bond was ordered to be reduced to $135,000. By order dated December 15, 1992, the Appellate Division sanctioned defendants and their prior counsel for engaging in a pattern of frivolous conduct in connection with pretrial discovery. In connection with the sanction, PEC was awarded $10,000 to be paid by the defendants' prior counsel. As a result of various motions and interlocutory appeals, PEC's pleaded affirmative defenses to enforcement of the March 1984 limited and sought to enforce a March 1984 limited guaranty were dismissed as having been expressly waived in the limited guaranty. The trial Court, after holding in July 1992 that defendant Ziegelman had lost most of his standing to assert counterclaims under the limited guaranty, reversed itself and held in September 1993 that Ziegelman has standing to sue under the limited guaranty, and PEC has not been allowed to raise the defense of usury as requested by PEC. In the summer of 1994, PEC filed appeals from the trial Court's determinations that the defendants had retained the right of standing to sue under the guaranty and that the defense of usury would not be considered. During July and August of 1994, the Court conducted an evidentiary hearing in order to afford defendants the opportunity to establish the date of any alleged default on the part of the PEC subsidiaries and the amounts to which defendants claim entitlement under the limited guaranty. In May 1995, an order for judgment of $3,346,000 was rendered against PEC on its limited guaranty in connection with the defendants' counterclaim. In June 1995, pursuant to a stipulation between the parties dated as of May 15, 1995, PEC paid $2.9 million in full settlement of the litigation. Because the reserve recorded in the financial statements of the Company exceeded the amount of the settlement, the Company recognized a gain on discontinued operations of $1,322,000 (see Notes 14 and 21 to Notes to Consolidated Financial Statements).

         In the general course of business the Company, at various times, has been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the business or financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On February 9, 1994, an Annual Meeting of Shareholders was held at which time all of the directors were elected. At the same meeting the appointment of Deloitte & Touche LLP as the Company's independent public accountants was approved as was the approval of the 1993 Stock Option Plan for 525,000 Common Shares for key employees of the Company.


                                    PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

         (a)     Market Information.

         The Common Shares are traded in the over the counter market on NASDAQ and prior to May 1, 1994, was traded on the Boston Stock Exchange ("BSE").

         NASDAQ Small Cap Market Transactions and Boston Stock Exchange Transaction. The Class A Shares, subsequently redesignated Common Shares in June 1992, began trading in the over the counter market under the trading symbol MEGO, and on the BSE under the trading symbol MGO, and was reported on the NASDAQ Small Cap Market through March 1994. The high and low bid prices for Common Shares for the quarterly periods while trading in the Small Cap Market on NASDAQ and BSE, are as follows:

                         Quarter Ended                                         High                   Low
                      -----------------                                     ----------             ---------
                      November 30, 1991                                        1 5/16                   1/2
                      February 29, 1992                                        1 5/8                    3/4
                      May 31, 1992                                             1 9/16                   3/4
                      August 31, 1992                                          1 5/16                   7/8

                      November 30, 1992                                        1                       11/16
                      February 28, 1993                                        1 7/16                   7/8
                      May 31, 1993                                             1 1/2                  1 1/2

                      August 31, 1993                                          1 1/8                   13/16
                      November 30, 1993                                        3                      1 3/8
                      February 28, 1994                                        3 3/8                  2 1/8
                      Month of March 1994                                      4 1/2                  3 3/8


         NASDAQ National Market Transactions. In April 1994, the Common Shares of the Company began trading on the NASDAQ National Market under the trading symbol MEGO. The high and low security prices for Common Shares for the quarterly periods since trading began on the NASDAQ National Market are as follows:

                       Quarter Ended                                           High                   Low
                       -------------                                         --------               -------
                      May 31, 1994                                             4 1/2                  2 3/4
                      August 31, 1994                                          4 1/4                  3


         The prices quoted reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. On November 11, 1994, the closing price of the Common Shares was $4.25 (4 1/4) as reported by NASDAQ.


         (b)     Holders.

         The approximate number of record holders of Common stock of the Company as of August 31, 1994 was 2,764, without inclusion of 2,133 prior shareholders of Vacation Spa Resorts, Inc. ("VSR") a former 80%-owned subsidiary of the Company, who have not as yet exchanged their shares pursuant to the Plan of Merger with PEC. There is one holder of Preferred Stock.

         (c)     Dividends.

         Since 1983, Mego has not paid dividend on any of its outstanding Common Shares.

         Mego's ability to declare dividends depends in large part on PEC's ability to pay dividends or make other payments to Mego. The most restrictive provision that affects the ability of PEC to pay dividends is contained in certain loan and receivable sale agreements which require PEC to maintain a tangible net worth of at least $25,000,000. At August 31, 1994, PEC's net worth was $31,936,000 and according to this restriction, approximately $6,936,000 was available to make dividend payments to Mego.

         It is the current policy of the Board of Directors of Mego to retain cash for use as working capital and not to pay dividends.

Item 6. Selected Financial Data (in thousands of dollars except per share data).

                                                                Year Ended August 31,
                                          -----------------------------------------------------------------
Income statement data:                     1994            1993          1992          1991           1990
                                          ------          ------        ------        ------         ------
                                          $46,718         $48,295       $41,334       $42,883        $35,163
                                          -------         -------       -------       -------        -------
Operating revenues
Income (loss) from continuing
 operations before income taxes            (5,013)          1,365         1,339         3,235          4,357
Income taxes                                  761           2,218         2,382         3,025          1,928
                                          -------         -------       -------       -------        -------
Income (loss) from continuing
 operations                                (5,774)           (853)       (1,043)          210          2,429
Income (loss) from discontinued
 operations                                    --              --            --            --             81
                                          -------         -------       -------       -------        -------
Income (loss) before minority
 interest                                  (5,774)           (853)       (1,043)          210          2,510
Minority interest in income of
 80%-owned subsidiary                          --             126            63           330            128
                                          -------         -------       -------       -------        -------
Income (loss) before extraordinary
 items                                     (5,774)           (979)       (1,106)         (120)         2,382
Extraordinary items:
Tax benefit resulting from
 utilization of net operating and
 credit loss carryforwards                     --              --            --         2,972          1,901
                                          -------         -------       -------       -------        -------
                                               --              --            --         2,972          4,283
                                          -------         -------       -------       -------        -------
Net income (loss)                         $(5,774)          $(979)      $(1,106)       $2,852         $4,283
                                          =======         =======       =======       =======        =======
Earnings (loss) per share:
Primary -
 Income (loss) from continuing
   operations, net of minority
   interest                                 $(.34)          $(.06)        $(.07)        $(.01)          $.15
 Extraordinary items                          .00             .00           .00           .18            .11
                                          -------         -------       -------       -------        -------
 Net income (loss)                          $(.34)          $(.06)        $(.07)         $.17           $.26
                                          =======         =======       =======       =======        =======

 Cash dividends per common share             None            None          None          None           None

 Weighted average number of shares
   outstanding (in thousands)              17,820          17,145        16,701        16,711         16,717


                                                                Years Ended August 31,
                                          -----------------------------------------------------------------
Balance sheet data:                        1994            1993          1992          1991           1990
                                          ------          ------        ------        ------         ------
Total assets                              $88,302         $91,153       $88,937       $85,770        $75,296
Total liabilities                          68,779          66,144        65,412        61,202         53,910
Minority interest                              --              --         1,619         1,556          1,226
Redeemable preferred stock                  3,000           3,000            --            --             --
Common stock and other
  shareholders' equity                    $16,523         $22,009       $21,906       $23,012        $20,160

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following analysis should be read in conjunction with the consolidated financial statements and accompanying notes for the years ended August 31, 1994, 1993 and 1992, beginning on pages F-1 and following.

         The financial statements for the fiscal years 1994, 1993 1992 and certain prior years have been restated (see Note 20 to Notes to consolidated financial statements and "Business-Recent Events").

GENERAL

         The business of the Company, after the acquisition of PEC (see "Business--Purchase of Preferred Equities Corporation") and the commencement of operations of MMC (see "Business of MMC"), is primarily the business of generating consumer receivables by marketing timeshare interests, retail lots and land parcels and generating home improvement loans; and collecting the related Notes receivable and Loans.

         MMC commenced operations on March 1, 1994 and, accordingly, the Company's results of operations for the year ended August 31, 1994 include only the initial six months of operations of MMC. MMC recognizes revenue from the gain on sale of loans, interest income and servicing income. Gain on sale of loans represents the present value of the difference between stated interest rates charged to borrowers on loans sold by the Company and the interest rates passed on to the purchaser of such loans, after considering the effects of estimated prepayments and losses, unreimbursed FHA insurance costs and normal servicing fees. Interest income represents the interest received on loans in MMC's portfolio prior to their sale and the accretion of the discount on the excess servicing rights. MMC continues to service all loans sold to date, recognizing servicing income over the life of the loans.

         Total costs and expenses consist primarily of general and administrative expenses, depreciation and amortization, and interest expense on borrowings to finance loan originations.

PEC

         PEC recognizes revenue primarily from sales of timeshare interests and land, gain on sale of receivables and interest income. Revenue from sales of timeshare interests and land is recognized after the statutory rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for land sales. Land sales typically meet these requirements within eight to ten months from closing, and sales of timeshare interests typically meet these requirements at the time of sale. The sales price, is recorded as revenue. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

         Notes receivable with payment delinquencies of 90 days or more have been considered in determining the Allowance for cancellation. Cancellations occur when the note receivable is determined to be uncollectible and related collateral, if any, has been recovered. Cancellation of a note receivable in the year the Revenue is recognized is accounted for as a reversal of the Revenue. Cancellation of a note receivable subsequent to the year the Revenue was recognized is charged to the Allowance for cancellation.

         Gain on sale of notes receivable includes the present value of the differential between contracted interest rates charged to borrowers on notes receivable sold by the Company and the interest rates to be received by the purchasers of such notes receivable, after considering the effects of estimated prepayments and a normal servicing fee. The Company retains the servicing rights and participation in certain cash flows from the sold notes receivable. The Company generally sells its notes receivable at par value.

         Interest income represents the interest received on loans held in PEC's portfolio, the accretion of the discount on the excess servicing rights and interest on cash funds.

         Other revenues are derived primarily from PEC's golf courses, utility company and housing sales.

         Total costs and expenses consist primarily of commissions and selling expenses, general and administrative expenses, direct costs of sales of timeshare interests and land, depreciation and amortization and interest expense. Commissions and selling costs directly attributable to unrecognized sales are accounted for as deferred selling costs until such time as the sale is recognized.

CERTAIN PAYMENTS AND AMORTIZATION OF NEGATIVE GOODWILL

         In connection with the assignment to the Company in 1988 by affiliates of certain officers and directors of the Company (the "Assignors") of the right to acquire PEC, the Company became obligated to make quarterly payments to the Assignors equal to 63% of the cash balances of PEC, during the seven year period ending January 31, 1995, that could be used to pay a dividend without violating PEC's loan agreements. Accrual of amounts owed under such assignment agreement to the Assignors will end on January 31, 1995, when their right to the accrual expires. At the time of the acquisition of PEC, the underlying book value of the net assets acquired exceeded the purchase price paid by the Company by $42.3 million resulting in the creation of negative goodwill in that amount (the "Revaluation Adjustment"). Of this amount $20.0 million was not amortized but was instead reduced as additional payments were accrued to the Assigners. Amounts accrued to the Assignors in excess of $20.0 million were expensed as such accruals were made. The amortization of the remaining $22.3 million of the Revaluation Adjustment was directly affected by the level of collections of the receivables of PEC included in the acquired assets. As proceeds of these receivables were collected, through installment payments or sale, a portion of the Revaluation Adjustment included as a contra account in notes receivable was recorded to income as amortization of negative good will. The Company also amortizes over a five-year period ending February 1998, negative goodwill related to the excess of the underlying book value over the purchase price paid in 1993 for the acquisition of the minority interest of Vacation Spa Resorts, Inc. ("VSR"), formerly an 80%-owned subsidiary. The financial statements of the Company accordingly reflect amortization of a portion of the Revaluation Adjustment ("Revaluation Amortization"), amortization of the negative goodwill associated with the acquisition of the VSR minority interest and accrual of payments to Assignors ("Payments to Assignors").

RESULTS OF OPERATIONS

Year Ended August 31, 1994 Compared to Year Ended August 31, 1993

MMC

         MMC originated or purchased $8.13 million of Title I Loans during fiscal 1994, its first year of operations. MMC sold $6.56 million of Title I Loans during fiscal 1994, recognizing a gain on sales of loans of $0.58 million.

         Interest income was $0.28 million for fiscal 1994.

         Total revenues were $0.86 million for fiscal 1994.

         Total costs and expenses, consisting primarily of general and administrative expenses, were $2.37 million for fiscal 1994.

         As a result of the foregoing, MMC incurred an operating loss of $1.5 million for fiscal 1994.

PEC

         Timeshare interests and land sales, net, decreased from $34.93 million for fiscal 1993 to $32.61 million for fiscal 1994, a decrease of 6.64%.

         Gross sales of timeshare interests decreased from $26.92 million to $24.67 million, a decrease of 8.36%. Net sales of timeshare interests decreased from $21.73 million to $19.52 million, a decrease of 10.17%. The provision for cancellation represented 19.26% and 20.87% of gross sales of timeshare interests for fiscal 1993 and 1994, respectively.

         Gross sales of land decreased from $16.00 million to $15.43 million, a decrease of 3.56%. Net sales of land increased from $13.20 million to $13.36 million, an increase of 1.21%. The provision for cancellation represented 17.53% and 12.31% of gross sales of land for fiscal 1993 and 1994, respectively. The decrease in the provision for cancellation relating to land sales was primarily the result of a decrease in PEC's delinquency and cancellation rates related to land receivables.

         PEC's Gain on sale of receivables increased from $.63 million for fiscal 1993 to $.875 million for fiscal 1994, an increase of 38.89%. This increase resulted from increased sales of receivables from $16.34 million during fiscal 1993 to $23.99 million during fiscal 1994, an increase of 46.82%.

         PEC's revenues from Incidental operations increased from $1.67 million for fiscal 1993 to $2.01 million for fiscal 1994, an increase of 20.36%. This increase is primarily the result of increased golf course and utility revenues.

         As a result of the foregoing, total PEC revenues decreased from $47.43 million for fiscal 1993 to $44.86 million for fiscal 1994, a decrease of 4.47%.

         Total PEC costs and expenses decreased from $41.84 million for fiscal 1993 to $39.70 million for fiscal 1994, a decrease of 4.97%. This decrease resulted primarily from a decrease in cost of sales from $6.37 million to $4.59 million, a decrease of 27.00%, a decrease in commissions and selling expenses from $20.08 million to $18.95 million, a decrease of 5.63%, and an increase in General and administrative from $8.24 million to $8.46 million, an increase of 2.62%. As a percentage of gross sales of timeshare interests and land, costs of sales relating thereto decreased from 12.87% for fiscal 1993 to 10.27% for fiscal 1994, and commissions and selling expenses relating thereto increased from 46.06% for fiscal 1993 to 47.13% for fiscal 1994.

         As a result of the foregoing, PEC's operating income increased from $3.62 million for fiscal 1993 to $3.45 million for fiscal 1994, an increase of 4.11%.

COMPANY

         Operating income from subsidiaries decreased from $3.62 million for fiscal 1993 to $2.20 million for fiscal 1994, a decrease of 39.23%. The decrease was attributable primarily to MMC's operating loss for fiscal 1994.

         Interest income increased slightly from $8.24 million for fiscal 1993 to $8.26 million for fiscal 1994, an increase of 0.24%. This increase was offset by an increase in Interest expense from $4.19 million for fiscal 1993 to $4.73 million for fiscal 1994, an increase of 12.89%, due to a higher level of Notes and contracts payable during fiscal 1994.

         Amortization of negative goodwill decreased from $.88 million for fiscal 1993 to $.47 million for fiscal 1994, a decrease of 46.59%. Included in such amortization was $.83 million and $.42 million in fiscal 1993 and 1994, respectively, relating to the purchase of PEC in 1988, with $.05 million in each of fiscal 1993 and 1994, relating to the acquisition of the minority interest in VSR.

         Other income increased from $.88 million for fiscal 1993 to $.95 million for fiscal 1994.

         As a result of the various matters described above, total revenues decreased from $48.30 million for fiscal 1993 to $46.72 million for fiscal 1994, a decrease of 3.27%.

         Payments to Assignors increased from $4.63 million for fiscal 1993 to $8.53 million for fiscal 1994, an increase of 84.23%.

         Total costs and expenses increased from $46.93 million for fiscal 1993 to $51.73 million for fiscal 1994, an increase of 10.23%. This increase resulted primarily from a decrease in cost of sales from $6.37 million to $4.65 million, a decrease of 27.00%, and a decrease in commissions and selling expenses from $20.08 million to $18.96 million, a decrease of 5.58%, which were offset by an increase in General and administrative from $8.50 million to $11.22 million, an increase of 32.00%, and the above described increase in Payments to assignors. The increase in general and administrative expenses was primarily a result of the operations of MMC in fiscal 1994.

         Income (loss) before income taxes decreased from income of $1.37 million for fiscal 1993 to a Loss before income taxes of $5.01 million for fiscal 1994. Income taxes of $2.22 million and $.76 million were provided in 1993 and 1994, respectively.

         Minority interest in 80%-owned subsidiary decreased from $.13 million for fiscal 1993 to zero for fiscal 1994 as a result of the merger of VSR into the Company in fiscal 1993.

         As a result of the foregoing the Net loss in 1993 of $.98 million increased to a Net loss in 1994 of $5.77 million.

Year Ended August 31, 1993 Compared to Year Ended August 31, 1992

MMC

         MMC had no operations in fiscal 1993 or 1992.

PEC

         Timeshare interests and land sales, net, increased from $28.44 million for fiscal 1992 to $34.93 million for fiscal 1993, an increase of 22.82%.

         Gross sales of timeshare interests increased from $20.57 million to $26.92 million, an increase of 30.87%. Net sales of timeshare interests increased from $14.62 million to $21.73 million, an increase of 48.63%. The provision for cancellation represented 28.92% and 19.26% of gross sales of timeshare interests for fiscal 1992 and 1993, respectively.

         Gross sales of land decreased from $18.20 million to $16.00 million, a decrease of 12.09%. Net sales of land decreased from $13.82 million to $13.20 million, a decrease of 4.49%. The provision for cancellation represented 24.07% and 17.53% of gross sales of land for fiscal 1992 and 1993, respectively.

         PEC sold $16.34 million of receivables during fiscal 1993, recognizing a gain on sale of receivables of $.63 million. PEC did not sell any receivables during fiscal 1992.

         Interest income remained relatively constant at $8.18 million for fiscal 1992 and $8.24 million for fiscal 1993.

         Housing sales were $1.06 million for fiscal 1993 and zero for fiscal 1992.

         As a result of the foregoing, total PEC revenues increased from $39.34 million for fiscal 1992 to $47.43 million for fiscal 1993, an increase of 20.56%.

         Total PEC costs and expenses increased from $36.19 million for fiscal 1992 to $41.84 million for fiscal 1993, an increase of 15.63%. This increase resulted primarily from an increase in commissions and selling expenses from $16.43 million to $20.08 million, an increase of 22.19%, and an increase in cost of sales from $4.55 million to $6.37 million, an increase of 40.12 %. As a percentage of gross sales of timeshare interests and land, commissions and selling expenses relating thereto increased from 41.90% for fiscal 1992 to 46.06% for fiscal 1993 and costs of sales relating thereto increased from 11.73% for fiscal 1992 to 12.87% for fiscal 1993. Included in total costs and expenses for 1993 is $.84 million for costs of sales related to housing sales.

         As a result of the foregoing, PEC's operating income increased from $2.07 million for fiscal 1992 to $3.62 million for fiscal 1993, an increase of 74.94%.

COMPANY

         Operating income from subsidiaries increased from $2.07 million for fiscal 1992 to $3.62 million for fiscal 1993, an increase of 74.94%, all of which is attributable to PEC.

         Amortization of negative goodwill decreased from $1.98 million for fiscal 1992 to $.88 million for fiscal 1993, a decrease of 55.87%. Included in such amortization was $1.98 million and $.83 million in fiscal 1992 and 1993, respectively relating to the purchase of PEC in 1988, with $.05 million in fiscal 1993 relating to the acquisition of the minority interest in VSR.

         Incidental operations and Other income, decreased from an aggregate of $2.73 million for fiscal 1992 to $2.56 million for fiscal 1993, a decrease of 6.44%.

         Payments to Assignors increased from $3.33 million for fiscal 1992 to $4.63 million for fiscal 1993, an increase of 39.31%.

         Income before income taxes increased from $1.34 million for fiscal 1992 to $1.37 for fiscal 1993. This increase is primarily the result of the increase of timeshare interest sales from $14.62 million to $21.73 million offset by a decrease in the amortization of negative goodwill relating to the acquisition of PEC from $1.98 million to $.83 million, the increase in Payments to Assignors from $3.33 million to $4.63 million, and the increase in Commissions and Selling from $16.43 million to $20.08 million caused by the higher level of timeshare interest sales.

         Income taxes decreased from $2.38 million for fiscal 1992 to $2.22 million for fiscal 1993.

         Minority interest in 80%-owned subsidiary increased from $.06 million for fiscal 1992 to $.13 million for fiscal 1993, an increase of 100%.

         As result of the foregoing, Loss decreased from $1.11 million for fiscal 1992 to $.98 million for fiscal 1993.

Liquidity and Capital Resources.

         Cash and cash equivalents increased $2.71 million (32.75%) to $10.98 million at August 31, 1994, from $8.27 million at August 31, 1993. The increase was caused primarily by proceeds of a higher level of sales of receivables in fiscal 1994.

         During fiscal 1994, the Company provided $10.18 million of cash by operating activities compared with providing $7.51 million of cash by operating activities in fiscal 1993. The Company anticipates that it will continue to require cash in its operating activities for as long as it maintains the present or increased levels of Revenues from sales of timeshare interests and Land. In fiscal 1994, the Company provided $30.38 million of cash from the sales of receivables, compared to $16.33 million of cash from such source in fiscal 1993, an increase of 86.05%. The Company, as shown below, generates a cash shortfall from sales as a result of its Commissions and selling expenses generally exceeding the cash down payments received at the time of sale. The cash shortfall is generally funded through financing activities. The Company's potential Revenues are therefore limited by its cash resources and lines of credit available to fund the cash shortfall and other Company cash requirements.

         The Company must obtain sources of funds, whether from the Company's existing assets or from external sources to cover the cash shortfall that is created when commissions and selling expenses exceed down payments received by the Company from its customers. In addition to the cash shortfall, the Company must recover its product costs, pay its General and administrative expenses, purchase and replace equipment and make principal and interest payments toward its debt. During fiscal 1994, the cash shortfall and other cash needs were financed from sales of receivables, borrowings on lines of credit, collections, including interest, on receivables produced by sales made in current and prior periods, down payments made on new sales, and cash balances.

         For fiscal 1994 the Company used net cash from financing activities of $5.28 million, which included in this calculation $41.04 million of proceeds from borrowings offset by $45.96 million used to reduce debt. Sales of receivables is an ongoing program from which proceeds are used to reduce debt outstanding under lines of credit thereby increasing availability under such lines of credit.

         At August 31, 1994, PEC had two lines of credit not to exceed $57.50 million in the aggregate, secured by timeshare and Land receivables. As of August 31, 1994 the Company's outstanding liabilities under these lines of credit were approximately $36.59 million. At August 31, 1994, the Company had unpledged timeshare and Land receivables, both recognized and unrecognized, in the amount of approximately $18.48 million, of which $18.1 million are available for pledging under existing lines of credit, subject to certain loan agreement criteria. Under the terms of these lines of credit, the Company may borrow up to 75% of the balances of the timeshare and Land receivables tendered for pledging. The Company believes that it has adequate lines of credit. However, the Company continues to seek additional lines of credit and increases or more favorable terms in its existing lines of credit. The need for available lines of credit is to support future sales and the related cash shortfall. Set forth below is a schedule of the cash shortfall arising from recognized and unrecognized sales for (in thousands of dollars):

                                                                        For the years ended August 31,
                                                                        ------------------------------
                                                                   1994             1993                1992
                                                                   ----             ----                ----
                      Commissions and selling expenses            $19,924           $19,890            $16,329
                      attributable to recognized and
                      unrecognized sales

                      Less:  down payments                         10,792            10,140              8,993
                                                                  -------           -------            -------
                      Cash Shortfall                              $ 9,132           $ 9,750            $ 7,336


         MMC had a $10 million unsecured revolving line of credit expiring on December 31, 1994, bearing interest at prime plus 1%, against which $.37 million had been advanced at August 31, 1994. The highest amount advanced under this line of credit during the year was $6.28 million. This line of credit was renewed and later replaced in August 1995 by a secured warehouse line of credit from the same lender in the amount of $20 million which will expire in August, 1996.

         Liquidity demands may be met through new borrowings, increased down payments, the sale of receivables, the offer to customers of cash discounts or other incentives for prepayments of their receivable balances, voluntary reduction in sales volume, or by a combination of these five strategies.

         During the fiscal year ended August 31, 1994, the Company sold receivables of $30.55 million to four major financial institutions from which $20.7 million of the proceeds were used to pay debt. The receivables, which have average interest rates of 11.27% to 14.154% depending on the transaction, were sold to yield returns of 8.5% to 9.75% to the purchasers, with any excess interest received from the obligors of the receivables being payable to the Company.

         During the fiscal year ended August 31, 1993, the Company sold receivables of $16.3 million to three major financial institutions from which $10.92 million of the proceeds were used to pay debt. The receivables, which have average interest rates of 11.78% to 13.2% depending on the transaction, were sold to yield returns of 9.25% to 12% to the purchasers, with any excess interest received from the obligors of the receivables being payable to the Company.

         The Company sells Notes receivable subject to recourse provisions as contained in each agreement. The Company is obligated under these agreements to replace or repurchase accounts that become over ninety days delinquent or otherwise subject to replacement or repurchase. The recourse provisions provide for substitution for or repurchase of receivables with respect to $51.19 million of sold Notes receivable. A liability for Future estimated contingency for notes receivable sold with recourse was established at the time of each sale based upon the Company's analysis of all probable losses resulting from the Company's recourse obligations under each agreement of sale. The Company periodically reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality.

         The Company is obligated under certain agreements for the sale of Notes receivable and certain loan agreements to maintain minimum net worth requirements. The most restrictive of these agreements requires PEC to maintain a minimum net worth of $25.0 million.

         The Assignors of the agreement which enabled the Company to acquire all of the stock of PEC were entitled to receive from the Company on a quarterly basis, for a period ending on January 31, 1995, additional payments as determined as of the end of each quarter, equal in the aggregate to 63% of PEC's unrestricted cash balances. At August 31, 1993, the liability Payable to assignors was $3.20 million. During fiscal 1994 payments of $4.9 million including interest of $304,000 were paid to the Assignors. At August 31, 1994, $7.13 million remained payable to the Assignors on the Payable to assignors liability, an increase of $ 3.93 million from August 31, 1993.

         During fiscal 1994 and 1993, the Company used cash of $2.20 million and $1.45 million, respectively, in investing activities, which was substantially expended for the purchase of Property and equipment.

         Capital expenditures during fiscal 1994 were $5.35 million for the acquisition of inventory and $2.55 million for the purchase of Property and equipment. For fiscal 1995 it is anticipated that capital expenditures will approximate $9.7 million for the acquisition of inventory, renovation of future timeshare inventory, refurbishment of present timeshare inventory, construction of certain road improvements in Pahrump Valley and the acquisition of replacement equipment. The Company believes that its current and long-term requirements will be met from cash balances, internally generated cash, existing lines of credit, sales of receivables, and the modification, replacement or addition to its lines of credit.

Item 8.  Financial Statements and Supplementary Data.

         The following consolidated financial statements and supplementary data required by Item 8 of Mego Financial Corp. and its subsidiaries are included herewith:

                                                                                                   Page
                                                                                                   ----
         Independent Auditors' Report                                                               F-1
         Consolidated Balance Sheets - August 31, 1994 and August 31, 1993                          F-2
         Consolidated Statements of Operations for the years ended
         August 31, 1994, 1993 and 1992                                                       F-3 - F-4
         Consolidated Statements of Cash Flows for the years ended
         August 31, 1994, 1993 and 1992                                                       F-5 - F-6
         Consolidated Statements of Shareholders' Equity for the years ended
         August 31, 1994, 1993 and 1992                                                             F-7
         Notes to Consolidated Financial Statements for
         the years ended August 31, 1994, 1993 and 1992                                      F-8 - F-22
         Independent Auditors' Report on Financial Statement Schedules                              S-1
         Valuation and Qualifying Accounts for the year ended August 31, 1994                       S-2
         Valuation and Qualifying Accounts for the year ended August 31, 1993                       S-3
         Valuation and Qualifying Accounts for the year ended August 31, 1992                       S-4

         All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements.

Item 9.  Disagreements on Accounting and Financial Disclosure.

         Not applicable.


                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Incorporated by reference from the Company's definitive proxy statement as filed.

Item 11. Executive Compensation.

         Incorporated by reference from the Company's definitive proxy statement as filed.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Incorporated by reference from the Company's definitive proxy statement as filed.

Item 13. Certain Relationships and Related Transactions.

         Incorporated by reference from the Company's definitive proxy statement as filed.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

         (a) (1) (2) Financial Statements. See Item 8 above for a list of financial statements included as part of this Annual Report on Form 10-K.

                 (3)      Exhibits.

Exhibit Number      Description
--------------      -----------
2.1(1)              Disclosure Statement dated October 3, 1983, together with Schedules A through G and Debtors' Plan, filed as
                    Exhibit (2) to Mego International (a predecessor of Mego) Form 10-K for the year ended February 28, 1983, and incorporated herein by reference.

2.2                 Articles of Merger of Vacation Spa Resorts, Inc. with and into Preferred Equities Corporation dated March
                    10, 1993, Agreement and Plan of Merger dated as of July 24, 1992, among Preferred Equities Corporation and
                    Vacation Spa Resorts, Inc., Amendment to Agreement and Plan of Merger dated July 24, 1992, and Amendment to
                    Agreement and Plan of Merger dated December 7, 1992.

3.1 (a) (1)         Certificate of Incorporation of Mego, as amended, filed as Exhibit 3.1 to Mego's Form 10-K for the fiscal year ended August 31, 1987 and incorporated herein by reference.

3.1 (b) (5)         Certificate of Amendment of the Certificate of Incorporation of Mego Financial Corp., dated June 19, 1992.

3.1 (c)             Certificate of Amendment of the Certificate of Incorporation of Mego Financial Corp., dated August 26,
                    1993.

3.2 (1)             By-laws of Mego, as amended.

10.4 (a) (1)        Stock Purchase Agreement dated October 25, 1987 by and among Mego("Mego"), and Robert Nederlander, Jerome
                    J. Cohen, Don A. Mayerson, Herbert Hirsch, and Growth Realty Inc. ("GRI") (collectively the "Purchasers")
                    filed as Exhibit A to a Schedule 13D dated October 25, 1987, filed by Jerome J. Cohen, et al., and incorporated herein by reference.

10.4 (b) (1)        Letter dated January 7, 1988 from the Purchasers to Mego updating representations made by Mego in the Stock
                    Purchase Agreement (Exhibit 10.5(a)) filed as Exhibit 10.2 to a Current Report on Form 8-K of Mego, dated
                    January 7, 1988, and incorporated herein by reference.

10.5 (a) (1)        Assignment Agreement dated October 25, 1987 by and among Comay Corp. ("Comay"), GRI, RER Corp. ("RER") (as successor in interest to RRE Corp.) and H&H Financial, Inc. ("H&H") (collectively the "Assignors") and Mego with respect to shares of Common Stock of Preferred Equities Corporation ("PEC"), filed as Exhibit B to a
                    Schedule 13D dated October 25, 1987 filed by Jerome J. Cohen, et al., and incorporated herein by reference.

Exhibit Number      Description
--------------      -----------
10.5 (b) (1)        Assignment and Assumption Agreement dated February 1, 1988 by and among the Assignors and Mego filed as
                    Exhibit 10.2 to a Current Report on Form 8-K of Mego dated February 1, 1988 and incorporated herein by reference.

10.5 (c) (1)        Amendment to Exhibit 10.6(b) dated as of July 29, 1988 filed as Exhibit 10.3 to a Current Report on Form 8-
                    K of Mego dated August 1, 1988 and incorporated herein by reference.

10.6 (a) (1)        Stock Purchase and Redemption Agreement dated as of October 6, 1987 by and among PEC, Comay, GRI, RRE
                    Corp., H&H, Linda Sterling and the 1971 Rosen Family Stock Trust filed as Exhibit C to a Schedule 13D dated
                    October 25, 1987 filed by Jerome J. Cohen, et al., and incorporated herein by reference.

10.6 (b) (1)        Amendment dated as of October 25, 1987 of Exhibit 10.7(a) filed as Exhibit 10.3(b) to a Current Report on
                    Form 8-K of Mego dated February 1, 1988, and incorporated herein by reference.

10.7 (1)            Loan and Security Agreement dated February 1, 1988 by and between Mego and Greyhound Real Estate Finance
                    Company filed as Exhibit 10.7 to a Current Report on Form 8-K of Mego dated February 1, 1988 and incorporated herein by reference.

10.8 (1)            Pledge and Security Agreement dated February 1, 1988 by and among Mego and Comay, GRI, RER, H&H and PEC regarding the pledge of PEC stock pursuant to the Assignment Agreement and the Assignment and Assumption
                    Agreement (Exhibits 10.6(a) and (b)) filed as exhibit 10.8 to the Form 8 Amendment dated April 18, 1988 to a Current Report on Form 8-K of Mego dated February 1, 1988 and incorporated herein by reference.

10.9 (1)            Purchase Agreement dated June 30, 1988 by and among Preferred Equities Corporation ("PEC"), Southern
                    Colorado Properties, Inc., Colorado Land and Grazing Company and The Oxford Finance Companies, Inc. filed as Exhibit 10.1 to a Quarterly Report of Mego on Form 10-Q for the quarter ended May 31, 1988 and incorporated herein by reference.

10.10 (2)           Amendment to Exhibit 10.5(b), dated July 29, 1988.

10.11 (3)           Amended and Restated Loan and Security Agreement between Greyhound Real Estate Finance Company and Vacation
                    Spa Resorts, Inc., dated May 10, 1989 and Amended and Restated Promissory Note and Guarantee and
                    Subordination Agreement.

10.12 (3)           Amendment No. 2 to Loan and Security Agreement between Greyhound Real Estate Finance Company and Vacation
                    Spa Resorts, Inc., dated April 16, 1990 and Amendment No. 2 to Promissory Note and Guarantee and
                    Subordination Agreement.

10.13 (3)           Purchase Agreement dated 24th day of September, 1990 by and among Brigantine Inn, Ltd., Brigantine
                    Preferred Properties, Inc. and Preferred Equities Corporation.

10.14 (3)           Purchase Agreement dated 24th day of September, 1990 by and among Brigantine Villas, L.P., Brigantine
                    Preferred Properties, Inc. and Preferred Equities Corporation.

Exhibit Number      Description
--------------      -----------
10.15 (4)           Amendment No. 3 to Loan and Security Agreement between Greyhound Real Estate Finance Company and Preferred
                    Equities Corporation, dated May 31, 1991 and Amendment No. 2 to Promissory Note.

10.16 (4)           Amendment No. 3 to Loan and Security Agreement between Greyhound Real Estate Finance Company and Vacation
                    Spa Resorts, Inc., dated May 31, 1991 and Amendment No. 3 to Promissory Note.

10.17 (4)           Loan and Security Agreement between Dorfinco Corporation and Preferred Equities Corporation, dated July 31,
                    1991 and related Promissory Note dated August 9, 1991.

10.18 (4)           Forbearance and Assumption Agreement, Guarantee and Second Amendment to Loan and Security Agreement between
                    Chemical Bank of New Jersey, Brigantine Villas, L.P., and Brigantine Preferred Properties, Inc., dated June
                    12, 1991, Amended and Restated Promissory Note dated June 18, 1991, and Second Amendment to Mortgage dated
                    June 18, 1991.

10.19 (5)           Stock Purchase Agreement dated August 13, 1992 between Mego and PEC.

10.20 (5)           Amendment No. 4 to Amended and Restated Loan and Security Agreement between Greyhound Real Estate Finance
                    Company and Preferred Equities Corporation, dated January 13, 1992, and Amendment No. 3 to Amended and
                    Restated Promissory Note.

10.21 (5)           Agreement for Wholesale Financing and related Promissory Note between ITT Commercial Finance Corp. and
                    Calvada Homes, Inc., dated January 17, 1992.

10.22 (5)           Purchase and Sale Agreement between Golden West Homes and Calvada Homes, Inc., dated February 26, 1992.

10.23 (5)           Standard Form of Agreement Between Owner and Contractor between Calvada Homes, Inc. and Emfad Enterprises,
                    Inc., dated March 23, 1992.

10.24 (5)           Loan Modification and Extension Agreement between Valley Bank of Nevada and Preferred Equities Corporation,
                    dated January 30, 1992.

10.25 (5)           Amendment No. 2 to Amended and Restated Loan Agreement between Valley Bank of Nevada and Vacation Spa
                    Resorts, Inc., dated February 20, 1992, and related Promissory Note dated February 20, 1992.

10.26 (6)           Purchase and Servicing Agreement dated as of October 15, 1992 among Vacation Spa Resorts, Inc. and
                    Preferred Equities Corporation as Sellers, Preferred Equities Corporation as Servicer, and NBD Bank, N.A.
                    as Purchaser.

10.27 (6)           Guaranty Agreement as of October 15, 1992 made by Vacation Spa Resorts, Inc., Preferred Equities
                    Corporation, and Mego Financial Corp. in favor of NBD Bank, N.A.

10.28 (6)           Letter from Greyhound Financial Corporation dated December 4, 1992 extending the borrowing term of the
                    Amended and Restated Loan and Security Agreement dated May 10, 1992, between  Greyhound Real Estate Finance
                    Company and Preferred Equities Corporation and Loan and Security Agreement dated March 30, 1989, between

Exhibit Number      Description
--------------      -----------
                    Greyhound Real Estate Finance Company and Vacation Spa Resorts, Inc., to December 31, 1992.

10.29 (7)           Asset Sale Agreement dated December 22, 1992, by and between Brigantine Preferred Properties, Inc. as
                    Seller, and The Oxford Finance Companies as Buyer.

10.30 (7)           Amendment No. 5 to Amended and Restated Loan and Security Agreement between Greyhound Real Estate Finance
                    Company and Preferred Equities Corporation, dated February 23, 1993, Amendment No. 4 to Loan and Security
                    Agreement between Greyhound Real Estate Finance Company and Vacation Spa Resorts, Inc., dated February 23,
                    1993.

10.31 (7)           First Amendment to Stock Purchase Agreement dated March 10, 1993, by and between Mego Financial Corp. and
                    Preferred Equities Corporation.

10.32 (7)           Amendment No. 6 to Amended and Restated Loan and Security Agreement between Greyhound Real Estate Finance
                    Company and Preferred Equities Corporation, dated June 28, 1993, and three (3) related Promissory Notes, relating to the Grand Flamingo Winnick, Grand Flamingo Fountains, and Preferred Equities Corporation
                    corporate offices.

10.33 (7)           Second Amendment to Loan and Security Agreement dated June 30, 1993, between Dorfinco Corp. and Preferred
                    Equities Corporation, and First Amendment to Promissory Note.

10.34 (7)           Agreement for Sale of Notes Receivable arising from Timeshare sales dated August 3, 1993, by and between
                    Brigantine Preferred Properties, Inc. as Seller, and The Oxford Finance Companies as Buyer.

10.35 (7)           Purchase and Sale Agreement dated August 30, 1993, between Preferred Equities Corporation as Developer, and
                    Marine Midland Bank, N.A., and Wellington Financial Corp.

10.36 (7)           Purchase Agreement dated August 31, 1993, between Mego Financial Corp. as Seller, and Legg Mason Special
                    Investment Trust as Buyer, for the purchase of 300,000 shares of the Company's Preferred Stock.

10.37 (8)           Amended and Restated Loan Agreement between Bank of America Nevada and Preferred Equities Corporation,
                    dated September 10, 1993.

10.38 (8)           Agreement for Line of Credit and Commercial Promissory Note between Mego Mortgage Corporation and First
                    National Bank of Boston, dated January 4, 1994

10.39 (8)           Amendment No. 7 to Amended and Restated Loan and Security Agreement between Greyhound Real Estate Finance
                    Company and Preferred Equities Corporation, dated January 24, 1994.

10.40 (8)           Agreement between Mego Mortgage Corporation and Hamilton Consulting, Inc., dated January 31, 1994.

Exhibit Number      Description
--------------      -----------
10.41 (8)           Loan Purchase and Sale Agreement dated March 22, 1994, between Mego Mortgage Corporation as Buyer, and
                    Southwest Beneficial Finance, Inc. as Seller.

10.42 (8)           Amendment No. 8 to Amended and Restated Loan and Security Agreement between Greyhound Real Estate Finance
                    Company and Preferred Equities Corporation, dated April 15, 1994.

10.43 (8)           Purchase and Servicing Agreement dated as of June 1, 1994, between Preferred Equities Corporation as Seller and Servicer, and NBD Bank, N.A. as Purchaser.

10.44 (8)           Purchase and Servicing Agreement dated as of July 6, 1994, between Preferred Equities Corporation as
                    Seller, and First National Bank of Boston as Purchaser.

10.45 (8)           Amendment No. 9 to Amended and Restated Loan and Security Agreement between Greyhound Real Estate Finance
                    Company and Preferred Equities Corporation, dated August 31, 1994, and Amendment No. 4 to Amended and
                    Restated Promissory Note dated August 31, 1994, Amendment No. 6 to Loan and Security Agreement between
                    Greyhound Real Estate Finance Company and Preferred Equities Corporation dated August 31, 1994, and
                    Amendment No. 4 to Promissory Note dated August 31, 1994, between Preferred Equities Corporation as successor-in-interest to Vacation Spa Resorts, Inc., and Greyhound Financial Corporation.

10.46 (8)           Master Loan Purchase and Servicing Agreement dated as of August 26, 1994, between Mego Mortgage Corporation as Seller, and First National Bank of Boston, as Purchaser.

22.1  (8)           Subsidiaries of the Registrant.

                    (1)     Filed as part of Mego's Form 10-K for fiscal year ended August 31, 1988 and incorporated herein by reference.

                    (2)     Filed as part of Mego's Form 10-K for fiscal year ended August 31, 1989 and incorporated herein by reference.

                    (3)     Filed as part of Mego's Form 10-K for fiscal year ended August 31, 1990 and incorporated herein by reference.

                    (4)     Filed as part of Mego's Form 10-K for fiscal year ended August 31, 1991 and incorporated herein by reference.

                    (5)     Filed as part of Mego's Registration Statement on Form S-4 originally filed August 13, 1992 and incorporated herein by reference.

                    (6)     Filed as part of Mego's Form 10-K for fiscal year ended August 13, 1992 and incorporated herein by reference.

                    (7)     Filed as part of Mego's Form 10-K for fiscal year ended August 13, 1993 and incorporated herein by reference.

                    (8)     Filed as part of Mego's Form 10-K for fiscal year ended August 31, 1994 and incorporated herein by reference.

         (b)     Reports on Form 8-K.  None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MEGO FINANCIAL CORP.



Date:  February 28, 1996                           By: /s/ JEROME J. COHEN
                                                      --------------------------
                                                      Jerome J. Cohen, President




         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date(s) indicated.


                   SIGNATURE                                           TITLE                                       DATE
                   ---------                                           -----                                       ----
 /s/ ROBERT NEDERLANDER                                Chairman of the Board, Chief  Executive                     February 28, 1996
 --------------------------------------------          Officer and Director
 Robert Nederlander


 /s/ JEROME J. COHEN                                   President and Director                                      February 28, 1996
 --------------------------------------------
 Jerome J. Cohen


 /s/ HERBERT B. HIRSCH                                 Senior   Vice   President,   Treasurer,                     February 28, 1996
 --------------------------------------------          Chief Financial Officer and Director
 Herbert B. Hirsch


 /s/ EUGENE I. SCHUSTER                                Vice President and Director                                 February 28, 1996
 --------------------------------------------
 Eugene I. Schuster

 /s/ IRVING J. STEINBERG                               Vice President and Chief                                    February 28, 1996
 --------------------------------------------          Accounting Officer
 Irving J. Steinberg


 /s/ WILBUR L. ROSS, JR.                               Director                                                    February 28, 1996
 --------------------------------------------
 Wilbur L. Ross, Jr.


 /s/ JOHN E. MCCONNAUGHY                               Director                                                    February 28, 1996
 --------------------------------------------
 John E. McConnaughy

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                   YEARS ENDED AUGUST 31, 1994, 1993 AND 1992
                        AND INDEPENDENT AUDITORS' REPORT



                               TABLE OF CONTENTS



                                                                                              Page No.
                                                                                              --------
         Independent Auditors' Report                                                           F - 1
         Consolidated Balance Sheets                                                            F - 2
         Consolidated Statements of Operations                                                  F - 3
         Consolidated Statements of Cash Flows                                                  F - 4
         Consolidated Statements of Shareholders' Equity                                        F - 6
         Notes to Consolidated Financial Statements                                             F - 7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Mego Financial Corp. and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Mego Financial Corp. and its subsidiaries (the "Company") as of August 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mego Financial Corp. and subsidiaries at August 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 20, the accompanying 1994, 1993 and 1992 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP


Las Vegas, Nevada
November 16, 1994 (February 29, 1996 as to notes 20 and 21)

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)
                                   August 31,


                                                                                              1994                  1993
                                                                                          -------------         ------------
ASSETS                                                                                       (As Restated - See Note 20)
    Cash and cash equivalents (Note 4)                                                    $      10,982         $      8,273
    Restricted cash (Note 4)                                                                        752                  500
    Notes receivable, net (Notes 4, 5, 11, 13 and 14)                                            36,514               46,307
    Excess servicing rights (Notes 4 and 6)                                                       2,146                  902
    Timeshare interests held for sale (Notes 4, 7 and 11)                                         9,622               10,041
    Land and improvements inventory (Notes 4 and 7)                                               7,195                6,087
    Other investments (Note 8)                                                                    1,619                1,827
    Property and equipment, at cost, net  (Notes 4, 9 and 11)                                    10,100                8,795
    Deferred selling costs (Note 4)                                                               3,055                2,052
    Other assets (Notes 4, 10 and 13)                                                             6,317                6,128
                                                                                          -------------         ------------

             TOTAL ASSETS                                                                 $      88,302         $     90,912
                                                                                          =============         ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Liabilities:
      Notes and contracts payable (Note 11)                                               $      39,810         $     44,728
      Accounts payable and accrued liabilities (Note 13)                                          6,111                4,464
      Payable to assignors (Notes 2, 3 and 13)                                                    7,131                3,204
      Future estimated contingency for notes receivable sold
        with recourse  (Notes 4 and 5)                                                            3,690                2,980
      Excess of liabilities over assets of discontinued
        operations (Note 17)                                                                      4,222                4,222
      Deposits (Note 4)                                                                           2,220                1,418
      Negative goodwill (Note 19)                                                                   181                  234
      Deferred income taxes (Notes 4 and 12)                                                      5,414                4,653
                                                                                          -------------         ------------

             Total liabilities                                                                   68,779               65,903
                                                                                          -------------         ------------

    Redeemable Preferred Stock, Series A, 12%
     Cumulative Preferred Stock, $.01 par value,
     $10 redemption value, 300,000 shares issued and outstanding (Note 16)                        3,000                3,000
                                                                                          -------------         ------------

    Commitments, contingencies and subsequent events (Notes 14 and 21)

    Shareholders' equity (Notes 2, 5, 16, 18 and 19)
      Preferred stock -- $.01 par value
        Authorized -- 5,000,000 shares
      Common stock, $.01 par value
        Authorized -- 50,000,000 shares;
        Issued and outstanding -- 18,086,750 shares at
        August 31, 1994, and 17,631,169 shares at August 31, 1993                                   180                  178
      Additional paid in capital                                                                  3,198                2,612
      Retained earnings                                                                          13,145               19,219
                                                                                          -------------         ------------

             Total shareholders' equity                                                          16,523               22,009
                                                                                          -------------         ------------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $      88,302         $     90,912
                                                                                          =============         ============





See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands of dollars except per share data)
                         For the years ended August 31,

                                                                     1994                 1993                1992
                                                                 -------------        -------------       --------------
REVENUES                                                                   (As Restated -See Note 20)
      Timeshare interest sales, net (Notes 4 and 15)             $      19,521        $      21,734       $       14,621
      Retail lot sales, net (Notes 4 and 15)                            13,534               13,199               13,818
      Housing sales                                                        515                1,057                    -
      Gain on sales of notes receivable (Note 4)                         1,454                  631                    -
      Interest income (Notes 5 and 10)                                   8,261                8,244                8,181
      Amortization of negative goodwill (Notes 3 and 19)                   472                  875                1,983
      Incidental operations                                              2,007                1,672                1,590
      Other                                                                954                  883                1,141
                                                                 -------------         ------------         ------------

             Total revenues                                             46,718               48,295               41,334
                                                                 -------------         ------------         ------------

    COSTS AND EXPENSES
      Direct costs of:
        Timeshare interest sales                                         2,684                3,472                2,433
        Retail lot sales                                                 1,435                2,054                2,113
        Housing sales                                                      531                  843                    -
        Incidental operations                                            2,342                2,178                1,903
      Commissions and selling                                           18,962               20,079               16,432
      Depreciation and amortization (Note 4)                             1,208                  980                  938
      Interest (Note 11)                                                 4,729                4,193                4,401
      General and administrative (Note 4)                               11,218                8,499                8,450
      Provision for credit losses                                           96                    -                    -
      Payments to assignors (Notes 2, 3 and 13)                          8,526                4,632                3,325
                                                                 -------------         ------------         ------------


             Total costs and expenses                                   51,731               46,930               39,995
                                                                 -------------         ------------         ------------

    INCOME (LOSS) BEFORE INCOME TAXES                                   (5,013)               1,365                1,339


    INCOME TAXES (Notes 4 and 12)                                          761                2,218                2,382
                                                                 -------------         ------------         ------------

    LOSS BEFORE MINORITY INTEREST                                       (5,774)                (853)              (1,043)

    MINORITY INTEREST IN 80%-
      OWNED SUBSIDIARY (Note 19)                                             -                  126                   63
                                                                 -------------         ------------         ------------


    NET LOSS                                                            (5,774)                (979)              (1,106)

    CUMULATIVE PREFERRED STOCK DIVIDENDS                                   360                    -                    -
                                                                 -------------         ------------         ------------


    NET LOSS APPLICABLE TO COMMON STOCK                          $      (6,134)        $       (979)        $     (1,106)
                                                                 =============         ============         ============


    LOSS PER COMMON SHARE                                        $        (.34)        $       (.06)        $       (.07)
                                                                 =============         ============         ============


      Weighted average number of common shares
        and common share equivalents outstanding                    17,820,170           17,145,101           16,700,919
                                                                 =============         ============         ============





See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)
                         For the years ended August 31,

                                                                               1994              1993            1992
                                                                             --------          --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                (As Restated -See Note 20)
      Net loss                                                               $ (5,774)         $   (979)       $ (1,106)
                                                                             --------          --------        --------
      Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Amortization of excess of underlying book value
          over purchase price of wholly-owned subsidiary                         (472)             (875)         (1,983)
        Provisions for cancellation and credit losses                           7,775             7,991          10,328
        Cost of sales                                                           4,650             6,369           4,546
        Depreciation and amortization                                           1,208               980             938
        Gains on sales of receivables and other assets                         (1,454)             (631)            (81)
        Increase (decrease) in provision for future estimated
          contingency for notes receivable sold with recourse                     710             1,169            (579)
        Minority interest in 80%-owned subsidiary                                   -               126              63
        Changes in operating assets and liabilities:
          Increase in restricted cash                                            (252)             (500)              -
          Increase in notes receivable, net                                   (26,489)          (20,698)        (13,452)
          Proceeds from sale of notes receivable                               30,380            16,329               -
          Increase in excess servicing rights                                  (1,244)             (902)              -
          Additions to land and timeshare interests                            (5,339)           (3,486)         (3,968)
          Decrease (increase) in other assets                                     592              (914)            (24)
          (Increase) decrease in deferred selling costs                        (1,003)              133             103
          Increase (decrease) in accounts payable and
             accrued liabilities                                                1,406               511            (740)
          Increase in payable to assignors                                      3,927               733              76
          Increase (decrease) in deposits                                         802              (112)             38
          (Decrease) increase in deferred income taxes                            761             2,263           2,337
                                                                             --------          --------        --------

             Total adjustments                                                 15,958             8,486          (2,398)
                                                                             --------          --------        --------

               Net cash provided by (used in) operating activities             10,184             7,507          (3,504)
                                                                             --------          --------        --------

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                                 41,040            29,015          21,673
      Reduction of debt                                                       (45,958)          (33,081)        (18,595)
      Acquisition of minority interest                                              -              (287)              -
      Sale of preferred stock                                                       -             3,000               -
      Preferred stock dividends                                                  (300)                -               -
      Redemption of common stock                                                  (62)                -               -
                                                                             --------          --------        --------

               Net cash (used in) provided by financing activities             (5,280)           (1,353)          3,078
                                                                             --------          --------        --------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of property and equipment
        and investments                                                           150               218             259
      Purchase of property and equipment                                       (2,553)           (1,601)           (870)
      Decrease (increase) in other investments                                    208               (70)            575
                                                                             --------          --------        --------

               Net cash used in investing activities                           (2,195)           (1,453)            (36)
                                                                             --------          --------        --------

    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                          2,709             4,701            (462)

    CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR                              8,273             3,572           4,034
                                                                             --------          --------        --------

    CASH AND CASH EQUIVALENTS -- END OF YEAR                                 $ 10,982          $  8,273        $  3,572
                                                                             ========          ========        ========



See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (in thousands of dollars)
                         For the years ended August 31,


                                                                  1994             1993            1992
                                                                 -------          -------         -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                     (As Restated -See Note 20)
      Cash paid during the year for:

      Interest, net of amounts capitalized                       $ 4,646          $ 3,970         $ 4,103
                                                                 =======          =======         =======

      Federal income taxes                                       $     -          $     -         $     -
                                                                 =======          =======         =======

    SUPPLEMENTAL DISCLOSURE OF NON-CASH
      ACTIVITIES:
      The Company issued 475,000 shares of its
        common stock to an unrelated entity for
        services rendered to Mego Mortgage
        Corporation (Note 18)                                    $   650          $     -         $     -
                                                                 =======          =======         =======

      The Company acquired the minority interest in its
        80%-owned subsidiary as follows:
        Minority interest acquired                               $     -          $ 1,745         $     -
        Issuance of common stock                                       -           (1,082)              -
        Allocation of carrying value of subsidiary's
          property and equipment, net                                  -             (132)              -
        Negative goodwill acquired                                     -             (244)              -
                                                                 -------          -------         -------

               Cash expended for acquisition of minority
                 interest                                        $     -          $   287         $     -
                                                                 =======          =======         =======





See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP.  AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (NOTES 3, 5, 16, 18, 19 AND 20)
                  (in thousands of dollars except share data)


                                                             Common Stock
                                             ---------------------------------------------------------------------------------
                                                   Class A                       Class B                   Common stock
                                               $.01 par value                 $.01 par value              $.01 par value
                                             ------------------------     ----------------------      ------------------------
                                               Shares          Amount       Shares         Amount       Shares          Amount
                                             ----------        ------     ---------        ------     ----------        ------
Balance at September 1, 1991, as
  previously reported                        15,548,289        $ 155      1,152,630         $ 12               -         $  -

Prior period adjustment                               -            -              -            -               -            -
                                             ----------        -----      ---------         -----     ----------         ----

Balance at September 1, 1991 as
  restated (see Note 20)                     15,548,289          155      1,152,630           12               -            -

Conversion of Class B to common
  stock and redesignation of
  Class A to common stock                   (15,548,289)        (155)    (1,152,630)         (12)     16,700,919          167

Net loss (as restated - see Note 20)                  -            -              -            -               -            -
                                             ----------        -----      ---------         -----     ----------         ----

Balance at August 31, 1992 (as
  restated - see Note 20)                             -            -              -            -      16,700,919          167

Issuance of common stock -
  Exchange for minority interest
  in subsidiary common stock                          -            -              -            -         930,250           11

Net loss (as restated - see Note 20)                  -            -              -            -               -            -
                                             ----------        -----      ---------         -----     ----------         ----

Balance at August 31, 1993 (as
  restated - see Note 20)                             -            -              -            -      17,631,169          178

Issuance of common stock
  (Note 18)                                           -            -              -            -         475,000            3

Redemption of common stock
  (Note 18)                                           -            -              -            -        (19,419)          (1)

Dividends paid on preferred
  stock                                               -            -              -            -               -            -

Net loss (as restated - see Note 20)
                                                      -            -              -            -               -            -
                                             ----------        -----      ---------         -----     ----------         ----

Balance at August 31, 1994 (as
  restated - see Note 20)                             -        $   -              -         $  -      18,086,750         $180
                                             ==========        =====      =========         =====     ==========         ====





                                                Additional
                                                 paid in            Retained
                                                 capital            earnings       Total
                                                ----------          --------      --------

Balance at September 1, 1991, as
  previously reported                             $1,541            $22,409        $24,117

Prior period adjustment                                -             (1,105)        (1,105)
                                                  ------             ------         ------

Balance at September 1, 1991 as
  restated (see Note 20)                           1,541              21,304         23,012

Conversion of Class B to common
  stock and redesignation of
  Class A to common stock                              -                   -            -

Net loss (as restated - see Note 20)                   -             (1,106)        (1,106)
                                                  ------             ------         ------

Balance at August 31, 1992 (as
  restated - see Note 20)                          1,541              20,198         21,906

Issuance of common stock -
  Exchange for minority interest
  in subsidiary common stock                       1,071                   -          1,082

Net loss (as restated - see Note 20)                   -               (979)          (979)
                                                  ------             ------         ------

Balance at August 31, 1993 (as
  restated - see Note 20)                          2,612              19,219         22,009

Issuance of common stock
  (Note 18)                                          647                   -            650

Redemption of common stock
  (Note 18)                                          (61)                  -           (62)

Dividends paid on preferred
  stock                                                -               (300)          (300)

Net loss (as restated - see Note 20)
                                                       -             (5,774)        (5,774)
                                                  ------             ------         ------

Balance at August 31, 1994 (as
  restated - see Note 20)                         $3,198             $13,145        $16,523
                                                  ======             =======        =======




See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED AUGUST 31, 1994, 1993 AND 1992


1.       Nature of Operations

         The shareholders of Mego Corp., during fiscal 1992, voted to amend its Certificate of Incorporation changing its name to Mego Financial Corp. ("Mego"), and changing its authorized Preferred and Common stock (see
         Note 18). Prior to February 1, 1988, and subsequent to 1983, the operations of Mego were primarily limited to licensing trademarks and patents owned by Mego. On February 1, 1988, Preferred Equities Corporation ("PEC") was acquired as a wholly-owned subsidiary of Mego (see Note 2). PEC is primarily engaged in the business of generating consumer receivables through marketing timeshare interests in its resort properties and marketing developed and undeveloped real estate lots on a retail basis. Mego Mortgage Corporation, a wholly-owned subsidiary ("MMC"), is primarily engaged in the business of originating, purchasing, selling and servicing loans for property improvement that qualify under the provisions of Title I of the National Housing Act which is administered by the U.S. Department of Housing and Urban Development ("HUD"). Pursuant to that program 90% of the principal balances of the loans are U.S. government insured ("Title I Loans") with a cumulative maximum of 10% of all Title I loans originated by MMC. Mego and its subsidiaries are herein collectively referred to as the "Company".

         To facilitate its sales of timeshare interests, the Company has entered into several trust agreements. The trustees administer the collection of the related notes receivable (see Note 5). To achieve this end, the Company has assigned title to certain of its resort properties and its interest in certain notes receivable to the trustees.

2.       Acquisition of Preferred Equities Corporation

         The acquisition of PEC on February 1, 1988, was effected pursuant to an Assignment Agreement, dated October 25, 1987, between Mego and several corporations ("Assignors") (see Note 13) and a related Assignment and Assumption Agreement, dated February 1, 1988, and amended on July 29, 1988 (the "Assignment and Assumption Agreement"), between Mego and the Assignors (collectively, such agreements constitute the "Assignment"). The acquisition of PEC was accomplished by PEC's issuing two shares of its Common stock to the Company for a purchase price of approximately $50,000. Immediately prior to that time the previously outstanding shares held by others were surrendered and redeemed by PEC at a cost to PEC of approximately $10,463,000 plus fees and expenses, leaving Mego with all of the outstanding shares of PEC.

         The right to purchase shares from PEC was obtained by Mego pursuant to the Assignment, which assigned to the Company the right to purchase shares from PEC pursuant to the Stock Purchase and Redemption Agreement, dated October 6, 1987 (the "Stock Purchase Agreement"), between PEC and the Assignors, as amended on October 25, 1987. Consideration for the Assignment consisted of promissory notes (hereinafter "Purchase Notes") from Mego to the Assignors in the aggregate amount of $2,000,000 and additional payments to the Assignors as described below. The Purchase Notes were paid in full prior to August 31, 1988. After the payment of the Purchase Notes the Assignors are entitled to receive from the Company on a quarterly basis, as determined as of the end of each quarter, additional payments equal in the aggregate to 63% of PEC's consolidated unrestricted cash balances, for a period ending on January 31, 1995. The additional payments are collateralized by a pledge of the PEC Stock to the Assignors. (See Note 13).

3.       Excess of Book Value of Net Assets Acquired over Acquisition Cost

         On February 1, 1988, the underlying book value of the net assets of PEC exceeded Mego's acquisition cost by the amount of $42,315,000. Management allocated the excess book value to assets existing at the acquisition date (primarily notes receivable which mature over approximately seven to ten years), as a Revaluation adjustment. As collections are made on the receivables (either through installment payments or upon sale of receivables) a portion of the Revaluation adjustment is recorded in income as amortization. For the years ended August 31, 1994, 1993 and 1992, such amortization amounted to $422,000, $828,000 and $1,983,000, respectively. The Company determined that $20,000,000 of the Revaluation adjustment should not be amortized but should be reduced for Payments to assignors which have aggregated $40,149,000 through August 31, 1994. Amounts in excess of $20,000,000 are expensed and $8,526,000, $4,632,000 and
         $3,325,000 have been included in Costs and Expenses in the years ended August 31, 1994, 1993 and 1992, respectively (see Notes 2 and 13).

4.       Summary of Significant Accounting Policies

         Principles of Consolidation -- The accompanying financial statements include the accounts of Mego and its subsidiaries (see Note 1). All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been restated as described in Note 20.

         Parent company only basis -- At August 31, 1994 and 1993, Mego, on a Parent company only basis, reflected total assets of $31,898,000 and $32,461,000 respectively, which are comprised principally of its net investment in subsidiaries of $31,610,000 and $29,204,000, respectively; and total liabilities of $7,489,000 and $3,604,000, respectively. At August 31, 1994 and 1993, liabilities were comprised principally of amounts payable to Assignors of $7,131,000 and $3,204,000, respectively. At August 31, 1994 and 1993, Mego had outstanding Redeemable Preferred Stock with an aggregate redemption price of $3,000,000. (See Note 16.)

         Cash Equivalents -- Cash equivalents consist primarily of certificates of deposit, repurchase agreements and commercial paper with original maturities of ninety days or less.

         Restricted Cash -- Restricted cash represents cash on deposit which is restricted in accordance with the notes receivable sale agreements and untransmitted funds received from collection of notes receivable which have not as yet been disbursed to the purchasers of such notes receivable in accordance with the notes receivable sale agreements.

         Timeshare Interests Held for Sale -- Costs incurred in connection with preparing timeshare interests for sale are capitalized and include all costs of acquisition, renovation and furnishings. Timeshare interests held for sale are valued at the lower of cost or net realizable value. Timeshare inventory that is to be recovered from future cancellations of sales is provided for as estimated inventory to be recovered from future cancellations and is recorded at its estimated cost.

         Land and Improvements Inventory -- Land and improvements inventory include carrying costs capitalized during the development period and costs of improvements incurred to date and are stated at cost not in excess of market value. Land and improvements inventory that is to be recovered from future cancellations of sales is provided for as estimated inventory to be recovered from future cancellations and is recorded at its estimated cost.

         Revenue and Profit Recognition -- Timeshare Interests and Retail Lot Sales -- Sales of timeshare interests and retail lots are recognized and included in Revenues after certain "down payment" and other "continuing investment" criteria are met. Retail lot revenues are recognized on the percentage-of-completion method. Revenue recognition is in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 66 "Accounting for Sales of Real Estate". The agreement for sale generally provides for a down payment and a note secured by a deed of trust or mortgage payable to the Company in monthly installments, including interest, over a period of up to 10 years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for retail lot sales. Retail lot sales usually meet these requirements within 8 to 10 months from closing, and sales of timeshare interests usually meet these requirements at the time of sale. The sales price, less a provision for cancellation, is recorded as Revenue and the cost related to such net Revenue of the timeshare interest or land parcel is charged against income in the year that Revenue is recognized. When Revenue related to retail lot sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

         All payments received prior to the recognition of the sale as Revenue are accounted for as Deposits. Selling costs directly attributable to unrecognized sales are accounted for as Deferred selling costs until the sale is recognized.

         For retail lot sales made at a location other than at the property the purchaser may cancel the contract within a specified inspection period, usually 5 months from the date of purchase, provided that the purchaser is not in default under the terms of the contract. At August 31, 1994, $260,000 of recognized sales remain subject to such cancellation. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, payments are generally retained by the Company.

         If the underlying note receivable is at a "below market" interest rate, a valuation discount is applied to the note receivable balance and amortized over its term so that the effective yield is 8% to 16% dependent upon the year of sale.

         Notes receivable with payment delinquencies of 90 days or more have been considered in determining the Allowance for cancellation. Cancellations occur when the note receivable is determined to be uncollectible and related collateral, if any, has been recovered. Cancellation of a note receivable in the year the Revenue is recognized is accounted for as a reversal of the Revenue. Cancellation of a note receivable subsequent to the year the Revenue was recognized is charged to the Allowance for cancellation.

         Revenue Recognition -- Gain on Sales of Notes Receivable -- Gain on sale of notes receivable includes the present value of the differential between contracted interest rates charged to borrowers on notes receivable sold by the Company and the interest rates to be received by the purchasers of such notes receivable, after considering the effects of estimated prepayments and a normal servicing fee. The Company retains participation in certain cash flows from the sold notes receivable and often retains the associated servicing rights. The Company generally sells its notes receivable at par value.

         The present value of expected net cash flows from these participations are recorded at the time of sale as Excess servicing rights. Excess servicing rights are amortized as a charge to income, as payments are received on the retained interest differential over the estimated life of the underlying notes receivable. Excess servicing rights are carried at the lower of unamortized cost or estimated fair value. The expected cash flows used to determine the Excess servicing rights asset have been reduced for potential losses under recourse provisions of the sales agreements. The Future estimated contingency for notes receivable sold with recourse represents the Company's estimate of losses to be incurred in connection with the recourse provisions of the sales agreements and is shown separately as a liability on the Company's balance sheet.

         In discounting cash flows related to notes receivable sales the Company defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. The cash flows were discounted to present value using discount rates which averaged 14.4% in 1994. The Company has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers.

         In determining expected cash flows, management considers economic conditions at the date of sale. In subsequent periods, these estimates may be revised as necessary using the original discount rate, and any losses arising from prepayment and loss experience will be recognized as realized.

         Allowances for Cancellation and Credit Losses -- Provision for cancellation relating to notes receivable is charged to income in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from customers failure to fulfill their obligations under the terms of their notes. The allowances for cancellation and credit losses are based upon periodic analysis of the cancellation rates and other factors. (See
         Note 5.)

         Property and Equipment -- Property and equipment is stated at cost and is depreciated over its estimated service life (3 to 40 years) using the straight-line method. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gains or losses realized are included in the determination of income.

         Timeshare Owners' Associations -- The Company incurs a share of operating expenses of the Timeshare Owners' Associations based on its ownership of the unsold timeshare interests at each of the respective timeshare properties. These costs are referred to as Association Assessments and are included in the financial statements in General and administrative (see Note 13).

         Amortization of Organizational Costs of MMC -- Organizational costs associated with the commencement of originating, purchasing, selling and servicing of Title I Loans by MMC are being amortized over five years by MMC and such amortization is included in Depreciation and amortization expense.

         Future Estimated Contingency for Notes Receivable Sold with Recourse -- Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company. The Future estimated contingency for notes receivable sold with recourse represents the Company's best estimate of its probable future credit losses to be incurred over the life of the notes receivable, giving effect to estimated FHA Insurance recoveries on Title I Loans.

         Income Taxes -- At August 31, 1993, effective September 1, 1992, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to adopt an asset/liability approach for financial accounting and reporting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of the balance sheet for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when they are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future Federal income taxes. (See Note 12.)

         Earnings (loss) per common share -- Earnings (loss) per common share are based on the Net income (loss) applicable to common stock for each year divided by the weighted average number of common shares and common share equivalents outstanding during the year. Earnings per common share assuming full dilution are computed by dividing Net income applicable to common stock by the weighted average number of common shares plus shares issuable on the exercise of outstanding warrants. In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.

5.       Notes Receivable

         Notes receivable (in thousands of dollars) consisted of the following at:

                                                                                                August 31,
                                                                                       -----------------------------
                                                                                           1994             1993
                                                                                       ------------     ------------
                 Related to timeshare sales                                            $     29,019     $     32,641
                 Related to Land sales                                                       24,456           34,462
                 Related to Title I Loans                                                     1,493                -
                                                                                       ------------     ------------
                     Total                                                                   54,968           67,103
                                                                                       ------------     ------------

                 Less:    Allowances for cancellation and credit losses                      18,007           19,933
                          Valuation discount                                                    281              275
                                                                                       ------------     ------------
                                                                                             18,288           20,208
                                                                                       ------------     ------------

                 Total before Revaluation adjustment                                         36,680           46,895
                 Less:    Revaluation adjustment (see Note 3)                                   166              588
                                                                                       ------------     ------------
                     Total                                                             $     36,514     $     46,307
                                                                                       ============     ============

    The Company provides financing to the purchasers of its timeshare interests and retail lots. This financing is generally evidenced by notes secured by deeds of trust as well as non-recourse installment sales contracts. These notes receivable are generally payable over a period of up to 10 years, bear interest at rates ranging from 0% to 16% and require equal monthly installments of principal and interest.

    The Company has entered into financing arrangements with certain purchasers of timeshare interests and retail lots whereby no stated interest rate is charged if the aggregate down payment is at least 50% of the purchase price and the balance is payable in 24 or fewer monthly payments. Notes receivable of $3,611,000 and $4,241,000 at August 31, 1994 and 1993,
    respectively, made under this arrangement are included above. A Valuation discount is established to provide for an effective interest rate (presently 10%) on notes receivable bearing no stated interest rate, and is applied to the principal balance and amortized over the term of payment.

    Scheduled five year collections of principal on recognized notes receivable existing at August 31, 1994, are as follows (in thousands of dollars):

                    For the years ending August 31,
                    -------------------------------
                      1995                                          $    9,901
                      1996                                               7,417
                      1997                                               6,438
                      1998                                               6,682
                      1999                                               6,641

     During the fiscal year ended August 31, 1994, PEC sold notes receivable of $23,993,000 to three major financial institutions from which $14,838,000 of the proceeds were used to pay debt. The receivables, which have average interest rates of 11.27% to 13.14% depending on the transaction, were sold to yield returns of 8.5% to 9.75% to the purchasers, with any excess interest received from the obligors of the receivables being payable to the Company.

     During the fiscal year ended August 31, 1994, MMC sold $6,555,000 of Title I Loans to a financial institution, which has agreed to purchase up to $25,000,000 of such Loans by November 1995. From the proceeds $5,902,000 was used to pay debt. The Loans have an average interest rate of 14.154% and were sold to yield a return of 8.535% to the purchaser, with any excess interest received from the obligors of the receivables being payable to the Company.

     During the fiscal year ended August 31, 1993, PEC sold receivables of $16,344,000 to three major financial institutions from which $10,917,000 of the proceeds were used to pay debt. The receivables, which have average interest rates of 11.78% to 13.2% depending on the transaction, were sold to yield returns of 9.25% to 12% to the purchasers, with any excess interest received from the obligors of the receivables being payable to the Company.

     At August 31, 1994, the Company was contingently liable to replace or repurchase notes receivable sold with recourse totalling $51,193,000. The Company sells notes receivable subject to recourse provisions as contained in each agreement. The Company is obligated under these agreements to replace or repurchase accounts that become over ninety days delinquent or otherwise subject to replacement or repurchase. The repurchase provisions provide for substitution of receivables as recourse for $46,506,000 of sold notes receivable and cash payments for repurchase relating to $4,687,000 of sold notes receivable. A liability for Future estimated contingency for notes receivable sold with recourse was established at the time of each sale based upon the Company's analysis of probable losses resulting from the Company's recourse obligations under each agreement of sale. During fiscal 1994 the Company changed its method of determining the amount to be recorded for the Future estimated contingency for notes receivable sold with recourse. For notes receivable sold after September 30, 1992, the liability is to be determined based on the guidance issued by the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") in EITF Issue 92-2, on a discounted to present value basis using an interest rate equivalent to the risk-free market rate for securities with a duration similar to that estimated for the underlying notes receivable. For notes receivable sold prior to September 30, 1992, the liability remains on a non-discounted basis. At August 31, 1994, the undiscounted amount of the $3,690,000 recourse obligation on such notes receivable was $4,069,000. The effect of this change together with the related amortization was to increase income for 1994 by approximately $445,000. The Company periodically reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality.

     The Company is obligated under certain agreements for the sale of notes receivable and certain loan agreements to maintain minimum net worth requirements. The most restrictive of these agreements requires PEC to maintain a minimum net worth of $25,000,000.

     At August 31, 1994 and 1993, notes receivable aggregating $47,148,000 and $55,725,000, respectively, were pledged to lenders to collateralize certain of the Company's indebtedness (see Note 11). Receivables which qualify for the lenders' criteria may be pledged as collateral whether or not such receivables have been recognized for accounting purposes (see
     Note 11).

     The Company records a Provision for cancellation and credit losses at the time Revenue is recognized or upon completion of a Title I Loan transaction, based on historical experience and current economic factors. The related Allowances for cancellation and credit losses represent an amount which, in the Company's judgment, will be adequate to absorb losses on the recognized notes receivable which may become uncollectible. The Allowance for cancellation is reduced by actual cancellations experienced, including cancellations related to previously sold notes receivable which were reacquired pursuant to the recourse obligations discussed above.
     Such Allowance is also reduced to establish the liability for future estimated cancellations as notes receivable are sold. The Company's judgment in determining the adequacy of these allowances is based on its periodic review of its portfolio of notes receivable. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the purchaser's ability to pay, collateral values, overall portfolio quality and giving effect to the FHA Insurance recoveries in the case of Title I loans. Revisions of the Allowances as a result of such reviews are included in the Provision for cancellation and credit losses. Changes in the Allowances for cancellation and credit losses for notes receivable (in thousands of dollars) consisted of the following:

                                                                             For the years ended August 31,
                                                                      ----------------------------------------------
                                                                          1994             1993             1992
                                                                      ------------     ------------     ------------
                 Balance at beginning of year                         $    19,933      $    20,477      $    17,973
                 Provisions for cancellation and credit losses              7,145            7,991           10,328
                 Reduction in allowances caused
                   by sales of receivables                                 (2,916)            (874)               -
                 Amounts charged to allowances for
                   cancellation and credit losses                          (6,155)          (7,661)          (7,824)
                                                                      -----------      -----------      -----------

                 Balance at end of year                               $    18,007      $    19,933      $    20,477
                                                                      ===========      ===========      ===========

     At August 31, 1994 and 1993, there were outstanding approximately 11,800 and 13,400 notes receivable, respectively. At August 31, 1994 and 1993, notes receivable with payment delinquencies of 90 days or more were $3,849,000 and $3,638,000, respectively.

6.   Excess Servicing Rights

     Excess servicing rights (in thousands of dollars) consisted of the following at:

                                                                                                August 31,
                                                                                       -----------------------------
                                                                                           1994             1993
                                                                                       ------------     ------------
                 Estimated cash flows from receivables sold                            $      3,711     $        989
                 Less:    Estimated Deferred servicing revenue                                  810               87
                          Estimated FHA Insurance premiums                                       90                -
                          Discount to present value                                             665                -
                                                                                       ------------     ------------

                     Total                                                             $      2,146     $        902
                                                                                       ============     ============

     The Company discounts the cash flows on the underlying notes receivable sold at a rate the Company believes a purchaser would require as a rate of return. The Company sold $30,548,000 of Land and timeshare notes and Title I Loans in the fiscal year ended August 31, 1994, at an average yield to the purchasers of 9.1%. The average rate used to discount the cash flows for the year ended August 31, 1994, was 14.4%.

     Deferred servicing revenues arise from the sales of receivables for which the Company becomes the servicing agent for the purchasers. At August 31, 1994 and 1993, the Company was servicing for these entities and for its own account approximately 19,200 and 19,800 accounts, respectively.

     During the year ended August 31, 1994, amortization of the excess servicing rights was $310,000.

7.   Inventories

     Timeshare interests held for sale (in thousands of dollars) consisted of the following at:

                                                                                                August 31,
                                                                                       -----------------------------
                                                                                           1994             1993
                                                                                       ------------     ------------
                 Timeshare interests (including capitalized
                   interest of $0 and $25 in 1994 and 1993,
                   respectively)                                                       $      2,363     $      3,448
                 Timeshare interests under construction
                   (including capitalized interest of $405
                   and $197 in 1994 and 1993, respectively)                                   4,813            4,213
                 Inventory of Timeshare interests estimated to
                   be recovered from future cancellations                                     2,446            2,380
                                                                                       ------------     ------------

                   Total                                                               $      9,622     $     10,041
                                                                                       ============     ============

         At August 31, 1994 and 1993, there were unsold timeshare interests of 1,763 and 2,434, respectively. Sixty-two apartment units, included in Timeshare interests under construction at August 31, 1994, representing an additional 3,162 timeshare interests became available for sale in September 1994, when the remodeling, renovation, conversion and registration of those timeshare interests were completed.

         Land and improvements inventory (in thousands of dollars) consisted of the following at:

                                                                                                August 31,
                                                                                       -----------------------------
                                                                                           1994             1993
                                                                                       ------------     ------------
                 Land and improvements                                                 $      4,915     $      3,298
                 Inventory of Land and improvements estimated to
                   be recovered from future cancellations                                     2,280            2,789
                                                                                       ------------     ------------

                     Total                                                             $      7,195     $      6,087
                                                                                       ============     ============

8.       Other Investments

         Other investments (in thousands of dollars), at lower of cost or market, consisted of the following at:

                                                                                                August 31,
                                                                                       -----------------------------
                                                                                           1994             1993
                                                                                       ------------     ------------
                 Water rights:
                   Huerfano County, Colorado                                           $        581     $        565
                   Nye County, Nevada                                                            95               95
                 Land:
                   Nye County, Nevada                                                           624              624
                   Sevier County, Tennessee                                                       -              150
                   Clark County, Nevada                                                          51               51
                 Other                                                                          268              342
                                                                                       ------------     ------------

                     Total                                                             $      1,619     $      1,827
                                                                                       ============     ============

9.       Property and Equipment

         Property and equipment and amounts of related accumulated depreciation (in thousands of dollars), consisted of the following at:

                                                                                                August 31,
                                                                                       -----------------------------
                                                                                           1994             1993
                                                                                       ------------     ------------
                 Water and sewer systems                                               $      7,902     $      6,863
                 Furniture and equipment                                                      4,371            4,562
                 Buildings                                                                    4,745            3,743
                 Vehicles                                                                     1,717            1,391
                 Recreational facilities and equipment                                          969              875
                 Land                                                                           689              689
                 Leasehold improvements                                                         254              158
                                                                                       ------------     ------------
                                                                                             20,647           18,281
                 Less:    Accumulated depreciation                                           10,547            9,486
                                                                                       ------------     ------------

                     Total                                                             $     10,100     $      8,795
                                                                                       ============     ============

10.      Other Assets

         Other assets (in thousands of dollars) consisted of the following at:

                                                                                                August 31,
                                                                                       -----------------------------
                                                                                           1994             1993
                                                                                       ------------     ------------
                 Other receivables                                                     $      1,423     $      1,611
                 Miscellaneous assets                                                         1,285            1,143
                 Deposits and impounds                                                          700              535
                 Prepaid expenses                                                               784              911
                 Notes receivable collateralized by trust deeds (a)                             255              870
                 Receivable from Owners' Associations (see Notes 4 and 13)                    1,003              681
                 Organizational costs of MMC                                                    867              377
                                                                                       ------------     ------------

                     Total                                                             $      6,317     $      6,128
                                                                                       ============     ============

          (a) The Company has first and second mortgage notes receivable resulting from the sale of rental properties. These notes carry interest rates ranging from 8% to 13%. Payment terms vary, with principal due dates ranging until August 2016.

11.      Notes and Contracts Payable

         The Company's debt including lines of credit (in thousands of dollars) consisted of the following at:

                                                                                                August 31,
                                                                                       -----------------------------
                                                                                           1994             1993
                                                                                       ------------     ------------
                 Notes collateralized by receivables                                   $     31,342     $     41,904

                 Mortgages collateralized by real estate properties                           7,207            2,173

                 Installment contracts and other notes payable                                1,261              560

                 Notes and contracts payable to related parties (Note 13)                         -               91
                                                                                       ------------     ------------

                     Total notes and contracts payable                                 $     39,810     $     44,728
                                                                                       ============     ============

     The details of the notes payable are summarized as follows:

                                                                                                August 31,
                                                                                       -----------------------------
                 Notes collateralized by receivables                                       1994             1993
                 ----------------------------------------------------                  ------------     ------------
                 Borrowings bearing interest at prime plus 2.5% in
                   1994 and 1993 including "Lines of Credit"
                    (see below).                                                       $     30,974     $     37,713

                 Several promissory notes, the largest of which
                   was $247,000 in 1994 and $2,437,000 in 1993.
                   Borrowings bear interest at fixed rates of 10.0%
                   in 1994 and 1993, and variable rates of prime
                   plus 2.0% to 2.5% in 1993.  Repayment terms
                   vary, however aggregate monthly payments,
                   including interest and principal amortization,
                   amount to approximately $34,000 in 1994 and
                   1993.  In addition, in 1993, variable payments
                   were required on two obligations for which
                   principal and interest payments in the amount
                   of $377,000 were paid.                                                       368            4,191
                                                                                       ------------     ------------

                     Total notes collateralized by receivables                         $     31,342     $     41,904
                                                                                       ============     ============

                                                                                                 August 31,
                                                                                        ----------------------------
                 Mortgages collateralized by real estate properties                        1994             1993
                 --------------------------------------------------                    ------------     ------------

                 Various mortgages collateralized by the respective
                   underlying assets with various repayment terms
                   and with various fixed interest rates ranging from
                   7.0% to 12.5% in 1994, and from 7.0% to 10.0% in
                   1993, and variable rates of prime plus: 2.5% in
                   1994, and 2.0% to 2.5% in 1993.                                     $      7,207     $      2,173
                                                                                       ============     ============

     The prime rate of interest was 7.75% at August 31, 1994.

         Maturities -- Scheduled maturities of the Company's debt, excluding lines of credit of $36,966,000 (in thousands of dollars) are as follows:

                                                   For the years ending August 31,
                               -----------------------------------------------------------------
                 Balance         1995            1996          1997           1998        1999       Thereafter
                 ----------------------------------------------------------------------------------------------
                 $  2,844      $  2,042       $     452      $   221      $     129     $      0      $     0
                 ========      ========       =========      =======      =========     ========      =======

         Lines of Credit -- PEC has entered into two agreements for lines of credit not to exceed $57,500,000 which are collateralized by security interests in timeshare and Land receivables and which are guaranteed by Mego. At August 31, 1994 and 1993, $36,593,000 and $37,713,000,
         respectively, had been borrowed under these lines. The first line provides for aggregate borrowings of $50,000,000 of which $33,473,000 had been borrowed at August 31, 1994. This line of credit provides for a borrowing term which terminates on September 22, 1996, and then converts to a term loan maturing September 22, 2003, payable from the proceeds of notes receivable which have been used as collateral for the loan. Interest is now paid at the rate of prime plus 2.25%. This line requires that PEC maintain a tangible net worth of at least $25,000,000 during the borrowing term, and thereafter this requirement is permitted to decrease to $15,000,000 depending on the loan balance. The second line is in the amount of $7,500,000 of which $3,120,000 had been borrowed at August 31, 1994. This line of credit provides for a borrowing term which terminates September 30, 1995, and then converts to a term loan maturing June 30, 1999, payable from the proceeds of notes receivable which have been used as collateral for the loan. Interest is paid at the rate of prime plus 2.50%. This line requires that PEC maintain a minimum tangible net worth of $15,000,000 during the term of the loan. Under the terms of these lines of credit, the Company may borrow up to 75% of the balances of the pledged timeshare and Land receivables.

         MMC has a $10,000,000 unsecured revolving line of credit due December 31, 1994, bearing interest at prime plus 1%, against which $373,000 had been advanced at August 31, 1994. The highest amount advanced under this line of credit during the year was $6,275,000. The Company expects that this credit facility will be renewed. The terms of the $10,000,000 credit facility contain among other provisions, financial covenants requiring the maintenance by MMC of a net worth of at least $3,500,000.

12.      Income Taxes

         The Company files a consolidated Federal income tax return with its subsidiaries for its tax year which ends the last day of February.

         The Company adopted SFAS No. 109 effective September 1, 1992. There was no cumulative effect of adopting SFAS No. 109 on the Company's financial statements.

         As of August 31, 1994, the Company had Federal net operating loss carryforwards available for utilization against future taxable income approximating $25,000,000, which expire through 2009.

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) temporary differences between the timing of revenue recognition for book purposes and for income tax purposes, and (c) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of August 31, 1994 and 1993 (in thousands of dollars), are as follows:

                                                                                                 August 31,
                                                                                       -----------------------------
                                                                                           1994             1993
                                                                                       ------------     ------------
                 Deferred tax liabilities:
                   Difference between book and tax carrying value
                     of assets                                                         $      4,553     $      3,072
                   Timing of revenue recognition                                              8,758           11,101
                   Other                                                                        631              428
                                                                                       ------------     ------------
                                                                                             13,942           14,601
                                                                                       ------------     ------------
                 Deferred tax assets:
                   Operating loss carryforward                                                7,415            8,835
                   Tax credit carryforward                                                    1,113            1,113
                   Valuation allowance                                                            -                -
                                                                                       ------------     ------------
                                                                                              8,528            9,948
                                                                                       ------------     ------------

                     Net deferred tax liability                                        $      5,414     $      4,653
                                                                                       ============     ============

         The provision for taxes as reported is different from the tax provision computed by applying the statutory Federal rate of 34%. The differences (in thousands of dollars) are as follows:

                                                                             For the years ended August 31,
                                                                      ----------------------------------------------
                                                                          1994             1993             1992
                                                                      -----------      ------------     ------------
                 Income (loss) before income taxes                    $    (5,013)     $      1,365     $      1,339
                                                                      ===========      ============     ============

                 Tax at the statutory Federal rate                    $    (1,704)     $        464     $        455
                 Increase (decrease) in taxes resulting from:
                  Payments to assignors                                     2,218             1,059              780
                  Realization of purchase price adjustment                    217               366              838
                  Amortization of goodwill                                     17               208              208
                  Contributions in aid of construction                        114                88               40
                  Other                                                      (101)               33               61
                                                                      -----------      ------------     ------------

                     Total                                            $       761      $      2,218     $      2,382
                                                                      ===========      ============     ============

13.      Related Party Transactions

         Timeshare Owners' Associations -- Owners' Associations have been incorporated for the Grand Flamingo, Reno Spa, and Brigantine timesharing resorts. The respective Owners' Associations are independent not-for-profit corporations. PEC acts as the managing agent for these Owners' Associations and the White Sands Resort Club (a division of PEC) ("Associations") and received management fees for its services of $2,051,000, $1,756,000 and $1,695,000 in 1994, 1993
         and 1992, respectively. Such fees were recorded as a reduction of General and administrative expense. The owners of timeshare interests in each Association are responsible for payment to the Associations of Association Assessments, which are intended to fund all of the operating expenses at each of the resort facilities. The Company's share of the Association assessments (net of room income) of $220,000, $107,000 and $219,000 for 1994, 1993 and 1992, respectively, have been charged to General and administrative expense. The Company has in the past financed budget deficits of the Associations as is reflected in the receivable from such Associations, but is not obligated to do so in the future.

         Since January 1988, the Company has agreed to pay to the Associations the Association Assessments of timeshare interest owners who are delinquent with respect to their Association Assessments, but have paid the Company in full for their timeshare interests. In exchange for these payments, the Associations assign their liens for non-payment of Association Assessments on the respective timeshare interests to the Company. In the event the timeshare interest holder does not satisfy the lien after having an opportunity to do so, the Company acquires the timeshare interest for the amount of the lien and any foreclosure costs.

         At August 31, 1994 and 1993, $1,003,000 and $681,000, respectively, was receivable from Owners' Associations. These amounts are included in Other assets at August 31, 1994 and 1993, respectively.

         Payments to Assignors -- Certain transactions have been entered into with the Assignors, who are affiliates of certain officers and directors of the Company, and these transactions are more fully described in Note 2. During the years ended August 31, 1994, 1993 and 1992, approximately $4,904,000, $4,109,000 and $3,612,000, including interest of $304,000, $109,000 and $362,000, respectively, were paid to the Assignors.

         Transactions with Management -- On September 24, 1990, Brigantine Preferred Properties, Inc. ("Properties"), a Nevada Corporation that is a wholly-owned subsidiary of PEC, entered into agreements with Brigantine Inn, Ltd., a New Jersey Limited Partnership ("Inn"), and Brigantine Villas, L.P., a New Jersey Limited Partnership ("Villas"), (the "Inn Agreement" and the "Villas Agreement", respectively) for the acquisition of certain assets (primarily inventory of timeshare interests and related assets) and the assumption of certain liabilities of Inn and Villas. Inn and Villas were in the business of selling timeshare interests in two adjacent facilities located near Atlantic City, New Jersey.

         (a) The Inn Agreement provided for the sale of all of the unsold inventory of timeshare interests (approximately 600 timeshare interests) owned by Inn as well as certain other income producing assets but excluded certain bank accounts, a claim against a third party for damages and the major portion of timeshare receivables (approximately $9,772,000) owned by Inn and which were retained by Inn. Properties assumed most of the liabilities of Inn with the exception of approximately $9,600,000 due on a receivable loan secured by the retained receivables. Properties acquired approximately 20% of the total book assets of Inn. Jerome J. Cohen, President of PEC and Don A. Mayerson, Senior Vice President and General Counsel of PEC, who are also officers of Mego, at that time were limited partners of Inn owning approximately 18% and 9% of Inn, respectively. At the time of closing, no funds were transferred from Properties to Inn.

                 The consideration to be paid by Properties under the Inn Agreement for assets with an estimated value of $2,600,000 was the assumption of certain liabilities of Inn aggregating approximately that amount. Included in such liabilities was approximately $948,000 due to a corporation ("Manager") in which Messrs. Cohen and Mayerson collectively own 100% of the stock. From the $948,000, release prices aggregating $800,000 were to be paid by Properties to a lender of the partnership upon the sale of certain timeshare interests and the balance of $148,000 was to be paid to the Manager. The $948,000 was to be paid at the rate of 25% of the gross sales of the timeshare interests acquired, until paid in full. In order to obtain the consent of a lender to Inn, PEC and Properties entered into an assumption agreement which related to certain obligations of Inn but did not include assumption of the receivable loan debt to that lender.

         (b) The Villas Agreement provided for the sale of all the unsold inventory of timeshare interests (approximately 85 timeshare interests) owned by Villas as well as certain other assets but excluded certain bank accounts and a claim against certain third parties for damages. Properties assumed certain of the liabilities of Villas. The assets acquired represent substantially all of the assets of Villas. Messrs. Cohen and Mayerson at that time were limited partners of Villas, owning 51% and 34% of that partnership, respectively.

                 At the time of closing, no funds were transferred from Properties to Villas. The consideration being paid by Properties under the Villas Agreement for assets with an estimated value of $5,700,000 is $100,000 plus the assumption of certain liabilities of Villas aggregating approximately $5,600,000, including $489,000 due to Manager. The $100,000 and the $489,000 were paid at the rate of 25% of gross sales of the timeshare interests acquired.

         Inn and Villas, prior to the Properties acquisition, sold certain receivables which were subject to recourse provisions. As part of the purchase agreements, Properties assumed such recourse obligations for approximately $8,200,000 of then outstanding receivables. No estimated liability for such obligations was accrued in the Company's original acquisition accounting. The financial statements have been restated to reflect the $1,437,000 acquisition liability and related subsequent activity. At August 31, 1994, $2,172,000 of such receivables remain outstanding and the related estimated liability of $664,000 has been accrued. PEC guaranteed $6,300,000 of recourse obligations and certain other obligations of Properties.

         A management contract for services to be provided to the related Homeowner's Associations was acquired as part of the transaction. The contract was initially valued at $600,000 based on an annual 15% management fee related to the operating costs of the Homeowner's Associations. This value has been restated to $200,000. The restated value reflects deducting certain costs which are incurred and paid by the Manager on behalf of the Homeowner's Associations.

         The liability for the recourse obligations assumed by Properties and the restatement of the value of the management contract resulted in $1,837,000 of Goodwill associated with this transaction, which has been amortized over a three year period ending September 30, 1993. At August 31, 1994, all of the Company's obligations owed to the Inn and Villas had been paid in full.

         During the years ended August 31, 1991, 1992 and 1993, Properties acquired approximately $227,000, $738,000 and $78,000, respectively, of timeshare inventory from a creditor of the Inn.

         During December 1992, Properties purchased approximately $6,025,000 of timeshare receivables from Inn for a purchase price of approximately $3,524,000. The purchase price was financed through the sale by Properties of approximately $3,720,000 of the acquired receivables to a financial institution. In connection with the sale, PEC guaranteed the repurchase and other obligations of Properties and agreed to maintain a net worth of at least $22,500,000. As collateral for its obligations under the sale agreement, Properties also pledged approximately $750,000 of the acquired timeshare receivables to the purchaser. The amount of the collateral required under the sale agreement reduces by approximately 20% per year. In connection with this transaction, Properties recorded an Allowance for cancellation and a Future estimated contingency for notes receivable sold with recourse aggregating approximately $2,000,000.

   14.   Commitments and Contingencies

         Future Improvements -- The Company was obligated by agreements with Nye County, Nevada to complete road and surveying improvements specified in subdivision maps recorded with the County. PEC pledged certain receivables obtained from the sale of lots to County authorities as security for road improvements. At August 31, 1993, all roads obligated to be constructed by PEC under these agreements had been completed and prior to August 31, 1994, the County returned all of the security.

         Central Nevada Utilities Company (a wholly-owned subsidiary) has issued performance bonds to ensure the completion of certain central water and sewer system improvements in portions of Calvada North and the Calvada Meadows subdivisions in the amounts of $4,611,000 and $7,405,000, respectively. The cost of the improvements will be offset by the future receipt of betterment fees and connection fees.

         Leases -- The Company leases certain real estate for sales and general and administrative usage. The Company also leases its Hawaii real estate for timeshare usage. Rental expense for 1994 was $1,865,000. Future minimum rental payments (in thousands of dollars) under these leases are as follows:

                 For the years ending August 31,
                 -------------------------------
                 1995                                                                $        1,766
                 1996                                                                         1,441
                 1997                                                                           991
                 1998                                                                           685
                 1999                                                                           243
                 Thereafter                                                                   2,042
                                                                                     --------------
                 Total                                                                $       7,168
                                                                                      =============

         Litigation -- On February 8, 1989, Intercontinental Financial, Inc. and others (the "Plaintiffs") filed an action in the Clark County, Nevada, District Court against PEC, its subsidiary, First Corporation of Nevada, and others (the "Defendants"). The lawsuit alleged fraud, breach of a prior settlement agreement, breach of agreements to pay compensation and conspiracy. The suit demanded compensatory damages of approximately $3,125,000 plus punitive damages. In March 1991, the Court granted the Defendants' Motion for Judgment on the Pleadings and dismissed one of the Plaintiffs' claims for fraud, the claim for breach of a prior settlement agreement, and the claim of conspiracy. The Company believed that it had meritorious defenses to the lawsuit and filed substantial counterclaims against the Plaintiffs. Following a trial held in February and March 1994, the Court found against the Plaintiffs on all counts except as to two small amounts, aggregating $25,000, to which the Company had stipulated was due to Plaintiffs at the beginning of the case. The Court held that there was no fraud or breach of contract by the Defendants and that the Company was not obligated to pay an additional $250,000 or other damages under the prior settlement agreement. The Court did not find sufficient breach by the Plaintiffs to require repayment of other funds paid under the settlement agreement as requested in the Defendants' counterclaim. The Court at a separate hearing, determined that the

         Company should be awarded $105,000 to be paid by the Plaintiffs as compensation for the Company's costs and attorneys' fees. Certain of the Plaintiffs have filed a notice of appeal. (See Note 21.)

         In June 1989, PEC and certain of its subsidiaries (the "PEC Apartment Subsidiaries") commenced an action in the Supreme Court in the State of New York, County of Queens, against the original owners, mortgagees and manager of the New York apartments owned by such subsidiaries.
         The suit requested an accounting and alleged 1) breach of contract, 2) breach of the covenant of good faith and fair dealing, 3) breach of fiduciary duty, 4) conversion of funds and property, and 5) unjust enrichment. Defendants counterclaimed, alleging that the PEC Apartment Subsidiaries were in default of their mortgage obligations, and sought to enforce a March 1984 limited guaranty executed by PEC. Based upon information previously supplied by the defendants, the maximum amount of PEC's limited guaranty is currently calculated at approximately $1,250,000 plus interest, which may be accruing at the rate of two percent (2%) per month since the date of the alleged default, and certain legal costs, to the extent that such costs and interest are approved by the Court. In connection with this action, PEC has posted a bond for $1,200,000, secured by PEC's letter of credit, which related to a claim by the defendants for damages arising out of a preliminary injunction, later dissolved. Pursuant to a Court order in June 1993, finding that defendants had failed to establish their claim for lost opportunities for profit, the injunction bond was ordered to be reduced to $135,000. By order dated December 15, 1992, the Appellate Division sanctioned defendants and their prior counsel for engaging in a pattern of frivolous conduct in connection with pretrial discovery. In connection with the sanction, PEC was awarded $10,000 to be paid by the defendants' prior counsel. As a result of various motions and interlocutory appeals, PEC's pleaded affirmative defenses to enforcement of the March 1984 limited guaranty were dismissed as having been expressly waived in the limited guaranty. The trial Court, after holding in July 1992 that defendant Ziegelman had lost most of his standing to assert counterclaims under the limited guaranty, reversed itself and held in September 1993 that Ziegelman has standing to sue under the limited guaranty, and PEC has not been allowed to raise the defense of usury as requested by PEC. In the summer of 1994, PEC filed appeals from the trial Court's determinations that the defendants had retained the right of standing to sue under the guaranty and that the defense of usury would not be considered. If permitted to assert these and other defenses after appeal, the Company believes that it has meritorious defenses to any enforcement of the limited guaranty. During July and August of 1994, the Court conducted an evidentiary hearing in order to afford defendants the opportunity to establish the date of any alleged default on the part of the PEC subsidiaries and the amounts to which defendants claim entitlement under the limited guaranty. The Court has not yet rendered a decision. Should the matter, after appeals, ultimately be decided against PEC, the Company believes there would be no material adverse effect on the business or financial condition of the Company (see Notes 17 and 21).

         In the general course of business the Company, at various times, has been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the business or financial condition of the Company.

         Contingencies -- At August 31, 1994, irrevocable letters of credit in the amount of $2,180,000 were issued and outstanding to secure certain obligations of the Company. These letters are collateralized by notes receivable in the amount of $2,127,000.

15.      Timeshare Interest Sales and Retail Lot Sales

         Timeshare interest sales, net -- A summary of the components of Timeshare interest sales, net (in thousands of dollars) is as follows:

                                                                             For the years ended August 31,
                                                                      ----------------------------------------------
                                                                          1994             1993             1992
                                                                      ------------     ------------     ------------
                 Timeshare interest sales                             $     24,670     $     26,920     $     20,569
                 Less:    Provision for cancellation                         5,149            5,186            5,948
                                                                      ------------     ------------     ------------

                     Timeshare interest sales, net                    $     19,521     $     21,734     $     14,621
                                                                      ============     ============     ============

     Retail lot sales, net -- A summary of the components of Retail lot sales, net (in thousands of dollars) is as follows:

                                                                             For the years ended August 31,
                                                                      ----------------------------------------------
                                                                          1994             1993             1992
                                                                      ------------     ------------     ------------
                 Retail lot sales                                     $     15,434     $     16,004     $     18,198
                 Less:    Provision for cancellation                         1,900            2,805            4,380
                                                                      ------------     ------------     ------------

                     Retail lot sales, net                            $     13,534     $     13,199     $     13,818
                                                                      ============     ============     ============

16.      Redeemable Preferred Stock

         The Company has designated 300,000 shares of its 5,000,000 authorized preferred shares as Series A, 12% Cumulative Preferred Stock, par value, $.01 per share. The remaining 4,700,000 authorized preferred shares have not been designated. As of August 31, 1993, the Company sold 300,000 shares of its Series A, 12% Cumulative Preferred Stock ("Preferred Stock"), at a price of $10 per share. The Preferred Stock is stated at its par value of $.01 per share, and redemption value of $10 per share. The Company is obligated to redeem 100,000 shares of Preferred Stock at the end of two years following August 31, 1993, at $10 per share plus any accrued and unpaid dividends; and the Company is obligated to redeem 200,000 shares of Preferred

         Stock at the end of three years following August 31, 1993, at $10 per share plus any accrued and unpaid dividends. The holders of the Preferred Stock are entitled to one vote per share of Preferred Stock.

         As part of the transaction to purchase the Preferred Stock, the Company issued warrants to the buyer of the Preferred Stock to purchase 300,000 shares of the Company's Common Stock, $.01 par value per share ("Common Stock") at an exercise price of $1.20 per share and exercisable through August 31, 1996.

         If dividends payable on any outstanding shares of Preferred Stock shall be in arrears for four full consecutive quarters, then, until such time as all accrued and unpaid dividends on all outstanding shares of Preferred Stock shall have been declared and paid, the holders of record of all shares of Preferred Stock then outstanding, voting separately as one class, and with one vote for each share held, shall be entitled to elect one member of the Board of Directors of the Company. At August 31, 1994, no Preferred Stock dividends were in arrears.

17.      Excess of Liabilities Over Assets of Discontinued Operations

         The Company is engaged in litigation (see Notes 14 and 21) over the ownership of the PEC Apartment Subsidiaries. A defendant acquired operational control of the PEC Apartment Subsidiaries as of December 1, 1989, and has elected new officers. In 1990 the Company made a decision that it no longer wished to pursue this line of business. Accordingly, the line of business was reclassified to Discontinued operations in fiscal 1990.

         A condensed balance sheet of the Discontinued operations (in thousands of dollars) is as follows:

                 Assets
                   Real estate rental properties                                                        $     12,107
                   Other assets                                                                                  135
                                                                                                        ------------
                     Total assets                                                                       $     12,242
                                                                                                        ============
                 Liabilities
                   Notes payable                                                                        $     12,589
                   Accrued interest                                                                            3,875
                                                                                                        ------------
                     Total liabilities                                                                        16,464
                                                                                                        ------------
                       Excess of liabilities over assets of discontinued operations                     $    (4,222)
                                                                                                        ===========

18.      Shareholders' Equity

         At the 1992 Annual Meeting of Shareholders, Mego adopted amendments to its Certificate of Incorporation changing its name from Mego Corp. to Mego Financial Corp. and increased the authorized number of shares of Class A Common Stock to 50,000,000 shares from 25,200,000 shares, changed the designation of Class A Common Stock to Common Stock, converted the outstanding Class B Common Stock to Common Stock, eliminated all previously existing classes of Preferred Stock and authorized the issuance of 5,000,000 shares of new Preferred Stock, $.01 par value.

         The Company has issued 475,000 shares of its Common Stock to an unrelated company for its services to MMC in obtaining the necessary HUD approval, state licensing and other matters in connection with the organization of MMC.

         During fiscal 1994, the Company offered to purchase shares of its Common Stock from holders of less than 100 shares at a price of $3.20 per share. The Company acquired 19,419 shares for an aggregate expenditure of approximately $62,000.

         The Company has a stock option plan, adopted November 1993, for officers and key employees which provides for non-qualified and qualified incentive options. The Stock Option Committee of the Board of Directors determines the option price (not to be less than fair market value for qualified incentive options) at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option at the cumulative rate of 20% per year commencing December 22, 1994, for three years and the remaining 40% after December 22, 1997.

                                                                                            Outstanding Options
                                                                                       -----------------------------
                                                                        Reserved                           Price
                                                                         Shares           Number         Per Share
                                                                      ------------     ------------     ------------
                 At  November 17, 1993                                     525,000                -                -
                 Granted to more than 10% shareholder                            -           35,000     $       2.75
                 Granted to others                                               -          355,000     $       2.50
                                                                      ------------     ------------
                 At August 31, 1994                                        525,000          390,000
                                                                      ============     ============

19.      Merger with 80%-Owned Subsidiary

         In July 1992, the Boards of Directors of PEC, Vacation Spa Resorts, Inc. ("VSR"), a then 80%-owned subsidiary of PEC, and Mego, approved a proposed Agreement and Plan of Merger, which was executed as of July 24, 1992 (the "Plan"), and pursuant to which VSR was merged with and into PEC on March 11, 1993. Under the Plan, PEC is the surviving corporation, VSR ceased to exist and each share of VSR Common Stock, other than shares held by PEC and dissenting shareholders, was converted into one-quarter of a share of the Common Stock of Mego, which owns all of the outstanding stock of PEC. As a result, Negative goodwill of $244,000 was established, which is being amortized over a five year period, and the Minority interest in 80%-owned subsidiary has been eliminated.

20.      Restatement

         Subsequent to the issuance of its financial statements for the year ended August 31, 1995, the Company determined that certain adjustments were required to be made to previously reported amounts.

         The Company reassessed its method of accounting for Deferred selling costs for Retail lot sales under SFAS No. 66, SFAS No. 67,
         "Accounting for Costs and Initial Retail Operations of Real Estate Projects" and SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". The net effect of the reassessment for the years ended August 31, 1994, 1993 and 1992, was decreases in income before income taxes of $1,701,000, $170,000 and $164,000, respectively. The effect of this restatement on the balance sheets was a reduction of Deferred selling costs.

         The Company accounts for its sales of notes receivable under SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" and SFAS No. 91 which require that certain estimates and assumptions (such as the impact of prepayments, cancellations and the discount period and rate) be made in order to compute the present value of the income stream to be received over the estimated lives of the notes receivable sold by the Company. The Company determined that the estimates and assumptions it used previously required revision. The net effect of the restatement for the year ended August 31, 1994 was a decrease in income before income taxes of $3,194,000. The effects of the restatement on the balance sheet were adjustments to the Allowance for cancellations, Excess servicing rights, Other assets and the Future estimated contingency for notes receivable sold with recourse.

         In 1994 the Company, based on an appraisal, revalued its art inventory and increased the carrying value to approximately $279,000. The Company has determined that such revaluation was not in accordance with generally accepted accounting principles and has reduced the carrying value of that asset to the original $25,000 carrying value. The effect of this restatement on income before income taxes for the year ended August 31, 1994, was a decrease of $254,000. The effect on the balance sheet for 1994, was a reduction in Other investments.

         Pursuant to historical practice, Contributions in aid of construction ("CIAC") were erroneously included in Revenues for years 1994 and prior. CIAC received by the Company from its customers should have been included as a separate liability and amortized over the period of 9 - 25 years, which represents the estimated remaining useful life of the corresponding property. Amortization of CIAC reduces depreciation expense. CIAC, is included in Accounts payable and accrued liabilities in the amounts of $1,015,000 and $677,000 at August 31, 1994 and 1993,
         respectively. The Company excludes from the CIAC liability a sum equal to the income tax cost related to the receipt of CIAC funds. For the years ended August 31, 1994, 1993 and 1992, the effect of this restatement was a decrease in income before income taxes of $412,000, $305,000 and $149,000, respectively. The effect of this restatement on the balance sheets of the Company for those years was an increase in the CIAC liability, which is included in Accounts payable and accrued liabilities in each of the years.

         The Company's Provision and related Allowance for cancellations were understated in 1994 and prior years as a result of the misapplication of then available information relating to the Company's cancellation experience and determination of the inventory estimated to be recovered from future cancellations. Had appropriate information been used and inventory estimated to be recovered from future cancellations been properly recorded greater Provisions for cancellations would have been recorded and the Allowance for cancellations would have been substantially greater. Additionally, the inventory to be recovered from future cancellations would have been separately recorded as Inventory rather than being recorded as a reduction of the Provision and related Allowance for cancellations. The effect of this restatement was to reduce income before income taxes as reported in the years ended August 31, 1994, 1993 and 1992 by $1,110,000, $144,000 and $2,302,000, respectively. The effect of this restatement on the balance sheets for such years was to decrease notes receivable by $10,404,000, $7,974,000 and $8,246,000, respectively, and to increase inventory by $4,782,000, $5,169,000 and $5,477,000, respectively.

         The Company has restated its Statements of Operations for each of the three years ended August 31, 1994, to properly record as Other revenues forfeitures of deposits relating to transactions which did not meet the accounting criteria for revenue recognition. Such restatement reduced Timeshare interest sales, net, Retail lot sales, net and the related costs of sales resulting in forfeiture income of $82,000, $106,000 and $158,000 in the years ended August 31, 1994,
         1993 and 1992, respectively, with no effect on income before income taxes.

         During the fiscal year ended August 31, 1991, the Company acquired certain assets as described as "Transactions with Management" in Note 13, "Related Party Transactions". Certain accounts relating to the acquisition of those assets were incorrectly stated at the time of the transaction and accordingly, 1991 has been restated. The result of the restatement as it applies to the years 1994, 1993 and 1992, was to reduce income before income taxes by $90,000, $651,000 and $651,000, respectively. The effect of the restatement on the balance sheets of the Company for those years was to change the Allowance for cancellation and Other assets in each of the years.

         The Company has determined that it erroneously included $955,000 of expenses in deferred Organizational costs related to MMC in the fiscal year ended August 31, 1994. Accordingly, Costs and expenses were understated by $725,000 and amortization of the Organizational costs was overstated by $3,000. The effect of this restatement on the Statement of Operations was to reduce income before income taxes in 1994 by $722,000. The effect of this restatement on the balance sheet of the Company at August 31, 1994, was to reduce Other assets by $722,000.

         A summary of the effect of the restatement on the Balance Sheets at August 31, is as follows (in thousands of dollars):

                                                                As                      As
                                                            Previously      As      Previously      As
                                                             Reported    Restated    Reported    Restated
                                                              1994         1994        1993        1993
                                                            ---------    --------   ---------    --------
             Notes receivable, net                          $ 46,473    $ 36,514    $  54,281    $  46,307
             Excess servicing rights                           2,456       2,146            -          902
             Timeshare interests held for sale                 7,176       9,622        7,661       10,041
             Land and improvements inventory                   4,915       7,195        3,298        6,087
             Other investments                                 1,873       1,619            -            -
             Property and equipment, at cost, net             10,291      10,100        8,937        8,795
             Deferred selling costs                            6,461       3,055        3,758        2,052
             Other assets                                      9,229       6,317        8,304        6,128
             Accounts payable and accrued liabilities       $  4,187    $  6,111    $   3,492    $   4,464
             Future estimated contingency for notes
               receivable sold with recourse                   3,075       3,690            -            -
             Negative goodwill                                   322         181          416          234
             Income taxes payable                                283       5,414          344        4,653
             Retained earnings                                32,228      13,145       29,743       19,219

     A summary of the effect of the restatement on the Statements of Operations for the years ended August 31, is as follows (in thousands of dollars except per share amounts):

                                                          As                      As                      As
                                                      Previously      As      Previously      As      Previously       As
                                                       Reported    Restated    Reported    Restated    Reported     Restated
                                                       1994          1994        1993        1993        1992         1992
                                                      ---------    --------   ----------   --------   ----------    -------
         Timeshare interest sales, net                $ 20,862    $ 19,521    $ 22,722    $ 21,734    $  17,101    $  14,621
         Retail lot sales, net                          14,163      13,534      13,939      13,199       15,621       13,818
         Gain on sales of notes receivable               4,648       1,454           -         631            -            -
         Interest income                                 8,303       8,261       8,248       8,244            -            -
         Amortization of negative goodwill                 513         472         866         875            -            -
         Incidental operations                           2,389       2,007       1,966       1,672        1,765        1,590
         Other                                           1,113         954       1,410         883          981        1,141

         Direct costs of:
           Timeshare interest sales                      3,473       2,684       4,351       3,472        3,461        2,433
           Retail lot sales                              1,813       1,435       2,760       2,054        3,066        2,113
           Incidental operations                         2,349       2,342       2,064       2,178        1,823        1,903
         Commissions and selling                        17,210      18,962      19,852      20,079       16,268       16,432

         Depreciation and amortization                   1,105       1,208         812         980          734          938
         Interest                                        4,678       4,729       4,194       4,193        4,353        4,401
         General and administrative                     10,036      11,218       7,846       8,499        7,903        8,450
         Income taxes                                        -         761         690       2,218          744        2,382
         Minority interest in 80%-owned subsidiary
                                                             -           -           -           -          321           63
         Cumulative effect of change in accounting
         principle                                           -           -       1,661           -            -            -
         Net income (loss)                               2,785      (5,774)      3,699        (979)       3,635       (1,106)
         Earnings (loss) per common share                  .14        (.34)        .22        (.06)         .22         (.07)

21.      Subsequent Events

         In the matter of the Intercontinental Financial, Inc. litigation described in Note 14, the Company has accepted $55,000 in full settlement of the amount due. Its judgment against Intercontinental Financial, Inc. et. al., was satisfied and the matter closed.

         In the matter of the PEC Apartment Subsidiaries litigation described in Note 14, an order for judgment of $3,346,000 was rendered against PEC on its limited guaranty, in connection with the Defendants' counterclaim. Pursuant to a stipulation between the parties dated as of May 15, 1995, PEC paid the amount of $2,900,000 on June 15, 1995 in full settlement of this matter. Because the reserve recorded in the financial statements of the Company exceeded the amount of the settlement, the Company recognized a Gain on discontinued operations in fiscal 1995 of $1,322,000.

         On July 5, 1995, Pahrump Valley Vineyards, Inc. filed a complaint in the 5th Judicial District Court, Nye County, Nevada, (Case No. CV13394) against Central Nevada Utilities Company ("CNUC"), a subsidiary of PEC. The plaintiff claimed compensatory damages in excess of $25,000 in each of four counts alleging trespass, nuisance, negligence and breach of contract for the alleged supplying of contaminated water by CNUC to the plaintiff, and also prayed for punitive damages in excess of $25,000. CNUC has liability insurance covering the claims for compensatory damages, and Company believes that CNUC has not committed any act which would entitle the plaintiff to punitive damages. CNUC intends to vigorously defend against the claims, and Company does not believe that this matter will have a material adverse effect on the business or financial condition of CNUC or the Company.

         Following the Company's November 10, 1995 announcement disclosing certain accounting adjustments, an action was filed on November 13, 1995, in the United States District Court, District of Nevada by Christopher Dunleavy, as a purported class action against the Company, certain of the Company's officers and directors and the Company's independent auditors. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the preparation and issuance of certain of the Company's financial reports issued in 1994 and 1995, including certain financial statements reported on by the Company's independent auditors. The complaint also alleges that one of the director defendants violated the federal securities laws by engaging in "insider trading." The named plaintiff seeks to represent a class consisting of purchasers of the Company's Common Stock between January 14, 1994 and November 9, 1995, and seeks damages in an unspecified amount, costs, attorney's fees, and such other relief as the court may deem just and proper. The Company believes that it has substantial defenses to the action, however, the Company presently cannot predict the outcome of this matter.

         On November 16, 1995, a second action was filed in the United States District Court for the District of Nevada by Alan Peyser as a purported class action against the Company and certain of its officers and directors, which was served on the Company on December 20, 1995. The complaint alleges, among other things, that the defendants violated the federal securities laws by making statements and issuing certain financial reports in 1994 and 1995 that overstated the Company's earnings and business prospects. The named plaintiff seeks to represent a class consisting of purchasers of the Company's common stock between November 28, 1994 and November 9, 1995. The complaint seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the Court may deem just and proper. The Company believes that it has substantial defenses to the action, however, the Company presently cannot predict the outcome of this matter.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Mego Financial Corp. and Subsidiaries
Las Vegas, Nevada

We have audited the consolidated financial statements of Mego Financial Corp. and its subsidiaries (the "Company") as of August 31, 1994 and 1993, and for each of the three years in the period ended August 31, 1994, and have issued our report thereon dated November 16, 1994 (February 29, 1996 as to notes 20 and 21), included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 8 of this Form 10-K/A. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Las Vegas, Nevada
November 16, 1994 (February 29, 1996 as to Note A to financial statement schedules)

                                                                   Schedule VIII
                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                           (in thousands of dollars)
                       For the year ended August 31, 1994

                                                                          Additions
                                                                -----------------------------
                                              Balance at        Charged to         Charged to
                                              Beginning          Costs and           Other                          Balance at End
Description                                   of Period          Expenses           Accounts       Deductions          of Period
-----------                                   ---------         ----------      --------------     ----------       --------------
Allowances for cancellations and credit
losses                                         $19,933            $7,145        $     --            $ (9,071)          $18,007


Unamortized valuation discount                     275               292              --                (286)              281


Revaluation adjustment                             588(a)             --              --                (422)(b)           166
                                               -------            ------        --------             -------           -------


                                               $20,796            $7,437        $     --             $(9,779)          $18,454
                                               =======            ======        ========             =======           =======




(a)      Excess of book value over cost at September 1, 1989.
(b)      Amortization of excess of book value over cost.

NOTE A - As discussed in Note 20 of the notes to the Company's consolidated financial statements, certain amounts included herein have been restated.

                                                                   Schedule VIII
                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                           (in thousands of dollars)
                       For the year ended August 31, 1993

                                                                         Additions
                                                                ---------------------------
                                              Balance at        Charged to       Charged to
                                              Beginning          Costs and         Other                           Balance at End
Description                                   of Period          Expenses         Accounts        Deductions          of Period
-----------                                   ---------         ----------       ----------       ----------       --------------
Allowance for cancellations                     $20,477           $7,991          $     --          $(8,535)          $19,933


Unamortized valuation discount                      316               --                --              (41)              275


Revaluation adjustment                            1,416(a)            --                --             (828)(b)           588
                                                -------           ------          --------          -------           -------


                                                $22,209           $7,991          $     --          $(9,404)          $20,796
                                                =======           ======          ========          =======           =======




(a)      Excess of book value over cost at September 1, 1989.
(b)      Amortization of excess of book value over cost.

NOTE A - As discussed in Note 20 of the notes to the Company's consolidated financial statements, certain amounts included herein have been restated.

                                Schedule VIII

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                           (in thousands of dollars)
                       For the year ended August 31, 1992

                                                                          Additions
                                                                 -------------------------
                                              Balance at         Charged to     Charged to
                                              Beginning          Costs and        Other                             Balance at End
Description                                   of Period           Expenses       Accounts             Deductions       of Period
-----------                                   ----------         ----------     ----------            ----------    --------------

Allowance for cancellations                     $17,973(c)       $10,328        $     --              $ (7,824)          $20,477


Unamortized valuation discount                      333               --              --                   (17)              316


Revaluation adjustment                            3,399(a)            --              --                (1,983)(b)         1,416
                                                -------          -------        --------               -------           -------

                                                $21,705          $10,328        $     --               $(9,824)          $22,209
                                                =======          =======        ========               =======           =======




(a)      Excess of book value over cost at September 1, 1989.
(b)      Amortization of excess of book value over cost.
(c)      As restated.

NOTE A - As discussed in Note 20 of the notes to the Company's consolidated financial statements, certain amounts included herein have been restated.