Form 10-Q
period 1995-11-30
MEGO FINANCIAL CORP
filed 1996-03-27
CIK 736035

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  November 30, 1995
-------------------------------------------------------------------------------

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                  to
                                              ----------------    -------------


                       Commission file number:  1-8645
-------------------------------------------------------------------------------

                              MEGO FINANCIAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                      13-5629885
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                  4310 Paradise Road, Las Vegas, Nevada 89109
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 (702) 737-3700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [  ]    No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 15, 1996, there were 18,087,556 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                                     INDEX




                                                                                                              Page
 PART I.      FINANCIAL INFORMATION

 Item 1.      Financial Statements

              Condensed Consolidated Balance Sheets at November 30, 1995 and August 31, 1995 (Unaudited) .     2

              Condensed Consolidated Statements of Income for the Three Months ended November 30, 1995
                  (Unaudited) and 1994 (Unaudited and Restated)  . . . . . . . . . . . . . . . . . . . . .     3

              Condensed Consolidated Statements of Cash Flows for the Three Months ended November 30, 1995
                  (Unaudited) and 1994 (Unaudited and Restated)  . . . . . . . . . . . . . . . . . . . . .   5-6

              Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .   7-9

 Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . 10-16

 PART II.     OTHER INFORMATION

 Item 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16-17

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)
                                  (Unaudited)


                                                                                               November 30,           August 31,
                                                                                                   1995                  1995
                                                                                               ------------          ------------
             ASSETS
             Cash and cash equivalents                                                           $  3,364              $  7,338
             Restricted cash                                                                        7,329                 6,467
             Notes receivable, net of allowances for cancellation and credit losses
               of $18,488, and $16,866 at November 30, 1995 and August 31, 1995                    30,128                31,054
             Excess servicing rights                                                               22,902                16,565
             Mortgage servicing rights                                                              1,512                 1,076
             Timeshare interests held for sale                                                     22,938                19,820
             Land and improvements inventory                                                        5,442                 5,542
             Other investments                                                                      1,868                 1,531
             Property and equipment, at cost, net of accumulated depreciation of                   13,210                12,681
               $12,242 and $11,823 at November 30, 1995 and August 31, 1995
             Deferred selling costs                                                                 2,856                 3,332
             Other assets                                                                           9,865                 7,351
                                                                                                 --------              --------

                      TOTAL ASSETS                                                               $121,414              $112,757
                                                                                                 ========              ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             Liabilities:
               Notes and contracts payable                                                       $ 49,840              $ 44,715
               Accounts payable and accrued liabilities                                            14,112                13,998
               Payable to assignors                                                                 2,579                 2,579
               Future estimated contingency for notes receivable sold
                 with recourse                                                                      9,333                 8,030
               Deposits                                                                             3,339                 3,619
               Negative goodwill                                                                      109                   131
               Deferred income taxes                                                                9,629                 8,103
                                                                                                 --------              --------

             Total liabilities before Subordinated debt and Redeemable Preferred Stock             88,941                81,175
                                                                                                 --------              --------

             Subordinated debt                                                                      9,178                 9,352
                                                                                                 --------              --------
             Redeemable Preferred Stock, Series A, 12%
              Cumulative Preferred Stock,$.01 par value,
               $10 redemption value, 200,000 and 300,000 shares issued and outstanding
               at November 30, and August 31, 1995, respectively                                 --------              --------
                                                                                                    2,000                 3,000


             Shareholders' equity
               Preferred stock -- $.01 par value
                 Authorized -- 5,000,000 shares
               Common stock, $.01 par value
                 Authorized -- 50,000,000 shares;
                 Issued and outstanding -- 18,087,556 shares                                          180                   180
               Additional paid in capital                                                           4,498                 4,498
               Retained earnings                                                                   16,617                14,552
                                                                                                 --------              --------
                      Total shareholders' equity                                                   21,295                19,230
                                                                                                 --------              --------
                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $121,414              $112,757
                                                                                                 ========              ========




  See the accompanying notes to the condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands of dollars except per share data)
                                  (Unaudited)


                                                                                                Three months ended
                                                                                                   November 30,
                                                                                          -----------------------------
                                                                                              1994               1995
                                                                                          ------------       -----------
REVENUES                                                                                  (See Note 5)
    Timeshare interest sales, net (Note 2)                                               $     4,660        $     6,712
      Retail lot sales, net (Note 2)                                                           6,388              5,081
      Housing sales                                                                              205                  -
      Gain on sale of notes receivable                                                         1,371              6,397
      Interest income                                                                          1,919              1,823
      Financial income                                                                             -                891
      Amortization of negative goodwill                                                           91                 22
      Incidental operations                                                                      624                744
      Other                                                                                      137                593
                                                                                         -----------        -----------

             Total revenues                                                                   15,395             22,263
                                                                                         -----------        -----------

    COSTS AND EXPENSES
      Direct costs of:
        Timeshare interest sales                                                                 678              1,015
        Retail lot sales                                                                         670                494
        Housing sales                                                                            266                  -
        Incidental operations                                                                    623                704
      Commissions and selling                                                                  5,085              7,838
      Depreciation and amortization                                                              407                455
      Provision for credit losses                                                                107                297
      Interest                                                                                 1,211              1,831
      General and administrative                                                               3,255              5,159

      Payments to assignors                                                                    2,536                  -
                                                                                         -----------        -----------
             Total costs and expenses                                                         14,838             17,793
                                                                                         -----------        -----------

    INCOME BEFORE INCOME TAXES                                                                   557              4,470
    INCOME TAXES                                                                               1,052              1,672
                                                                                         -----------        -----------
    NET INCOME (LOSS)                                                                           (495)             2,798

    CUMULATIVE PREFERRED STOCK DIVIDENDS                                                          90                 80
                                                                                         -----------        -----------
    NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                                         $      (585)       $     2,718
                                                                                         ===========        ===========





See the accompanying notes to the condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                (In thousands of dollars except per share data)
                                  (Unaudited)


                                                                                               Three months ended
                                                                                                  November 30,
                                                                                          -----------------------------
                                                                                              1994             1995
                                                                                          ------------     ------------
EARNINGS (LOSS) PER COMMON SHARE:                                                         (See Note 5)
      Primary
        Net income (loss)                                                                 $    (0.03)      $      0.15
                                                                                          ===========      ===========

        Weighted average number of common shares
          and common share equivalents outstanding                                         18,086,750       18,087,556
                                                                                           ==========       ==========

      Fully Diluted
        Net income                                                                                N/A      $      0.14
                                                                                          -----------      ===========

        Weighted average number of common shares
          and common share equivalents outstanding                                                          19,463,556
                                                                                                            ==========






See the accompanying notes to the condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)
                                  (Unaudited)

                                                                                        Three months ended
                                                                                            November 30,
                                                                                 ------------------------------
                                                                                      1994            1995
                                                                                 -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                             (See Note 5)
      Net income (loss)                                                             $  (495)        $  2,798
                                                                                    -------         --------
      Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
        Amortization of excess of underlying book value
          over purchase price of wholly-owned subsidiary                                (91)             (22)
        Provisions for cancellation and credit losses                                 2,718            3,433
        Income Taxes                                                                  1,052            1,672
        Cost of sales                                                                 1,614            1,509
        Depreciation and amortization                                                   658              998
        Gains on sales of receivables and other assets                               (1,371)          (6,397)
        Increase in provision for future estimated
          contingency for notes receivable sold with recourse                         1,102            1,303
        Changes in operating assets and liabilities:
          Increase in restricted cash                                                  (665)            (862)
          Increase in notes receivable, net                                          (8,780)         (44,101)
          Proceeds from sale of notes receivable                                      8,653           41,594
          Increase in excess servicing rights                                          (260)            (483)
          Increase in mortgage servicing rights                                        (150)            (447)
          Purchase of land and timeshare interests                                   (5,581)          (4,527)
          Increase in other assets                                                   (2,182)          (2,568)
          Decrease (increase) in deferred selling costs                                (203)             476
          Increase in accounts payable and accrued liabilities                          782              114
          Increase in payable to assignors                                            2,036                -
          Increase (decrease) in deposits                                               228             (280)
          Increase in negative goodwill                                                  68                -
          Increase (decrease) in deferred income taxes                                  643             (799)
                                                                                    -------         --------

             Total adjustments                                                          271           (9,387)
                                                                                    -------         --------

               Net cash used in operating activities                                   (224)          (6,589)
                                                                                    -------         --------

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in debt                                                                1,737            5,125
      Preferred stock dividends                                                         (90)             (80)
      Redemption of preferred stock                                                       -           (1,000)
      Increase in subordinated debt                                                       -             (174)
                                                                                    -------         --------

               Net cash provided by financing activities                              1,647            3,871
                                                                                    -------         --------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                               (389)            (919)
      Decrease (increase) in other investments                                            1             (337)
                                                                                    -------         --------

               Net cash used in investing activities                                   (388)          (1,256)
                                                                                    -------         --------

    NET (DECREASE)
      INCREASE IN CASH AND CASH EQUIVALENTS                                           1,035           (3,974)

    CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD                                 10,982            7,338
                                                                                    -------         --------

    CASH AND CASH EQUIVALENTS -- END OF PERIOD                                      $12,017         $  3,364
                                                                                    =======         ========






See the accompanying notes to the condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (in thousands of dollars)
                                  (Unaudited)


                                                                               THREE MONTHS ENDED
                                                                                   NOVEMBER 30,
                                                                       ---------------------------------
                                                                            1994               1995
                                                                       -------------       -------------
                                                                        (See Note 5)
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:

      Interest, net of amounts capitalized                                $ 1,073             $ 1,247
                                                                          =======             =======

      Federal income taxes                                                $     -             $     -
                                                                          =======             =======





See the accompanying notes to the condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1) In the opinion of management, when read in conjunction with the audited consolidated financial statements for the years ended August 31, 1995 and 1994 (as restated--see Note 5 below), the accompanying unaudited condensed consolidated financial statements contain all of the information necessary to present fairly the financial position of Mego Financial Corp. ("Mego") and Subsidiaries (the "Company") at November 30, 1995 and the results of its operations and cash flows for the three months ended November 30, 1994 (as restated--see note 5 below) and 1995.

         All significant intercompany accounts between Mego and its subsidiaries have been eliminated.

2) The Company provides a provision for cancellation. A summary is as follows (in thousands):

                                                                                         THREE MONTHS ENDED
                                                                                            NOVEMBER 30,
                                                                                      -------------------------
                                                                                        1994             1995
                                                                                      --------         --------
                 Gross timeshare interest sales  . . . . . . . . . . . . . .            $5,999           $8,694
                 Less: provision for cancellation  . . . . . . . . . . . . .             1,339            1,982
                                                                                        ------           ------
                 Timeshare interest sales, net . . . . . . . . . . . . . . .            $4,660           $6,712
                                                                                        ======           ======

                 Gross retail lot sales  . . . . . . . . . . . . . . . . . .            $7,660           $6,235
                 Less: provision for cancellation  . . . . . . . . . . . . .             1,272            1,154
                                                                                        ------           ------
                 Retail lot sales, net . . . . . . . . . . . . . . . . . . .            $6,388           $5,081
                                                                                        ======           ======


3) Earnings (loss) per common share are based on the Net income (loss) applicable to common stock for each period divided by the weighted average number of common shares and common share equivalents outstanding during the period. Earnings per common share assuming full dilution are computed by dividing Net income applicable to common stock by the weighted average number of common shares plus shares issuable on the exercise of outstanding warrants and options. In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.

4) The results for the three months ended November 30, 1995 are not necessarily indicative of the actual results for the year ending August 31, 1996.

5) On November 10, 1995, the Company announced that it had determined, in consultation with its independent auditors, that certain adjustments were required to be made to the Company's previously issued financial statements, including certain financial statements reported on by such independent auditors. Adjustments relate primarily to (i) the Company's method of computing deferred selling costs for retail lots,
         (ii) certain estimates and assumptions previously utilized by the Company to compute the present value of the income stream to be recovered over the estimated life of notes receivable sold by the Company, (iii) its method of computing the Provisions for cancellation, (iv) the restatement of certain Accounts relating to assets acquired by the Company in 1991, (v) its method of accounting for contributions in aid of construction received from customers of Central Nevada Utilities Company, its wholly-owned subsidiary, (vi) the reinstatement of the carrying value of certain art inventory, and
         (vii) its method of accounting for organizational costs relating to its subsidiary, Mego Mortgage Corporation. None of such adjustments affect the cash position of the Company. As a result of such adjustments, the Company has restated its previously issued financial statements for its fiscal years 1994 and 1993. Such adjustments also affect the Company's previously issued financial statements for the first three quarters of fiscal 1995.

         The aggregate effect of the adjustments for the three month period ended November 30, 1994, after provision for income taxes, was to decrease Net income by $1.81 million, from Net income of $1.31 million to a Net loss of $.50 million.

         The line items impacted by this restatement included in the Statement of Operations for the quarter ended November 30, 1994 are as follows (in thousands of dollars except per share data):


                                                                                                 RESTATEMENT             AS
                                                                                AS FILED         ADJUSTMENTS          RESTATED
                                                                                11/30/94           (NOTE 5)           11/30/94
                                                                               ---------         ----------           --------
              REVENUES
                Timeshare sales                                                    4,824               (164)             4,660
                Retail lot sales net                                               5,638                750              6,388
                Housing                                                              205                  0                205
                Incidental operations                                                624                  0                624
                Gain on sale of notes                                              2,592             (1,221)             1,371
                Interest income                                                    2,028               (109)             1,919
                Amortization of negative goodwill                                    114                (23)                91
                Other income                                                          93                 44                137
                       Total revenues                                             16,118                                15,395

              COSTS AND EXPENSES
                Direct costs of:
                 Timeshare sales                                                     814               (136)               678
                 Retail lot sales                                                    799               (129)               670
                 Housing                                                             266                  0                266
                 Incidental operations                                               623                  0                623
                Commissions and selling                                            4,850                235              5,085
                Depreciation                                                         354                 53                407
                Provision for credit losses                                                             107                107
                Interest expense                                                   1,192                 19              1,211
                General and administrative                                         3,371               (116)             3,255
                Payments to Assignors                                              2,536                  0              2,536
                       Total costs and expenses                                   14,805                                14,838

              INCOME BEFORE INCOME TAXES                                           1,313                                   557

              INCOME TAX PROVISION                                                     0              1,052              1,052

              NET INCOME (LOSS)                                                    1,313                                  (495)

              PREFERRED STOCK DIVIDENDS                                               90                  0                 90

              NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                         1,223                                  (585)

              EARNINGS (LOSS) PER COMMON SHARE:
                Primary
                 Net income (loss)                                                 $0.07                                ($0.03)
              Weighted average number of common shares and common
                 share equivalents outstanding                                18,086,750                            18,086,750

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended November 30, 1995 Compared to the Three Months Ended November 30, 1994 (as restated - see note 5).

GENERAL

         Mego Mortgage Corporation ("MMC")

         MMC originated $10,928,000 of Title I Loans during the three months ended November 30, 1994 compared to $33,678,000 of Title I Loans during the three months ended November 30, 1995, an increase of 308.18%.

         MMC sold $10,854,000 of Title I Loans during the three months ended November 30, 1994 recognizing a gain on sale of Loans of $1,026,000. MMC sold $35,026,000 of Title I Loans during the three months ended November 30, 1995, recognizing a gain on sale of loans of $5,965,000. A weighted average discount rate of 12% per annum was used in the determination of the gain on sale for the three months ended November 30, 1994 and 1995.

         Interest income increased from $296,000 during the three months ended November 30, 1994 to $331,000 during the three months ended November 30, 1995, an increase of 11.82%. The increase was primarily the result of the increase in the size of the portfolio of loans held for sale.

         Loan servicing revenue increased from zero during the three months ended November 30, 1994 to $891,000 during the three months ended November 30, 1995. The increase was primarily the result of the sale of Title I Loans, with the right to service the loans being retained by MMC.

         Total revenues increased from $1,322,000 for the three months ended November 30, 1994 to $7,187,000 for the three months ended November 30, 1995, an increase of 443.65%.

         Total costs and expenses increased from $1,444,000 for the three months ended November 30, 1994 to $3,342,000 for the three months ended November 30, 1995, an increase of 131.44%. This increase resulted primarily from an increase in general and administrative expenses from $1,090,000 to $2,192,000, an increase of 101.10%; an increase in provision for credit losses from $107,000 to $297,000, an increase of 177.57%; an increase in interest expense from $115,000 to $240,000, an increase of 108.70%; and an increase in depreciation and amortization expense from $71,000 to $101,000, an increase of 42.25%. These increases are primarily due to the larger volume of MMC's business.

         As a result, Net income (loss) of MMC increased from a Net loss of $122,000 for the three months ended November 30, 1994 to Net income of $2,307,000 for the three months ended November 30, 1995.

         Preferred Equities Corporation ("PEC")

         Timeshare interest and land sales, net, increased from $11,048,000 for the three months ended November 30, 1994 to $11,793,000 for the three months ended November 30, 1995, an increase of 6.74%. Gross sales of timeshare interests increased from $5,999,000 to $8,694,000, an increase of 44.03%. Net sales of timeshare interests increased from $4,660,000 to $6,712,000, an increase of 44.03%. The Provision for cancellation represented 22.32% and 22.80% of gross sales of timeshare interests for the three months ended November 30, 1994 and 1995, respectively. Gross sales of land decreased from $7,660,000 to $6,235,000, a decrease of 12.37%. Net sales of land decreased from $6,388,000 to $5,081,000, a decrease of 20.46%. The Provision for cancellation represented 16.61% and 18.51% of gross sales of land for the three months ended November 30, 1994 and 1995, respectively.

         Gain on sale of PEC's receivables decreased from $345,000 for the three months ended November 30, 1994 to $248,000 for the three months ended November 30, 1995, a decrease of 28.12%. This decrease resulted from sales of receivables decreasing from $8,781,000 during the three months ended November 30, 1994 to $6,666,000 during the three months ended November 30, 1995, a decrease of 24.09%. From time to time, PEC sells receivables in order to reduce the outstanding balances under its lines of credit.

         PEC's Interest income decreased from $1,623,000 for the three months ended November 30, 1994 to $1,492,000 for the three months ended November 30, 1995, a decrease of 8.07%. This decrease resulted primarily from a reduction in the average balance of PEC's portfolio of receivables.

         Other revenues increased from $137,000 for the three months ended November 30, 1994 to $593,000 for the three months ended November 30, 1995, an increase of 332.85%.

         As a result of the foregoing, total revenues of PEC increased from $13,982,000 for the three months ended November 30, 1994 to $14,892,000 for the three months ended November 30, 1995, an increase of 6.51%.

         Total costs and expenses increased from $10,576,000 for the three months ended November 30, 1994 to $13,563,000 for the three months ended November 30, 1995, an increase of 28.24%. This increase resulted primarily from an increase in Commissions and selling expenses from $5,024,000 to $7,326,000, an increase of 45.82%, and an increase in General and administrative costs from $2,028,000 to $2,477,000, an increase of 22.14%. As a percentage of gross sales of timeshare interests and land Commissions and selling expenses relating thereto increased from 36.78% for the three months ended November 30, 1994 to

49.07% for the three months ended November 30, 1995, and Costs of sales relating thereto increased from 9.87% for the three months ended November 30, 1994 to 10.11% for the three months ended August 31, 1995.

         As a result of the foregoing, PEC's Net income decreased from $2,281,000 for the three months ended November 30, 1994 to $881,000 for the three months ended November 30, 1995, a decrease of 61.38%. The decrease is largely due to the increase of Commission and selling expense with respect to sales of timeshare interests.

         COMPANY

         Income Statement Data. Operating income from subsidiaries increased from $2,159,000 for the three months ended November 30, 1994 to $3,188,000 for the three months ended November 30, 1995, an increase of 47.66%. The increase was due to the increased income of MMC which was partially offset by the decrease in income of PEC.

         Payments to Assignors, which relate to the acquisition of PEC, decreased from $2,536,000 for the three months ended November 30, 1994 to zero for the three months ended November 30, 1995, since accrual of amounts payable to the Assignors ended on January 31, 1995.

         Total expenses increased from $14,838,000 for the three months ended November 30, 1994 to $17,793,000 for the three months ended November 30, 1995, an increase of 19.91%. This increase is primarily the result of an increase in General and administrative expenses from $3,255,000 to $5,159,000, an increase of 58.49%, and an increase in Commission and selling expenses from $5,085,000 to $7,838,000, and increase of 54.14%. The increase in General and administrative expenses is primarily a result of the increased volume of the business of MMC.

         Income before income taxes increased from $557,000 for the three months ended November 30, 1994 to $4,470,000 for the three months ended November 30, 1995, an increase of 702.51%.

         Income taxes increased from $1,052,000 for the three months ended November 30, 1994 to $1,672,000 for the three months ended November 30, 1995.

         As a result of the foregoing, Net income (loss) increased from a loss of $495,000 for the three months ended November 30, 1994 to Net income of $2,798,000 for the three months ended November 30, 1995.

LIQUIDITY

         The Company had cash and cash equivalents of $3.36 million at November 30, 1995 compared to cash and cash equivalents of $7.34 million at August 31, 1995.

         The Company's principal cash requirements relate to loan originations, the acquisition of timeshare properties and land and the payment of Commissions and selling expenses in connection with timeshare and land sales. MMC and PEC each requires continued access to sources of debt financing and sales in the secondary market of loans and receivables, respectively.

         MMC's cash requirements arise from loan originations, payments of operating and interest expenses and deposits to reserve accounts related to loan sale transactions. Loan originations and acquisitions are initially funded principally through MMC's $20.0 million warehouse line of credit with a bank pending the sale of loans in the secondary market. Substantially all of the loans originated by MMC are sold. Net cash used in MMC's operating activities for the quarters ended November 30, 1994 and 1995 was approximately $1.15 million and $2.20 million, respectively. This use was funded primarily from the reinvestment of proceeds from the sale of loans in the secondary market totaling approximately $10.85 million and $34.97 million for the quarters ended November 30, 1994 and 1995, respectively. The loan sale transactions required the subordination of certain cash flows payable to MMC to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to MMC from the excess interest spread is required to be maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified percentage of the principal balances of the sold loans is accumulated therein.

         Excess interest spread payable to MMC is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections of interest from borrowers who default on the payments on the loans until MMC's deposits into the reserve account equal the specified percentage. The excess interest required to be deposited and maintained in the respective reserve accounts is not available to support the cash flow requirements of MMC. At November 30, 1995, the amounts on deposit in such reserve accounts totaled $2.83 million.

         Adequate credit facilities and other sources of funding, including the ability of MMC to sell loans in the secondary market, are essential for the continuation of MMC's loan origination operations. At November 30, 1995, MMC had a $20.0 million warehouse line of credit for the financing of loan originations which expires in August 1996. At November 30, 1995, $.56 million was outstanding under such line of credit and $19.44 million was available. Such line of credit bears interest at the prime rate plus 1.0% per year and is secured by loans prior to sale. The agreement with the lender requires MMC to maintain a minimum tangible net worth of $7.5 million, and a minimum level of profitability of at least $500,000 per six month period.

         In April 1995, MMC entered into an agreement (the "Purchase Agreement") to sell Title I Loans to a financial institution (the "Purchaser") with MMC retaining the right to service the loans. At August 31, 1995, an aggregate of approximately $56.9 million in principal amount of loans had been sold pursuant to the agreement for an amount equal to 98.5% of their remaining principal balances, and an additional $34.97 million in principal amount of loans were sold to the Purchaser during the three months ended November 30, 1995. Pursuant to the Purchase Agreement, the Purchaser is entitled to receive interest at a variable rate equal to the sum of 200 basis points (2.0%) and the one-month LIBOR rate as in effect from time to time. MMC retained the right to receive the Excess Interest. The Purchase Agreement requires MMC to establish and maintain a reserve account equal to 2.5% of the proceeds received by MMC from the sale of loans pursuant to the Agreement plus the Excess Interest received by MMC less its servicing fee to fund shortfalls in collections from borrowers who default in the payment of principal or interest.

         PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of principal and interest on debt obligations, and payments of commissions and selling expenses in connection with the sale of timeshare interests and land. Commissions and selling expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through sales of receivables, PEC's lines of credit in the aggregate amount of $65.0 million and cash flows from operations.

         At November 30, 1995, PEC had arrangements with three institutional lenders for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for lines of credit of up to an aggregate of $65.0 million. Such lines of credit are secured by timeshare and land receivables and property. At November 30, 1995, an aggregate of $43.63 million was outstanding under such lines of credit, and $21.37 million was available for borrowing. At November 30, 1995, PEC had unpledged timeshare and land receivables in the amount of approximately $10.53 million, substantially all of which was available for pledging under existing lines of credit, subject to certain loan agreement criteria. Under the terms of such lines of credit, PEC may borrow up to 75.0% of the balances of the timeshare and land receivables tendered for pledging. One of such lines of credit in the amount of $50.0 million bears interest at the prime rate plus 2 1/4% and expires in September 1996, at which time it converts to a term loan maturing in September 2003. The second line of credit in the amount of $7.5 million bears interest at the prime rate plus 2.5% and expires in September 1996, at which time it converts to a term loan maturing in June 1999. The third line of credit in the amount of $7.5 million bears interest at the prime rate plus 2.5% and expires in June 1996, at which time it converts to a term loan maturing in June 2000.

         Set forth below is a schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated:

                                                                                               THREE MONTHS ENDED
                                                                                                  NOVEMBER 30,
                                                                                          ------------------------------
                                                                                           1994                    1995
                                                                                          -------                -------
            Commissions and selling expenses attributable to recognized and                $5,224                $5,227
            unrecognized sales  . . . . . . . . . . . . . . . . . . . . . . .

            Less:  downpayments . . . . . . . . . . . . . . . . . . . . . . .               3,001                 3,496
                                                                                           ------                ------
            Cash Shortfall  . . . . . . . . . . . . . . . . . . . . . . . . .              $2,223                $1,731
                                                                                           ======                ======


         At November 30, 1994 and 1995, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $56.62 million and $71.58 million, respectively, in the event they become delinquent. PEC sells notes receivable subject to recourse provisions contained in each agreement. These obligations are guaranteed by Mego Financial Corp. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or otherwise subject to replacement or repurchase. A liability for future estimated contingency for notes receivable sold with recourse was established at the time of each sale based upon the Company's analysis of all probable losses resulting from PEC's recourse obligations under each agreement of sale. The Company periodically reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. PEC is obligated under certain of these agreements for the sale of notes receivable to maintain minimum net worth requirements.

         In August 1993, the Company sold 300,000 shares of its Series A 12% Convertible Preferred Stock for an aggregate of $3.0 million. The Company redeemed 100,000 shares of such Preferred Stock on September 1, 1995 and is obligated to redeem the remaining 200,000 shares of such Preferred Stock on August 31, 1996.

         During the quarters ended November 30, 1994 and 1995, the Company used cash of $.22 million and of $6.59 million, respectively, in operating activities.

         During the quarters ended November 30, 1995 and 1994, the Company provided cash of $3.87 million and provided cash of $1.65 million, respectively, in financing activities.

         During the quarters ended November 30, 1994 and 1995, the Company used cash of $.39 million and $1.26 million, respectively, in investing activities, which was substantially expended for the purchase of property and equipment.

         Capital expenditures during the quarters ended November 30, 1994 and 1995 were $5.58 million and $4.53 million, respectively, for the acquisition of inventory and $.39 million and $.92 million, respectively, for the purchase of property and equipment.
The Company anticipates that it will make additional capital expenditures in 1996 for the acquisition of inventory, renovation of future timeshare inventory, refurbishment of present timeshare inventory, construction of certain road improvements in Pahrump Valley, Nevada and the acquisition of replacement equipment. The Company believes that its capital requirements will be met from cash balances, internally generated cash, existing lines of credit, sales of receivables, and the modification, replacement or addition to its lines of credit.


                                    PART II

ITEM 1.     LEGAL PROCEEDINGS.

         Following the issuance of the Company's November 10, 1995 press release, in which the Company announced that it had determined, in consultation with its independent auditors, that certain adjustments were required to be made to its previously issued financial statements, on November 13, 1995, an action (the "Dunleavy Action") was filed in the United States District Court, District of Nevada (Christopher Dunleavy v. Robert Nederlander, Jerome J. Cohen, Herbert B. Hirsch, Wilbur L. Ross, Jr., Mego Financial Corp., and Deloitte & Touche LLP; Case No. CV-S-95-01082-LDG), as a purported class action against the Company, certain of the Company's officers and directors and the Company's independent auditors. The complaint alleges, among other things, that the defendants violated the federal securities laws by issuing financial reports in 1994 and 1995, including certain financial statements certified by the Company's independent auditors, that allegedly overstated the Company's earnings. The complaint also alleges that one of the director defendants violated the federal securities laws by trading in the Company's Common Stock while in the possession of material non-public information regarding the Company's financial statements. The named plaintiff in the Dunleavy Action seeks to represent a class consisting of purchasers of the Company's Common Stock between January 14, 1994 and November 9, 1995, and seeks damages in an unspecified amount, costs, attorney's fees, and such other relief as the court may deem just and proper. The Company believes that it has substantial defenses in the Dunleavy Action.

         On or about November 16, 1995, an action (the Peyser Action") was filed in the United States District Court for the District of Nevada, captioned Alan Peyser v. Robert Nederlander, Jerome J. Cohen, Herbert B. Hirsch and Mego Financial Corp., (No. CV-S-95-01112-LDG). The complaint in the Peyser Action names the Company and three of its officers and directors as defendants and alleges, among other things, that the defendants violated the federal securities laws by making statements and issuing certain financial reports in 1994 and 1995 that overstated the Company's earnings and business prospects. The named plaintiff in the Peyser Action seeks to represent a class consisting of purchasers of the Company's Common Stock between November 28, 1994 and November 9, 1995. The complaint in the Peyser Action seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the Court may deem just and proper. The Company believes that it has substantial defenses in the Peyser action.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MEGO FINANCIAL CORP.


                                 By: /s/ Irving J. Steinberg
                                 --------------------------------------------
                                     Irving J. Steinberg
                                     Vice President and Chief Accounting Officer

Date:  February 29, 1996