Form 10-Q
period 1996-02-29
MEGO FINANCIAL CORP
filed 1996-04-19
CIK 736035

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:     February 29, 1996
- -------------------------------------------------------------------------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________________to __________________

                        Commission file number:  1-8645
- -------------------------------------------------------------------------------
                              MEGO FINANCIAL CORP.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                   New York                                                        13-5629885
                    ----------------------------------------                            -------------------------------
                         (State or other jurisdiction of                                        (I.R.S. Employer
                         incorporation or organization)                                       Identification No.)

                  4310 Paradise Road, Las Vegas, Nevada 89109
- -------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (702) 737-3700
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]    No [  ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 5, 1996, there were 18,087,556 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES



                                     INDEX



                                                                                                           Page
PART I      FINANCIAL INFORMATION:

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            February 29, 1996 and August 31, 1995(Unaudited)   . . . . . . . . . . . . . . . . . . . . .      2

            Condensed Consolidated Statements of Operations
            Three and six months ended February 28, 1995 (Unaudited and restated)
            and February 29, 1996 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3-4

            Condensed Consolidated Statements of Cash Flows
            Six months ended February 28, 1995 (Unaudited and restated)
            and February 29, 1996 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

            Notes to Condensed Consolidated Financial
            Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6-7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .   8-14

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

                                               MEGO FINANCIAL CORP. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (in thousands of dollars)
                                                            (Unaudited)

                                                                                                    February 29,     August 31,
                                                                                                       1996             1995
                                                                                                    -----------      ----------
            ASSETS
            Cash and cash equivalents                                                                $  5,062         $  7,338
            Restricted cash                                                                             7,171            6,467
            Notes receivable, net of allowances for cancellation and credit losses of $17,630
              and $16,866 at February 29, 1996 and August 31, 1995                                     34,357           31,054
            Excess servicing rights                                                                    27,138           16,565
            Mortgage servicing rights                                                                   1,607            1,076
            Timeshare interests held for sale                                                          23,241           19,820
            Land and improvements inventory                                                             5,022            5,542
            Other investments                                                                           2,241            1,531
            Property and equipment, at cost, net of accumulated depreciation of $12,645 and
              $11,823 at February 29, 1996 and August 31, 1995                                         14,074           12,681
            Deferred selling costs                                                                      2,355            3,332
            Other assets                                                                                7,948            7,351
                                                                                                     --------         --------
                       TOTAL ASSETS                                                                  $130,216         $112,757
                                                                                                     ========         ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            Liabilities:
              Notes and contracts payable                                                            $ 55,752         $ 44,715
              Accounts payable and accrued liabilities                                                 16,014           13,998
              Payable to assignors                                                                      2,579            2,579
              Future estimated contingency for notes receivable sold with recourse                      8,766            8,030
              Deposits                                                                                  2,020            3,619
              Negative goodwill                                                                            96              131
              Deferred income taxes                                                                    10,107            8,103
                                                                                                     --------         --------

                       Total liabilities before Subordinated debt and Redeemable Preferred Stock       95,334           81,175
                                                                                                     --------         --------

            Subordinated debt                                                                           9,516            9,352
                                                                                                     --------         --------

            Redeemable Preferred Stock, Series A, 12% Cumulative Preferred Stock, $.01 par
              value, $10 redemption value, 200,000 and 300,000 shares issued and outstanding at
              February 29, 1996 and August 31, 1995                                                     2,000            3,000
                                                                                                     --------         --------

            Shareholders' equity
              Preferred Stock -- $.01 par value
                Authorized -- 5,000,000 shares
              Common Stock -- $.01 par value
                Authorized -- 5,000,000 shares
                Issued and outstanding -- 18,087,556 shares                                               180              180
              Additional paid in capital                                                                4,498            4,498
              Retained earnings                                                                        18,688           14,552
                                                                                                     --------         --------

                       Total shareholders' equity                                                      23,366           19,230
                                                                                                     --------         --------

                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $130,216         $112,757
                                                                                                     ========         ========





See the accompanying notes to the condensed consolidated financial statements.

                                               MEGO FINANCIAL CORP. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (in thousands of dollars)
                                                            (Unaudited)

                                                                       Three months ended                Six months ended
                                                                 ------------------------------    -----------------------------
                                                                 February 28,     February 29,     February 28,     February 29,
                                                                    1995             1996             1995             1996
                                                                 ----------       ----------       ----------       -----------
                                                                 (As restated -                    (As restated -
                                                                  see Note 5)                       see Note 5)
            REVENUES
              Timeshare interest sales, net (Note 2)               $ 3,946          $ 5,482          $ 8,606          $12,194
              Retail lot sales, net (Note 2)                         4,127            5,677           10,515           10,758
              Housing sales                                              -                -              205                -
              Gain on sale of notes receivable                       1,445            4,884            2,816           11,281
              Interest income                                        1,748            1,759            3,667            3,582
              Financial income                                         154            1,271              154            2,162
              Amortization of negative goodwill                         87               13              178               35
              Incidental operations                                    725              488            1,349            1,232
              Other                                                    132              (66)             269              527
                                                                    ------           ------           ------           ------

                       Total revenues                               12,364           19,508           27,759           41,771
                                                                    ------           ------           ------           ------

            COSTS AND EXPENSES
            Direct costs of:
              Timeshare interest sales                                 576              836            1,254            1,851
              Retail lot sales                                         433              551            1,103            1,045
              Housing sales                                             (1)               -              265                -
              Incidental operations                                    638              374            1,261            1,078
            Commissions and selling                                  5,011            7,711           10,096           15,549
            Depreciation and amortization                              416              662              823            1,117
            Provision for credit losses                                139              200              246              497
            Interest                                                 1,466            1,484            2,677            3,315
            General and administrative                               2,756            5,681            6,011           10,840
            Payments to assignors                                    4,716                -            7,252                -
                                                                    ------           ------           ------           ------

                       Total costs and expenses                     16,150           17,499           30,988           35,292
                                                                    ------           ------           ------           ------

            INCOME (LOSS) BEFORE INCOME TAXES                       (3,786)           2,009           (3,229)           6,479

            INCOME TAXES                                               356              531            1,408            2,203
                                                                    ------           ------           ------           ------

            INCOME (LOSS) FROM CONTINUING OPERATIONS                (4,142)           1,478           (4,637)           4,276

            Gain on discontinued operations, net of income
              taxes of $298                                            578                -              578                -
                                                                    ------           ------           ------           ------

            NET INCOME (LOSS)                                       (3,564)           1,478           (4,059)           4,276

            CUMULATIVE PREFERRED STOCK DIVIDENDS                        90               60              180              140
                                                                    ------           ------           ------           ------

            NET INCOME (LOSS) APPLICABLE TO COMMON STOCK           $(3,654)          $1,418          $(4,239)          $4,136
                                                                   =======           ======          =======           ======





See the accompanying notes to the condensed consolidated financial statements.

                                               MEGO FINANCIAL CORP. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                                      (in thousands of dollar)
                                                            (Unaudited)

                                                                        Three months ended                Six months ended
                                                                 ------------------------------     ------------------------------
                                                                  February 28,      February 29,     February 28,      February 29,
                                                                     1995             1996              1995             1996
                                                                 -----------       -----------      -----------       ----------
                                                                 (As restated -                     (As restated -
                                                                   see Note 5)                        see Note 5)
            EARNINGS (LOSS) PER COMMON SHARE:
              Primary
                Income (loss) from continuing operations             $(0.23)           $0.08            $(0.26)           $0.23
                Income from discontinued operations                    0.03                -              0.03                -
                                                                     ------            -----            ------            -----

             Net income (loss)                                       $(0.20)           $0.08            $(0.23)           $0.23
                                                                     ======            =====            ======            =====

              Weighted average number of common shares and
                common share equivalents outstanding             18,086,750       18,087,556        18,086,750       18,087,556
                                                                 ==========       ==========        ==========       ==========

              Fully diluted
                Income from continuing operations                       N/A            $0.07               N/A            $0.21
                Income from discontinued operations                                        -                                  -
                                                                                       -----                              -----

                Net income                                                             $0.07                              $0.21
                                                                                       =====                              =====

              Weighted average number of common shares and
                common share equivalents outstanding                              19,463,556                         19,463,556
                                                                                  ==========                         ==========





See the accompanying notes to the condensed consolidated financial statements.

                                               MEGO FINANCIAL CORP. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands of dollars)
                                                            (Unaudited)
                                                                                                           Six months ended
                                                                                                   -----------------------------
                                                                                                   February 28,     February 29,
                                                                                                       1995             1996
                                                                                                   ------------     ------------
                                                                                                   (As restated -
                                                                                                    see Note 5)
            CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income (loss)                                                                      $(4,059)          $4,276
                                                                                                     -------           ------
              Adjustments to reconcile net income to net cash used in operating activities:
                Amortization of excess of underlying book value over purchase price of wholly-
                   owned subsidiary                                                                     (132)               -
                Provisions for cancellation and credit losses                                          4,815            5,468
                Cost of sales                                                                          2,622            2,896
                Depreciation and  amortization                                                           823            1,117
                Gains on sales of receivables                                                         (2,816)         (11,281)
                Gain on discontinued operations                                                         (578)               -
                Increase in provision for future estimated contingency for notes receivable
                   sold with recourse                                                                  1,032              736
                Changes in operating assets and liabilities:
                   Increase in restricted cash                                                          (747)            (704)
                   Increase in notes receivable, net                                                 (34,783)         (60,945)
                   Proceeds from sale of notes receivable                                             33,356           63,455
                   Increase in excess servicing rights                                                (2,822)         (10,573)
                   Increase in mortgage servicing rights                                                (309)            (531)
                   Purchase of land and timeshare interests                                           (8,763)          (5,797)
                   (Increase) decrease in other assets                                                (1,605)            (597)
                   (Increase) decrease  in deferred selling costs                                       (725)             977
                   Increase in accounts payable and accrued liabilities                                  665            2,015
                   Increase in payable to assignors                                                    6,198                -
                   Increase (decrease) in deposits                                                       781           (1,599)
                   Decrease in negative goodwill                                                         (46)             (35)
                   Increase in deferred income taxes                                                   1,368            2,004
                                                                                                     -------           ------
                     Total adjustments                                                                (1,666)         (13,394)
                                                                                                     -------           ------
                       Net cash used in operating activities                                          (5,725)          (9,118)
                                                                                                     -------           ------
            CASH FLOWS FROM FINANCING ACTIVITIES:
              Increase in debt                                                                         9,551           11,037
              Preferred stock dividends                                                                 (180)            (140)
              Redemption of preferred stock                                                                -           (1,000)
              Increase in subordinated debt                                                                -              164
                                                                                                     -------           ------
                       Net cash provided by financing activities                                       9,371           10,061
                                                                                                     -------           ------
            CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchase of property and equipment                                                      (1,617)          (2,509)
              Increase in other investments                                                               (4)            (710)
                                                                                                     -------           ------
                       Net cash used in financing activities                                          (1,621)          (3,219)
                                                                                                     -------           ------
            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       2,025           (2,276)

            CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD                                          10,982            7,338
                                                                                                     -------           ------

            CASH AND CASH EQUIVALENTS -- END OF PERIOD                                               $13,007           $5,062
                                                                                                     =======           ======





See the accompanying notes to the condensed consolidated financial statements.

                                               MEGO FINANCIAL CORP. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                     (in thousands of dollars)
                                                            (Unaudited)

                                                                                                          Six months ended
                                                                                                   -------------------------------
                                                                                                   February 29,     February 29,
                                                                                                       1995            1996
                                                                                                   -----------      -----------
                                                                                                   (As restated -
                                                                                                    see Note 5)
            SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
              Cash paid during the year for:

              Interest, net of amounts capitalized                                                    $ 2,519          $ 3,371
                                                                                                      =======          =======

              Federal income taxes                                                                    $     -          $     -
                                                                                                      =======          =======





See the accompanying notes to the condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1) In the opinion of management, when read in conjunction with the audited consolidated financial statements for the years ended August 31, 1994 (as restated - see Note 5 below) and 1995, the accompanying unaudited condensed consolidated financial statements contain all the information necessary to present fairly the financial position of Mego Financial Corp. ("Mego") and Subsidiaries (collectively the "Registrant") at February 29, 1996 and the results of its operations and cash flows for the six months ended February 28, 1995 (unaudited and restated - see Note 5 below) and February 29, 1996.

         All significant intercompany accounts between Mego and its subsidiaries have been eliminated.

2) The Registrant provides a provision for cancellation. A summary is as follows (in thousands):

                                                       Three months ended                Six months ended
                                                -------------------------------   -------------------------------
                                                 February 28,     February 29,     February 28,     February 29,
                                                    1995             1996             1995             1996
                                                --------------   --------------   --------------   --------------
        Gross timeshare interest sales          $        5,083   $        6,443   $       11,082   $       15,137
        Less:  provision for cancellation                1,137              961            2,476            2,943
                                                --------------   --------------   --------------   --------------

        Timeshare interest sales, net           $        3,946   $        5,482   $        8,606   $       12,194
                                                ==============   ==============   ==============   ==============

        Gross retail lot sales                  $        4,948   $        6,551   $       12,608   $       12,786
        Less:  provision for cancellation                  821              874            2,093            2,028
                                                --------------   --------------   --------------   --------------

        Retail lot sales, net                   $        4,127   $        5,677   $       10,515   $       10,758
                                                ==============   ==============   ==============   ==============

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

4) The results for the three and six month periods ended February 29, 1996 are not necessarily indicative of the actual results for the year ending August 31, 1996.

5) On November 10, 1995, the Company announced that it had determined, in consultation with its independent auditors, that certain adjustments were required to be made to the Company's previously issued financial statements, including certain financial statements reported on by such independent auditors. Adjustments related primarily to (i) the Company's method of computing deferred selling costs for retail lots,
         (ii) certain estimates and assumptions previously utilized by the Company to compute the present value of the income stream to be recovered over the estimated life of notes receivable sold by the Company, (iii) its method of computing the Provisions for cancellation, (iv) the restatement of certain Accounts relating to assets acquired by the Company in 1991, (v) its method of accounting for contributions in aid of construction received from customers of Central Nevada Utilities Company, its wholly-owned subsidiary, (vi) the reinstatement of the carrying value of certain art inventory, and
         (vii) its method of accounting for organization costs relating to its subsidiary, Mego Mortgage Corporation. None of such adjustments affected the cash position of the Company. As a result of such adjustments, the Company has restated its previously issued financial statements for its fiscal years 1994 and 1993. Such adjustments also affect the Company's previously issued financial statements for the first three quarters of fiscal 1995.

         The aggregate effect of the adjustments for the three and six month periods ended February 28, 1995, after provision for income taxes, was to increase Net loss for the three months ended February 28, 1995, by $2.29 million, from Net loss of $1.27 million to a Net loss of $3.56 million and for the six months ended February 28, 1995, by $4.10 million, from Net income of $.04 million to a Net loss of $4.06 million.

         The line items impacted by this restatement included in the Statement of Operations for the three and six months ended February 28, 1995 are as follows (in thousands of dollars except per share data):

                                                   Three months ended                     Six months ended
                                                    February 28, 1995                     February 28, 1995
                                          ------------------------------------- -------------------------------------
                                                       Restatement                           Restatement
                                              As       adjustments      As           As      adjustments      As
                                             Filed      (Note 5)     Restated      Filed      (Note 5)     Restated
                                          ----------- ------------ ------------ ------------ ----------- ------------
  REVENUES
     Timeshare interest sales              4,263         (317)       3,946        9,087        (481)       8,606
     Retail lot sales                      4,490         (363)       4,127       10,128         387       10,515
     Housing sales                             -            -            -          205           -          205
     Gain on sale of notes receivable      1,946         (501)       1,445        4,538      (1,722)       2,816
     Interest income                       1,956         (208)       1,748        3,984        (317)       3,667
     Financial income                          -          154          154            -         154          154
     Amortization of negative goodwill        98          (11)          87          212         (34)         178
     Incidental operations                   553          172          725        1,177         172        1,349
     Other                                   306         (174)         132          399        (130)         269
         Total revenues                   13,612                    12,364       29,730                   27,759

  COSTS AND EXPENSES
     Direct costs of:
       Timeshare interest sales              634          (58)         576        1,448        (194)       1,254
       Retail lot sales                      503          (70)         433        1,302        (199)       1,103
       Housing sales                           -           (1)          (1)         265           -          265
       Incidental operations                 637            1          638        1,260           1        1,261
     Commissions and selling               3,768        1,243        5,011        8,618       1,478       10,096
     Depreciation and amortization           352           64          416          706         117          823
     Provision for credit losses             272         (133)         139          490        (244)         246
     Interest                              1,466            -        1,466        2,658          19        2,677
     General and administrative            3,414         (658)       2,756        6,567         456        6,011
     Payments to assignors                 4,716            -        4,716        7,252           -        7,252

         Total costs and expenses         15,762                    16,150       30,566                   30,988

  LOSS BEFORE INCOME TAXES                (2,150)                   (3,786)        (836)                  (3,229)

  INCOME TAXES                                 -          356          356            -       1,408        1,408

  LOSS FROM CONTINUING OPERATIONS         (2,150)                   (4,142)        (836)                  (4,637)


  Gain on discontinued operations, net
     of income taxes                         876         (298)         578          876        (298)         578

  NET INCOME (LOSS)                       (1,274)                   (3,564)          40                   (4,059)

  CUMULATIVE PREFERRED STOCK DIVIDENDS        90                        90          180                      180

  NET LOSS APPLICABLE TO COMMON STOCK     (1,364)                   (3,654)        (140)                  (4,239)

  LOSS PER COMMON SHARE:
     Primary
       Loss from continuing operations     (0.13)       (0.10)       (0.23)       (0.06)      (0.20)       (0.26)
       Income from discontinued
         operations                         0.05        (0.02)        0.03         0.05       (0.02)        0.03

       Net loss                            (0.08)                    (0.20)       (0.01)                   (0.23)

     Weighted average number of common
       shares and common share
       equivalents outstanding        18,086,750                18,086,750   18,086,750               18,086,750

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1995 (AS RESTATED - SEE NOTE 5) COMPARED TO THE THREE MONTHS ENDED FEBRUARY 29, 1996.

GENERAL

MEGO MORTGAGE CORPORATION ("MMC")

MMC originated $13,734,000 of Title I Loans during the three months ended February 28, 1995 compared to $22,378,000 of Title I Loans during the three months ended February 29, 1996, an increase of 63%.

MMC sold $12,747,000 of Title I Loans during the three months ended February 28, 1995 recognizing a gain on sale of Loans of $1,359,000. MMC sold $21,394,000 of Title I Loans during the three months ended February 29, 1996, recognizing a gain on sale of loans of $4,845,000. A weighted average discount rate of 12% per annum was used in the determination of the gain on sale for the three months ended February 28, 1995 and February 29, 1996.

Interest income increased from $162,000 during the three months ended February 28, 1995 to $195,000 during the three months ended February 29, 1996, an increase of 20%. The increase was primarily the result of the increase in the size of the portfolio of loans held for sale.

Loan servicing revenue increased from $97,000 during the three months ended February 28, 1995 to $870,000 during the three months ended February 29, 1996, an increase of 797%. The increase was primarily the result of the increased cumulative amount of Title I Loans being serviced for others.

Total revenues increased from $1,618,000 for the three months ended February 28, 1995 to $5,910,000 for the three months ended February 29, 1996, an increase of 265%. The increase was primarily the result of increased sales of Loans.

Total costs and expenses increased from $1,636,000 for the three months ended February 28, 1995 to $3,311,000 for the three months ended February 29, 1996, an increase of 102%. This increase resulted primarily from an increase in general and administrative expenses from $1,186,000 to $2,104,000, an increase of 77%; an increase in provision for credit losses from $139,000 to $200,000, an increase of 44%; an increase in interest expense from $126,000 to $229,000, an increase of 82%; and an increase in depreciation and amortization expense from $84,000 to $273,000, an increase of 225%. These increases are primarily due to the larger volume of MMC's business.

As a result, Income (loss) before income taxes of MMC increased from a loss of $18,000 for the three months ended February 28, 1995 to income of $2,599,000 for the three months ended February 29, 1996.

PREFERRED EQUITIES CORPORATION ("PEC")

Timeshare interest and land sales, net, increased from $8,073,000 for the three months ended February 28, 1995 to $11,159,000 for the three months ended February 29, 1996, an increase of 38%. Gross sales of timeshare interests increased from $5,083,000 to $6,443,000, an increase of 27%. Net sales of timeshare interests increased from $3,946,000 to $5,482,000, an increase of 39%. The Provision for cancellation represented 22% and 15% of gross sales of timeshare interests for the three months ended February 28, 1995 and February 29, 1996, respectively. Gross sales of land increased from $4,948,000 to $6,551,000, an increase of 32%. Net sales of land increased from $4,127,000 to $5,677,000, an increase of 38%. The Provision for cancellation represented 17% and 13% of gross sales of land for the three months ended February 28, 1995 and February 29, 1996, respectively.

Gain on sale of PEC's receivables decreased from $86,000 for the three months ended February 28, 1995 to $40,000 for the three months ended February 29, 1996, a decrease of 53%. This decrease resulted from sales of receivables decreasing from $1,093,000 during the three months ended February 28, 1995 to $411,000 during the three months ended February 29, 1996, a decrease of 62%. From time to time, PEC sells receivables in order to reduce the outstanding balances under its lines of credit.

PEC's Interest income decreased from $1,586,000 for the three months ended February 28, 1995 to $1,543,000 for the three months ended February 29, 1996, a decrease of 3%. This decrease resulted primarily from a reduction in the average balance of PEC's portfolio of receivables.

Other revenues increased from $156,000 for the three months ended February 28, 1995 to $287,000 for the three months ended February 29, 1996, an increase of 84%.

As a result of the foregoing, total revenues of PEC increased from $10,659,000 for the three months ended February 28, 1995 to $13,579,000 for the three months ended February 29, 1996, an increase of 27%.

Total costs and expenses increased from $9,470,000 for the three months ended February 28, 1995 to $13,287,000 for the three months ended February 29, 1996, an increase of 40%. This increase resulted primarily from an increase in Commissions and selling expenses from $4,715,000 to $7,206,000, an increase of 53%, and an increase in General and administrative costs from $1,611,000 to $2,601,000, an increase of 61%. The increase in General and administrative costs is primarily due to increases in payroll, maintenance fees related to unsold timeshare inventory and owners' association costs. As a percentage of gross sales of timeshare interests and land Commissions and selling expenses relating thereto increased from 47% for the three months ended February 28, 1995 to 55% for the three months ended February 29, 1996, and Costs of sales relating thereto increased from 10% for the three months ended February 28, 1995 to 11% for the three months ended February 29, 1996.

As a result of the foregoing, PEC's Income before income taxes decreased from $1,189,000 for the three months ended February 28, 1995 to $292,000 for the three months ended February 29, 1996, a decrease of 75%. The decrease is largely due to the increase of Commissions and selling expense as a result of additional costs involved in establishing new marketing programs to increase sales levels primarily for timeshare interests.


COMPANY

Income Statement Data. Operating income from subsidiaries increased from $1,171,000 for the three months ended February 28, 1995 to $2,891,000 for the three months ended February 29, 1996, an increase of 147%. The increase was due to the increased income of MMC which was partially offset by the decrease in income of PEC.

Payments to Assignors, which relate to the acquisition of PEC in 1988, decreased from $4,716,000 for the three months ended February 28, 1995 to zero for the three months ended February 29, 1996, since accrual of amounts payable to the Assignors ended on January 31, 1995.

Total costs and expenses increased from $16,150,000 for the three months ended February 28, 1995 to $17,499,000 for the three months ended February 29, 1996, an increase of 8%. This increase is primarily the result of an increase in General and administrative expenses from $2,756,000 to $5,681,000, an increase of 106%, and an increase in Commission and selling expenses from $5,011,000 to $7,711,000, an increase of 54%. The increase in General and administrative expenses is primarily a result of the increased volume of the business of MMC, while the increase in Commissions and selling expense occurs as a result of establishing new programs to increase sales levels primarily for timeshare interests.

Income (loss) before income taxes increased from a loss of $3,786,000 for the three months ended February 28, 1995 to income of $2,009,000 for the three months ended February 29, 1996.

Income taxes increased from $356,000 for the three months ended February 28, 1995 to $531,000 for the three months ended February 29, 1996.

The Gain on discontinued operations, net of income taxes was $578,000 for the three months ended February 28, 1995, and zero for the three months ended February 29, 1996.

As a result of the foregoing, Net income (loss) increased from a net loss of $3,564,000 for the three months ended February 28, 1995 to net income of $1,478,000 for the three months ended February 29, 1996.


SIX MONTHS ENDED FEBRUARY 28, 1995 (AS RESTATED - SEE NOTE 5) COMPARED TO THE SIX MONTHS ENDED FEBRUARY 29, 1996.

GENERAL

MEGO MORTGAGE CORPORATION ("MMC")

MMC originated $24,598,000 of Title I Loans during the six months ended February 28, 1995 compared to $56,092,000 of Title I Loans during the six months ended February 29, 1996, an increase of 128%.

MMC sold $23,602,000 of Title I Loans during the six months ended February 28, 1995 recognizing a gain on sale of Loans of $2,385,000. MMC sold $56,421,000 of Title I Loans during the six months ended February 29, 1996, recognizing a gain on sale of loans of $10,810,000. A weighted average discount rate of 12% per annum was used in the determination of the gain on sale for the six months ended February 28, 1995 and February 29, 1996.

Interest income increased from $458,000 during the six months ended February 28, 1995 to $526,000 during the six months ended February 29, 1996, an increase of 15%. The increase was primarily the result of the increase in the size of the portfolio of loans held for sale.

Loan servicing revenue increased from $97,000 during the six months ended February 28, 1995 to $1,761,000 during the six months ended February 29, 1996, an increase of 1,715%. The increase was primarily the result of the increased cumulative amount of Title I Loans being serviced for others.

Total revenues increased from $2,940,000 for the six months ended February 28, 1995 to $13,097,000 for the six months ended February 29, 1996, an increase of 345%. The increase was primarily the result of increased sales of Loans.

Total costs and expenses increased from $3,080,000 for the six months ended February 28, 1995 to $6,653,000 for the six months ended February 29, 1996, an increase of 116%. This increase resulted primarily from an increase in general and administrative expenses from $2,276,000 to $4,296,000, an increase of 89%; an increase in provision for credit losses from $246,000 to $497,000, an increase of 102%; an increase in interest expense from $241,000 to $469,000, an increase of 95%; and an increase in depreciation and amortization expense from $155,000 to $374,000, an increase of 141%. These increases are primarily due to the larger volume of MMC's business.

As a result, Income (loss) before income taxes of MMC increased from a loss of $140,000 for the six months ended February 28, 1995 to income of $6,444,000 for the six months ended February 29, 1996.

PREFERRED EQUITIES CORPORATION ("PEC")

Timeshare interest and land sales, net, increased from $19,121,000 for the six months ended February 28, 1995 to $22,952,000 for the six months ended February 29, 1996, an increase of 20%. Gross sales of timeshare interests increased from $11,082,000 to $15,137,000, an increase of 37%. Net sales of timeshare interests increased from $8,606,000 to $12,194,000, an increase of 42%. The Provision for cancellation represented 22% and 19% of gross sales of timeshare interests for the six months ended February 28, 1995 and February 29, 1996, respectively. Gross sales of land increased from $12,608,000 to $12,786,000, an increase of 1%. Net sales of land increased from $10,515,000 to $10,758,000, an increase of 2%. The Provision for cancellation represented 17% and 16% of gross sales of land for the six months ended February 28, 1995 and February 29, 1996, respectively.

Gain on sale of PEC's receivables increased from $431,000 for the six months ended February 28, 1995 to $471,000 for the six months ended February 29, 1996, an increase of 9%. This increase resulted from sales of receivables increasing from $9,754,000 during the six months ended February 28, 1995 to $10,157,000 during the six months ended February 29, 1996, an increase of 4%. From time to time, PEC sells receivables in order to reduce the outstanding balances under its lines of credit.

PEC's Interest income decreased from $3,209,000 for the six months ended February 28, 1995 to $3,049,000 for the six months ended February 29, 1996, a decrease of 5%. This decrease resulted primarily from a reduction in the average balance of PEC's portfolio of receivables.

Other revenues increased from $269,000 for the six months ended February 28, 1995 to $527,000 for the six months ended February 29, 1996, an increase of 96%.

As a result of the foregoing, total revenues of PEC increased from $24,641,000 for the six months ended February 28, 1995 to $28,632,000 for the six months ended February 29, 1996, an increase of 16%.

Total costs and expenses increased from $20,046,000 for the six months ended February 28, 1995 to $26,828,000 for the six months ended February 29, 1996, an increase of 34%. This increase resulted primarily from an increase in Commissions and selling expenses from $9,742,000 to $14,532,000, an increase of 49%, and an increase in General and administrative costs from $3,639,000 to $5,057,000, an increase of 39%. The increase in General and administrative costs is primarily due to increases in payroll, maintenance fees related to unsold timeshare inventory and owners' association costs. As a percentage of gross sales of timeshare interests and land Commissions and selling expenses relating thereto increased from 41% for the six months ended February 28, 1995 to 52% for the six months ended February 29, 1996, and Costs of sales relating thereto remained constant at 10% for each six months ended February 28, 1995 and February 29, 1996.

As a result of the foregoing, PEC's Income before income taxes decreased from $4,595,000 for the six months ended February 28, 1995 to $1,804,000 for the six months ended February 29, 1996, a decrease of 61%. The decrease is largely due to the increase of Commissions and selling expense as a result of additional costs involved in establishing new marketing programs to increase sales levels primarily for timeshare interests.

COMPANY

Income Statement Data. Operating income from subsidiaries increased from $4,455,000 for the six months ended February 28, 1995 to $8,248,000 for the six months ended February 29, 1996, an increase of 85%. The increase was due to the increased income of MMC which was partially offset by the decrease in income of PEC.

Payments to Assignors, which relate to the acquisition of PEC in 1988, decreased from $7,252,000 for the six months ended February 28, 1995 to zero for the six months ended February 29, 1996, since accrual of amounts payable to the Assignors ended on January 31, 1995.

Total costs and expenses increased from $30,988,000 for the six months ended February 28, 1995 to $35,292,000 for the six months ended February 29, 1996, an increase of 14%. This increase is primarily the result of an increase in General and administrative expenses from $6,011,000 to $10,840,000, an increase of 80%, and an increase in Commission and selling expenses from $10,096,000 to $15,549,000, an increase of 54%. The increase in General and administrative expenses is primarily a result of the increased volume of the business of MMC.

Income (loss) before income taxes increased from a loss of $3,229,000 for the six months ended February 28, 1995 to income of $6,479,000 for the six months ended February 29, 1996.

The Gain on discontinued operations, net of income taxes was $578,000 for the six months ended February 28, 1995, and zero for the six months ended February 29, 1996.

Income taxes increased from $1,408,000 for the six months ended February 28, 1995 to $2,203,000 for the six months ended February 29, 1996.

As a result of the foregoing, Net income (loss) increased from a loss of $4,059,000 for the six months ended February 28, 1995 to Net income of $4,276,000 for the six months ended February 29, 1996.

LIQUIDITY

The Company had cash and cash equivalents of $5.1 million at February 29, 1996 compared to cash and cash equivalents of $7.3 million at August 31, 1995.

The Company's principal cash requirements relate to loan originations, the acquisition of timeshare properties and land and the payment of commissions and selling expenses in connection with timeshare and land sales. MMC and PEC each requires continued access to sources of debt financing and sales in the secondary market of loans and receivables, respectively.

MMC's cash requirements arise from loan originations, payments of operating and interest expenses and deposits to reserve accounts related to loan sale transactions. Loan originations and acquisitions are initially funded principally through MMC's $20.0 million warehouse line of credit with a bank pending the sale of loans in the secondary market. Substantially all of the loans originated by MMC are sold with servicing rights retained. Net cash used in MMC's operating activities for the quarters ended February 28, 1995 and February 29, 1996 was approximately $2.3 million and $3.4 million, respectively. This use was funded primarily from the reinvestment of proceeds from the sale of loans in the secondary market totaling approximately $12.7 million and $21.4 million for the quarters ended February 28, 1995 and February 29, 1996, respectively. The loan sale transactions required the subordination of certain cash flows payable to MMC to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to MMC from the excess interest spread is required to be maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified percentage of the principal balances of the sold loans is accumulated therein.

Excess interest spread payable to MMC is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections of interest from borrowers who default on the payments on the loans until MMC's deposits into the reserve account equal the specified percentage. The excess interest required to be deposited and maintained in the respective reserve accounts is not available to support the cash flow requirements of MMC. At February 29, 1996, the amounts on deposit in such reserve accounts totaled $7.9 million.

Adequate credit facilities and other sources of funding, including the ability of MMC to sell loans in the secondary market, are essential for the continuation of MMC's loan origination operations. At February 29, 1996, MMC had a $20.0 million warehouse line of credit for the financing of loan originations which expires in August 1996. At February 29, 1996, $2.2 million was outstanding under such line of credit and $17.8 million was available. Such line of credit bears interest at the prime rate plus 1% per annum and is secured by loans prior to sale. The agreement with the lender requires MMC to maintain a minimum tangible net worth of $7.5 million, and a minimum level of profitability of at least $500,000 per six month period.

In April 1995, MMC entered into an agreement (the "Purchase Agreement") to sell Title I Loans to a financial institution (the "Purchaser") with MMC retaining the right to service the loans. At August 31, 1995, an aggregate of approximately $56.9 million in principal amount of loans had been sold pursuant to the agreement for an amount equal to 98.5% of their remaining principal balances, and an additional $56.4 million in principal amount of loans were sold to the Purchaser during the six months ended February 29, 1996. Pursuant to the Purchase Agreement, the Purchaser is entitled to receive interest at a variable rate equal to the sum of 200 basis points (2.0%) and the one-month LIBOR rate as in effect from time to time. MMC retained the right to receive the Excess Interest. The Purchase Agreement requires MMC to establish and maintain a reserve account equal to 2.5% of the proceeds received by MMC from the sale of loans pursuant to the Agreement plus the Excess Interest received by MMC less its servicing fee to fund shortfalls in collections from borrowers who default in the payment of principal or interest.

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

At February 29, 1996, PEC had arrangements with three institutional lenders for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for lines of credit of up to an aggregate of $65.0 million. Such lines of credit are secured by timeshare and land receivables and property. At February 29, 1996, an aggregate of $48.7 million was outstanding under such lines of credit, and $16.3 million was available for borrowing. At February 29, 1996, PEC had unpledged timeshare and land receivables in the amount of approximately $8.4 million, substantially all of which was available for pledging under existing lines of credit, subject to certain loan agreement criteria. Under the terms of such lines of credit, PEC may borrow up to 75% of the balances of the timeshare and land receivables tendered for pledging. One of such lines of credit in the amount of $50.0 million bears interest at the prime rate plus 2 1/4% and expires in September 1996, at which time it converts to a term loan maturing in September 2003. The second line of credit in the amount of $7.5 million bears interest at the prime rate plus 2.5% and expires in September 1996, at which time it converts to a term loan maturing in June 1999. The third line of credit in the amount of $7.5 million bears interest at the prime rate plus 2.5% and expires in June 1996, at which time it converts to a term loan maturing in June 2000.

Set forth below is a schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated (in thousands of dollars):

                                                                              Six months ended
                                                                      ------------------------------
                                                                       February 28,     February 29,
                                                                           1995             1996
                                                                      -------------    -------------
Commissions and selling expenses attributable to recognized and
  unrecognized sales                                                  $       10,462   $       13,556
Less:  downpayments                                                            5,848            6,172
                                                                      --------------   --------------

Cash Shortfall                                                        $        4,614   $        7,384
                                                                      ==============   ==============

At February 28, 1995 and February 29, 1996, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $54.1 million and $68.9 million, respectively, in the event they become delinquent. PEC sells notes receivable subject to recourse provisions contained in each agreement. These obligations are guaranteed by Mego Financial Corp. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or otherwise subject to replacement or repurchase. A liability for future estimated contingency for notes receivable sold with recourse was established at the time of each sale based upon the Company's analysis of all probable losses resulting from PEC's recourse obligations under each agreement of sale. The Company periodically reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. PEC is obligated under certain of these agreements for the sale of notes receivable to maintain minimum net worth requirements.

In August 1993, the Company sold 300,000 shares of its Series A 12% Convertible Preferred Stock for an aggregate of $3.0 million. The Company redeemed 100,000 shares of such Preferred Stock on September 1, 1995 and is obligated to redeem the remaining 200,000 shares of such Preferred Stock on August 31, 1996.

During the quarters ended February 28, 1995 and February 29, 1996, the Company used cash of $5.5 million and of $2.5 million, respectively, in operating activities.

During the quarters ended February 28, 1995 and February 29, 1996, the Company provided cash of $7.7 million and $6.2 million, respectively, in financing activities.

During the quarters ended February 28, 1995 and February 29, 1996, the Company used cash of $1.2 million and $2.0 million, respectively, in investing activities, which was substantially expended for the purchase of property and equipment.

Capital expenditures during the quarters ended February 28, 1995 and February 29, 1996 were $3.2 million and $1.3 million, respectively, for the acquisition of inventory and $1.2 million and $1.6 million, respectively, for the purchase of property and equipment. The Company anticipates that it will make additional capital expenditures in 1996 for the acquisition of inventory, renovation of future timeshare inventory, refurbishment of present timeshare inventory, construction of certain road improvements in Pahrump Valley, Nevada and the acquisition of replacement equipment. The Company believes that its capital requirements will be met from cash balances, internally generated cash, existing lines of credit, sales of receivables, and the modification, replacement or addition to its lines of credit.


                                    PART II

ITEM 1.     LEGAL PROCEEDINGS.

No reportable events occurred during the three month period ended February 29, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MEGO FINANCIAL CORP.

                                       By: /s/ Irving J. Steinberg
                                          ---------------------------------
                                          Irving J. Steinberg
                                          Vice President and
                                          Chief Accounting Officer





Date:      April 19, 1996

                               INDEX TO EXHIBITS

Exhibit 27 - Financial Data Schedule