Form 10-Q
period 1996-05-31
MEGO FINANCIAL CORP
filed 1996-07-22
CIK 736035

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:     May 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________________to __________________

                        Commission file number:  1-8645

                              MEGO FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

              New York                               13-5629885
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

                  4310 Paradise Road, Las Vegas, Nevada 89109
               (Address of principal executive offices)(Zip Code)

                                 (702) 737-3700
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]    No [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 17, 1996, there were 18,089,774 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES


                                     INDEX



                                                                                                             Page
PART I      FINANCIAL INFORMATION:

Item 1.     Financial Statements

             Condensed Consolidated Balance Sheets
             May 31, 1996 and August 31, 1995 (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . .  2

             Condensed Consolidated Statements of Operations
             Three and nine months ended May 31, 1995 (Unaudited and restated)
             and May 31, 1996 (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3-4

             Condensed Consolidated Statements of Cash Flows
             Nine months ended May 31, 1995 (Unaudited and restated)
             and May 31, 1996 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5-6

             Notes to Condensed Consolidated Financial
             Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7-8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .   9-15

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)
                                  (Unaudited)

                                                                           May 31,      August 31,
                                                                             1996          1995
                                                                         ------------  ------------
ASSETS
Cash and cash equivalents                                                     $5,860        $7,338
Restricted cash                                                                4,295         6,467
Notes receivable, net of allowances for cancellations and credit
  losses of $18,060 and $16,866 at May 31, 1996 and August 31, 1995           41,679        31,054
Excess servicing rights                                                       14,886        16,565
Mortgage servicing rights                                                      2,738         1,076
Timeshare interests held for sale                                             31,582        19,820
Land and improvements inventory                                                4,639         5,542
Other investments                                                             17,374         1,531
Property and equipment, at cost, net of accumulated depreciation of
  $13,087 and $11,823 at May 31, 1996 and August 31, 1995                     15,343        12,681
Deferred selling costs                                                         2,544         3,332
Other assets                                                                   7,588         7,351
                                                                         ------------  ------------
          TOTAL ASSETS                                                      $148,528      $112,757
                                                                         ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes and contracts payable                                                $72,730       $44,715
  Accounts payable and accrued liabilities                                    16,844        13,998
  Payable to assignors                                                         2,579         2,579
  Future estimated contingency for notes receivable sold with recourse         7,849         8,030
  Deposits                                                                     1,941         3,619
  Negative goodwill                                                               89           131
  Deferred income taxes                                                       11,517         8,103
                                                                         ------------  ------------
          Total liabilities before Subordinated debt and Redeemable
          Preferred Stock                                                    113,549        81,175
                                                                         ------------  ------------
Subordinated debt                                                              9,347         9,352
                                                                         ------------  ------------
Redeemable Preferred Stock, Series A, 12% Cumulative Preferred Stock,
  $.01 par value, $10 redemption value, 200,000 and 300,000 shares
  issued and outstanding at May 31, 1996 and August 31, 1995                   2,000         3,000
                                                                         ------------  ------------

Shareholders' equity:
  Preferred Stock - $.01 par value
    Authorized - 5,000,000 shares
  Common Stock - $.01 par value
    Authorized - 50,000,000 shares
    Issued and outstanding - 18,087,556 shares                                   180           180
  Additional paid in capital                                                   4,498         4,498
  Retained earnings                                                           18,954        14,552
                                                                         ------------  ------------
          Total shareholders' equity                                          23,632        19,230
                                                                         ------------  ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $148,528      $112,757
                                                                         ============  ============

See the accompanying notes to the condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands of dollars)
                                  (Unaudited)

                                                                  Three months                   Nine months
                                                                  ended May 31,                 ended May 31,
                                                          ----------------------------  ----------------------------
                                                               1995           1996           1995           1996
                                                          --------------  ------------  --------------  ------------
                                                          (As restated -                (As restated -
                                                          see Note 5)                    see Note 5)
REVENUES
  Timeshare interest sales, net (Note 2)                         $5,852        $7,965         $14,458       $20,159
  Retail lot sales, net (Note 2)                                  8,024         4,484          18,539        15,242
  Housing sales                                                       -             -             205             -
  Gain on sale of notes receivable                                4,221         3,387           7,037        14,668
  Interest income                                                 2,350         2,045           6,017         5,627
  Financial income                                                  352         1,567             506         3,729
  Amortization of negative goodwill                                  18            18             196            53
  Incidental operations                                           1,143         1,115           2,492         2,347
  Other                                                             176           428             445           955
                                                          --------------  ------------  --------------  ------------
          Total revenues                                         22,136        21,009          49,895        62,780
                                                          --------------  ------------  --------------  ------------
COSTS AND EXPENSES
  Direct cost of:
    Timeshare interest sales                                        823         1,000           2,077         2,851
    Retail lot sales                                                717           445           1,820         1,490
    Housing sales                                                     -             -             265             -
    Incidental operations                                           292           591           1,553         1,669
  Commissions and selling                                         9,496         8,134          19,592        23,683
  Depreciation and amortization                                     411           555           1,234         1,672
  Provision for credit losses                                       312           318             558           815
  Interest                                                        1,755         2,697           4,432         6,012
  General and administrative                                      4,269         6,806          10,280        17,646
  Payments to assignors                                               -             -           7,252             -
                                                          --------------  ------------  --------------  ------------
          Total costs and expenses                               18,075        20,546          49,063        55,838
                                                          --------------  ------------  --------------  ------------
INCOME BEFORE INCOME TAXES                                        4,061           463             832         6,942

INCOME TAXES                                                      1,189           157           2,597         2,360
                                                          --------------  ------------  --------------  ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                          2,872           306          (1,765)        4,582

Gain on discontinued operations, net of income taxes of
  $152 and $450 for the three and nine months ended
  May 31, 1995, respectively                                        295             -             873             -
                                                          --------------  ------------  --------------  ------------
NET INCOME (LOSS)                                                 3,167           306            (892)        4,582

CUMULATIVE PREFERRED STOCK DIVIDENDS                                 90            60             270           180
                                                          --------------  ------------  --------------  ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                     $3,077          $246         $(1,162)       $4,402
                                                          ==============  ============  ==============  ============


See the accompanying notes to the condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                           (in thousands of dollars)
                                  (Unaudited)

                                                                  Three months                 Nine months
                                                                  ended May 31,               ended May 31,
                                                          --------------------------  --------------------------
                                                              1995          1996          1995          1996
                                                          ------------  ------------  ------------  ------------
                                                          (As restated -              (As restated -
                                                          see Note 5)                  see Note 5)
EARNINGS (LOSS) PER COMMON SHARE:
  Primary
    Income (loss) from continuing operations                    $0.15         $0.01        $(0.11)        $0.24
    Income from discontinued operations                          0.02          0.00          0.05          0.00
                                                          ------------  ------------  ------------  ------------
    Net income (loss)                                           $0.17         $0.01        $(0.06)        $0.24
                                                          ============  ============  ============  ============
  Weighted average number of common shares and
    common share equivalents outstanding                   17,631,169    18,087,556    18,086,750    18,087,556
                                                          ============  ============  ============  ============
  Fully Diluted
    Income from continuing operations                           $0.15         $0.01           N/A         $0.23
    Income from discontinued operations                          0.02          0.00                        0.00
                                                          ------------  ------------                ------------
    Net income                                                  $0.17         $0.01                       $0.23
                                                          ============  ============                ============
  Weighted average number of common shares and
    common share equivalents outstanding                   18,431,037    19,484,667                  19,484,667
                                                          ============  ============                ============

See the accompanying notes to the condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)
                                  (Unaudited)

                                                                                    Nine months ended May 31,
                                                                                  ----------------------------
                                                                                       1995           1996
                                                                                  --------------  ------------
                                                                                  (As restated -
                                                                                  see Note 5)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                       $(892)       $4,582
  Adjustments to reconcile net income to net cash used                            --------------  ------------
  in operating activities:
    Amortization of excess of underlying book value over purchase
      price of wholly-owned subsidiary                                                     (196)          (53)
    Provisions for cancellation and credit losses                                         7,940         8,197
    Cost of sales                                                                         4,162         4,341
    Deprecation and amortization                                                          1,234         1,672
    Gain on sale of receivables                                                          (7,037)      (14,754)
    Gain on discontinued operations                                                        (873)            -
    Increase (decrease) in provision for future estimated contingency
      for notes receivable sold with recourse                                             2,586          (181)
    Changes in operating assets and liabilities:
      Increase (decrease) in restricted cash                                             (3,190)        2,172
      Increase in notes receivable, net                                                 (34,281)     (113,380)
      Proceeds from sale of notes receivable                                             33,319       109,312
      Increase (decrease) in excess servicing rights                                     (7,336)        1,679
      Increase in mortgage servicing rights                                                (651)       (1,662)
      Purchase of land and timeshare interests                                          (12,129)      (15,200)
      (Increase) decrease in other assets                                                (4,943)         (237)
      (Increase) decrease in deferred selling costs                                        (564)          788
      Increase in accounts payable and accrued liabilities                               11,656         2,857
      Increase in payable to assignors                                                    6,517             -
      Increase (decrease) in deposits                                                       677        (1,678)
      Decrease in excess of liabilities over assets of discontinued
        operations                                                                       (3,051)            -
      Increase in deferred income taxes                                                   1,404         3,414
                                                                                  --------------  ------------
        Total adjustments                                                                (4,756)      (12,713)
                                                                                  --------------  ------------
          Net cash used in operating activities                                          (5,648)       (8,131)
                                                                                  --------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in debt                                                                        9,077        28,015
  Preferred stock dividends                                                                (270)         (180)
  Decrease in Redeemable Preferred Stock                                                               (1,000)
  Increase in subordinated debt                                                                            (5)
                                                                                  --------------  ------------
          Net cash provided by financing activities                                       8,807        26,830
                                                                                  --------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                     (2,880)       (4,334)
  Increase in other investments                                                              (4)      (15,843)
                                                                                  --------------  ------------
          Net cash used in investing activities                                          (2,884)      (20,177)
                                                                                  --------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        275        (1,478)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                          10,982         7,338
                                                                                  --------------  ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $11,257        $5,860
                                                                                  ==============  ============


See the accompanying notes to the condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (in thousands of dollars)
                                  (Unaudited)

                                                                                    Nine months ended May 31,
                                                                                  ----------------------------
                                                                                       1995           1996
                                                                                  --------------  ------------
                                                                                  (As restated -
                                                                                  see Note 5)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of Subordinated Debt to assignors                                         $     10,000   $         --
                                                                                  --------------  ------------

In connection with the issuance of Subordinated Debt
  the Company issued 1,000,000 common stock warrants to
  the Assignors                                                                    $      1,300   $         --
                                                                                  --------------  ------------


 See the accompanying notes to the condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1) In the opinion of management, when read in conjunction with the audited consolidated financial statements for the years ended August 31, 1994 (as restated - see Note 5 below) and 1995, the accompanying unaudited condensed consolidated financial statements contain all the information necessary to present fairly the financial position of Mego Financial Corp. ("Mego") and Subsidiaries (collectively the
         "Company") at May 31, 1996 and the results of its operations and cash flows for the nine months ended May 31, 1995 (unaudited and restated - see Note 5 below) and May 31, 1996.

         All significant intercompany accounts between Mego and its subsidiaries have been eliminated.

2) The Company provides a provision for cancellation. A summary is as follows (in thousands):

                                                         Three months ended May 31,        Nine months ended May 31,
                                                      -------------------------------   -------------------------------
                                                                1995             1996             1995             1996
                                                      --------------   --------------   --------------   --------------
              Gross timeshare interest sales          $        7,282   $        8,753   $       18,364   $       23,890
              Less:  provision for cancellation                1,430              788            3,906            3,731
                                                      --------------   --------------   --------------   --------------

              Timeshare interest sales, net           $        5,852   $        7,965   $       14,458   $       20,159
                                                      ==============   ==============   ==============   ==============

              Gross retail lot sales                  $        9,407   $        5,710   $       22,015   $       18,496
              Less:  provision for cancellation                1,383            1,226            3,476            3,254
                                                      --------------   --------------   --------------   --------------

              Retail lot sales, net                   $        8,024   $        4,484   $       18,539   $       15,242
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

4) The results for the three and nine month periods ended May 31, 1996 are not necessarily indicative of the actual results for the year ending August 31, 1996.

5) On November 10, 1995, the Company announced that it had determined, in consultation with its independent auditors, that certain adjustments were required to be made to the Company's previously issued financial statements, including certain financial statements reported on by such independent auditors. Adjustments related primarily to (i) the Company's method of computing deferred selling costs for retail lots,
         (ii) certain estimates and assumptions previously utilized by the Company to compute the present value of the income stream to be recovered over the estimated life of notes receivable sold by the Company, (iii) its method of computing the Provisions for cancellation, (iv) the restatement of certain Accounts relating to assets acquired by the Company in 1991, (v) its method of accounting for contributions in aid of construction received from customers of Central Nevada Utilities Company, its wholly- owned subsidiary, (vi) the reinstatement of the carrying value of certain art inventory, and
         (vii) its method of accounting for organization costs relating to its subsidiary, Mego Mortgage Corporation. None of such adjustments affected the cash position of the Company. As a result of such adjustments, the Company has restated its previously issued financial statements for its fiscal years 1994 and 1993. Such adjustments also affect the Company's previously issued financial statements for the first three quarters of fiscal 1995.

         The aggregate effect of the adjustments for the three and nine month periods ended May 31, 1995, was to decrease Net income for the three months ended May 31, 1995, by $3.5 million, from Net income of $6.7 million to Net income of $3.1 million and for the nine months ended May 31, 1995, to decrease Net income by $7.6 million, from Net income of $6.7 million to a Net loss of $.9 million.

The line items impacted by this restatement included in the Statement of Operations for the three and nine months ended May 31, 1995 are as follows (in thousands of dollars except per share data):

                                                        Three months ended                    Nine months ended
                                                           May 31, 1995                        May 31, 1995
                                               ------------------------------------ ------------------------------------
                                                           Restatement                          Restatement
                                                   As      adjustments      As          As      adjustments      As
                                                  Filed      (Note 5)    Restated      Filed      (Note 5)    Restated
REVENUES                                       ----------- ------------ ----------- ----------- ------------ -----------
 Timeshare interest sales, net                      5,660          192       5,852      14,747         (289)     14,458
 Retail lot sales, net                              7,530          494       8,024      17,658          881      18,539
 Housing sales                                          -            -           -         205            -         205
 Gain on sale of notes receivable                   6,712       (2,491)      4,221      11,250       (4,213)      7,037
 Interest income                                    2,676         (326)      2,350       6,660         (643)      6,017
 Financial income                                       -          352         352           -          506         506
 Amortization of negative goodwill                     23           (5)         18         235          (39)        196
 Incidental operations                                721          422       1,143       1,898          594       2,492
 Other                                                 73          103         176         472          (27)        445
   Total revenues                                  23,395                   22,136      53,125                   49,895
COSTS AND EXPENSES
 Direct cost of:
  Timeshare interest sales                          1,092         (269)        823       2,540         (463)      2,077
  Retail lots sales                                   747          (30)        717       2,049         (229)      1,820
  Housing sales                                         -            -           -         265            -         265
  Incidental operations                               640         (348)        292       1,900         (347)      1,553
 Commissions and selling                            8,048        1,448       9,496      16,666        2,926      19,592
 Depreciation and amortization                        651         (240)        411       1,357         (123)      1,234
 Provision for credit losses                          555         (243)        312       1,045         (487)        558
 Interest                                           1,896         (141)      1,755       4,554         (122)      4,432
 General and administrative                         3,508          761       4,269      10,075          205      10,280
 Payments to assignors                                  -            -           -       7,252            -       7,252
   Total costs and expenses                        17,137                   18,075      47,703                   49,063
INCOME BEFORE INCOME TAXES                          6,258                    4,061       5,422                      832
INCOME TAXES                                            -        1,189       1,189           -        2,597       2,597
INCOME (LOSS) FROM CONTINUING OPERATIONS            6,258                    2,872       5,422                   (1,765)
Gain on discontinued operations, net
 of income taxes of $298                              446         (151)        295       1,322         (449)        873
NET INCOME (LOSS)                                   6,704                    3,167       6,744                     (892)
CUMULATIVE PREFERRED STOCK DIVIDENDS                   90                       90         270                      270
NET INCOME (LOSS) APPLICABLE TO
 COMMON STOCK                                       6,614                    3,077       6,474                   (1,162)

EARNINGS (LOSS) PER COMMON SHARE:
 Primary
  Income (loss) from continuing operations           0.35        (0.20)       0.15        0.29        (0.40)      (0.11)
  Income from discontinued operations                0.02        (0.00)       0.02        0.07        (0.02)       0.05
  Net income (loss)                                  0.37                     0.17        0.36                    (0.06)
 Weighted average number of common shares and
  common share equivalents outstanding         18,087,556               18,086,750  18,087,019               18,086,750
 Fully Diluted
  Income from continuing operations                  0.32        (0.17)       0.15        0.28                      N/A
  Income from discontinued operations                0.02        (0.00)       0.02        0.07
  Net income                                         0.34                     0.17        0.35
 Weighted average number of common shares and
  common share equivalents outstanding         19,463,566               18,431,037  18,764,417


                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Three Months Ended May 31, 1995 (as restated-see Note 5) Compared to Three Months Ended May 31, 1996

GENERAL

Mego Mortgage Corporation ("MMC")

MMC originated $27,937,000 of Title I Loans during the three months ended May 31, 1995 compared to $32,913,000 of Title I Loans and $385,000 of conventional home improvement loans during the three months ended May 31, 1996, an increase of 19.2%.

MMC sold $23,894,000 of Title I Loans during the three months ended May 31,
1995 recognizing a Gain on sale of loans of $3,713,000.   MMC sold $31,671,000
of Title I Loans and $50,000 of conventional home improvement loans during the three months ended May 31, 1996, recognizing a Gain on sale of loans of $3,414,000. As a percentage of Title I Loans sold, Gain on sale of loans was 15.5% during the three months ended May 31, 1995 compared to 10.8% during the three months ended May 31, 1996. A weighted average discount rate of approximately 12% per annum was used in the determination of the Gain on sale for the three months ended May 31, 1995 and 1996.

Interest income increased from $177,000 during the three months ended May 31, 1995 to $593,000 during the three months ended May 31, 1996, an increase of 235.0%. The increase was primarily the result of the increase in the size of the portfolio of Loans held for sale.

Loan servicing revenue increased from $321,000 during the three months ended May 31, 1995 to $867,000 during the three months ended May 31, 1996, an increase of 170.1%. The increase was primarily the result of the increased cumulative amount of Title I Loans being serviced for others.

Total revenues increased from $4,211,000 for the three months ended May 31, 1995 to $4,874,000 for the three months ended May 31, 1996, an increase of 15.7%. The increase was primarily the result of increased sales of Loans.

Total costs and expenses increased from $2,217,000 for the three months ended May 31, 1995 to $3,855,000 for the three months ended May 31, 1996, an increase of 73.9%. This increase resulted primarily from an increase in General and administrative expenses from $1,484,000 to $2,495,000, an increase of 68.1%; an increase in Provision for credit losses from $312,000 to $318,000, an increase of 1.9%; an increase in Interest expense from $139,000 to $232,000, an increase of 66.9%; and an increase in Depreciation and amortization expense from $105,000 to $267,000, an increase of 154.3%. The increase in General and administrative expenses is primarily due to increased payroll related to the hiring of additional loan quality control and other personnel in contemplation of the expansion of MMC's business and costs related to the opening of additional offices needed to attain a higher volume of business. The increase in Interest expense is primarily the result of higher borrowings to support increased Loan production.

As a result, Income before income taxes of MMC decreased from $1,994,000 for the three months ended May 31, 1995 to $1,019,000 for the three months ended May 31, 1996.


Preferred Equities Corporation ("PEC")

Timeshare interest and land sales, net, decreased from $13,876,000 for the three months ended May 31, 1995 to $12,449,000 for the three months ended May 31, 1996, a decrease of 10.3%. Gross sales of timeshare interests increased from $7,282,000 to $8,753,000, an increase of 20.2%. Net sales of timeshare interests increased from $5,852,000 to $7,965,000, an increase of 36.1%. The Provision for cancellation represented 19.6% and 9.0% of gross sales of timeshare interests for the three months ended May 31, 1995 and 1996, respectively. Gross sales of land decreased from $9,407,000 to $5,710,000, a decrease of 39.3%. Net sales of land decreased from $8,024,000 to $4,484,000, a decrease of 44.1%. In 1995, PEC shifted its emphasis, as part of its strategic plan, from sales of land to sales of timeshare interests due to its diminishing inventory of land, which resulted in the lower volume of land sales. The Provision for cancellation represented 14.7% and 21.5% of gross sales of land for the three months ended May 31, 1995 and 1996, respectively.

Gain on sale of PEC's receivables decreased from $508,000 for the three months ended May 31, 1995 to $58,000 for the three months ended May 31, 1996, a decrease of 88.6%. This decrease resulted from sales of receivables decreasing from $11,639,000 during the three months ended May 31, 1995 to $646,000 during the three months ended May 31, 1996, a decrease of 94.4%. From time to time, PEC sells receivables in order to reduce the outstanding balances under its lines of credit.

PEC's Interest income decreased from $2,173,000 for the three months ended May 31, 1995 to $1,789,000 for the three months ended May 31, 1996, a decrease of 17.7%. This decrease resulted primarily from a reduction in the average balance of PEC's portfolio of receivables. Financial services income increased from $31,000 for the three months ended May 31, 1995 to $270,000 for the three months ended May 31, 1996, an increase of 771.0%, due to the increased volume of Loans being serviced for MMC and others.

Revenues from incidental operations decreased slightly from $1,143,000 for the three months ended May 31, 1995 to $1,115,000 for the three months ended May 31, 1996, a decrease of 2.5%.

Other revenues increased from $176,000 for the three months ended May 31, 1995 to $407,000 for the three months ended May 31, 1996, an increase of 131.3%.

As a result of the foregoing, Total revenues of PEC decreased from $17,907,000 for the three months ended May 31, 1995 to $16,088,000 for the three months ended May 31, 1996, a decrease of 10.2%.

Total costs and expenses decreased slightly from $14,759,000 for the three months ended May 31, 1995 to $14,244,000 for the three months ended May 31, 1996, a decrease of 3.5%. This decrease resulted primarily from a decrease in Commissions and selling expenses from $9,018,000 to $7,601,000, a decrease of 15.7%, due to the lower volume of land sales; an increase in Interest expense of $207,000, an increase of 16.0% due to an increase in Notes payable; and an increase in General and administrative costs from $2,240,000 to $2,794,000, an increase of 24.7%. The increase in General and administrative costs is primarily due to increases in payroll related to the hiring of additional administrative personnel, maintenance fees related to unsold timeshare inventory and owners' association costs. As a percentage of gross sales of timeshare interests and land, Commissions and selling expenses relating thereto decreased from 54.0% for the three months ended May 31, 1995 to 52.6% for the three months ended May 31, 1996, and Costs of sales as a percentage relating thereto increased from 9.2% to 10.0%. Sales prices of timeshare interests are typically lower than those of land while selling costs are generally the same for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than sales of land.

As a result of the foregoing, PEC's Income before income taxes decreased from $3,148,000 for the three months ended May 31, 1995 to $1,844,000 for the three months ended May 31, 1996, a decrease of 41.4%. The decrease is largely due to the decrease in volume of land sales not yet offset by the increase in sales of timeshare interests.


COMPANY

Income Statement Data. Operating income from subsidiaries decreased from $5,142,000 for the three months ended May 31, 1995 to $2,863,000 for the three months ended May 31, 1996, a decrease of 44.3%.

Total Costs and expenses increased from $18,075,000 for the three months ended May 31, 1995 to $20,546,000 for the three months ended May 31, 1996, an increase of 13.7%. This increase was primarily the result of an increase in General and administrative expenses from $4,269,000 to $6,806,000, an increase of 59.4%, partially offset by a decrease in Commission and selling expenses from $9,496,000 to $8,134,000, a decrease of 14.3%. The increase in General and administrative expenses is primarily a result of certain non-recurring accounting and legal expenses approximating $1,100,000 relating to the restatement of certain of the Company's financial statements, as well as the increase in such expenses of MMC and PEC discussed above.

Income before income taxes decreased from $4,061,000 for the three months ended May 31, 1995 to $463,000 for the three months ended May 31, 1996.

The Gain on discontinued operations, net of income taxes, was $295,000 for the three months ended May 31, 1995, and zero for the three months ended May 31, 1996.

Income taxes decreased from $1,189,000 for the three months ended May 31, 1995 to $157,000 for the three months ended May 31, 1996.

As a result of the foregoing, Net income decreased from $3,167,000 for the three months ended May 31, 1995 to $306,000 for the three months ended May 31, 1996.

Nine Months Ended May 31, 1995 (as restated-see Note 5) Compared to Nine Months Ended May 31, 1996

GENERAL

Mego Mortgage Corporation

MMC originated $52,496,000 of Title I Loans during the nine months ended May 31, 1995 compared to $89,006,000 of Title I Loans and $385,000 of conventional home improvement loans during the nine months ended May 31, 1996, an increase of 70.3%.

MMC sold $47,496,000 of Title I Loans during the nine months ended May 31, 1995 recognizing a Gain on sale of loans of $6,098,000. MMC sold $88,023,000 of Title I Loans and $50,000 of conventional home improvement loans during the nine months ended May 31, 1996, recognizing a Gain on sale of loans of $14,224,000. As a percentage of Title I Loans sold, Gain on sale of loans was 12.8% during the nine months ended May 31, 1995 compared to 16.2% during the nine months ended May 31, 1996. A weighted average discount rate of approximately 12% per annum was used in the determination of the Gain on sale for the nine months ended May 31, 1995 and 1996.

Interest income increased from $635,000 during the nine months ended May 31, 1995 to $1,119,000 during the nine months ended May 31, 1996. The increase was primarily the result of the increase in the size of the portfolio of loans held for sale.

Loan servicing revenue increased from $418,000 during the nine months ended May 31, 1995 to $2,628,000 during the nine months ended May 31, 1996, an increase of 528.7%. The increase was primarily the result of the increased cumulative amount of Title I Loans being serviced for others.

Total revenues increased from $7,151,000 for the nine months ended May 31, 1995 to $17,971,000 for the nine months ended May 31, 1996, an increase of 151.3%. The increase was primarily the result of the increased volume of Loans originated and the sale of such Loans.

Total Costs and expenses increased from $5,297,000 for the nine months ended May 31, 1995 to $10,508,000 for the nine months ended May 31, 1996, an increase of 98.4%. This increase resulted primarily from an increase in General and administrative expenses from $3,760,000 to $6,791,000, an increase of 80.6%; an increase in Provision for credit losses from $558,000 to $815,000, an increase of 46.1%; an increase in Interest expense from $380,000 to $701,000, an increase of 84.5%; and an increase in Depreciation and amortization expense from $260,000 to $641,000, an increase of 146.5%. The increase in General and administrative expenses is primarily due to increased payroll related to the hiring of additional loan quality control and other personnel in contemplation of the expansion of MMC's business and costs related to the opening of additional offices. The increase in Interest expense is primarily the result of higher borrowings to support increased loan production.

As a result, Income before income taxes of MMC increased from $1,854,000 for the nine months ended May 31, 1995 to $7,463,000 for the nine months ended May 31, 1996.

Preferred Equities Corporation

Timeshare interest and land sales, net, increased from $32,997,000 for the nine months ended May 31, 1995 to $35,401,000 for the nine months ended May 31, 1996, an increase of 7.3%. Gross sales of timeshare interests increased from $18,364,000 to $23,890,000, an increase of 30.1%. Net sales of timeshare interests increased from $14,458,000 to $20,159,000, an increase of 39.4%. The Provision for cancellation represented 21.3% and 15.6% of gross sales of timeshare interests for the nine months ended May 31, 1995 and 1996, respectively. Gross sales of land decreased from $22,015,000 to $18,496,000, a decrease of 16.0%. Net sales of land decreased from $18,539,000 to $15,242,000, a decrease of 17.8%. In 1995, PEC shifted its emphasis, as part of its strategic plan, from sales of land to sales of timeshare interests due to its greater inventory of timeshare interests, which resulted in the lower volume of land sales. The Provision for cancellation represented 15.8% and 17.6% of gross sales of land for the nine months ended May 31, 1995 and 1996, respectively.

Gain on sale of PEC's receivables decreased from $939,000 for the nine months ended May 31, 1995 to $529,000 for the nine months ended May 31, 1996, a decrease of 43.7%. This increase resulted from sales of receivables decreasing from $21,239,000 during the nine months ended May 31, 1995 to $7,312,000 during the nine months ended May 31, 1996, a decrease of 65.6%. From time to time, PEC sells receivables in order to reduce the outstanding balances under its lines of credit.

PEC's Interest income decreased from $5,382,000 for the nine months ended May 31, 1995 to $4,838,000 for the nine months ended May 31, 1996, a decrease of 10.1%. This decrease resulted primarily from a reduction in the average balance of PEC's portfolio of receivables.

Financial services income increased from $88,000 for the nine months ended May 31, 1995 to $671,000 for the nine months ended May 31, 1996, an increase of 662.5%, due to the increased volume of Loans serviced for MMC and others.

Revenues from incidental operations decreased from $2,492,000 for the nine months ended May 31, 1995 to $2,347,000 for the nine months ended May 31, 1996, a decrease of 5.8%.

Other revenues increased from $445,000 for the nine months ended May 31, 1995 to $934,000 for the nine months ended May 31, 1996, an increase of 109.9%.

As a result of the foregoing, Total revenues of PEC increased from $42,548,000 for the nine months ended May 31, 1995 to $44,720,000 for the nine months ended May 31, 1996, an increase of 5.1%.

Total Costs and expenses increased from $34,805,000 for the nine months ended May 31, 1995 to $41,072,000 for the nine months ended May 31, 1996, an increase of 18.0%. This increase resulted primarily from an increase in Commissions and selling expenses from $18,760,000 to $22,133,000, an increase of 18.0%, and an increase in General and administrative costs from $5,879,000 to $7,851,000, an increase of 33.5%. PEC's selling expenses increased primarily as a result of costs relating to the establishment of new marketing programs and strategies, market research costs, increased advertising costs, costs associated with the renaming of PEC's timeshare resorts to Ramada Vacation Suites and additional sales offices. The increase in General and administrative costs is primarily due to increases in payroll related to the hiring of additional administrative personnel, maintenance fees related to unsold timeshare inventory and owners' association costs. As a percentage of gross sales of timeshare interests and land, Commissions and selling expenses relating thereto increased from 46.5% for the nine months ended May 31, 1995 to 52.2% for the nine months ended May 31, 1996, and Costs of sales as a percentage relating thereto increased from 9.7% to 10.2%. Sales prices of timeshare interests are typically lower than those of land while selling costs are generally the same for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than sales of land.

As a result of the foregoing, PEC's Income before income taxes decreased from $7,743,000 for the nine months ended May 31, 1995 to $3,648,000 for the nine months ended May 31, 1996, a decrease of 52.9%. The decrease is largely due to the increase of Commissions and selling expense and in General and administrative expenses, together with the decrease in land sales.

COMPANY

Income Statement Data. Operating income from subsidiaries increased from $9,597,000 for the nine months ended May 31, 1995 to $11,111,000 for the nine months ended May 31, 1996, an increase of 15.8%. The increase was due to the increased income of MMC which was partially offset by the decrease in income of PEC.

Total costs and expenses increased from $49,063,000 for the nine months ended May 31, 1995 to $55,838,000 for the nine months ended May 31, 1996, an increase of 13.8%. This increase was primarily the result of an increase in General and administrative expenses from $10,280,000 to $17,646,000, an increase of 71.7%, and an increase in Commission and selling expenses from $19,592,000 to $23,683,000, an increase of 20.9%. The increase in General and administrative expenses is primarily a result of certain non-recurring accounting and legal expenses approximating $1,100,000 relating to the restatement of certain of the Company's financial statements, and the increase in such expenses of MMC and PEC discussed above.

Payments to Assignors decreased from $7,252,000 for the nine months ended May 31, 1995 to zero for the nine months ended May 31, 1996, as accrual of amounts payable to Assignors ended on January 31, 1995.

Income before income taxes increased from $832,000 for the nine months ended May 31, 1995 to $6,942,000 for the nine months ended May 31, 1996.

The Gain on discontinued operations, net of income taxes, was $873,000 for the nine months ended May 31, 1995, and zero for the nine months ended February 29, 1996.

Income taxes decreased from $2,597,000 for the nine months ended May 31, 1995 to $2,360,000 for the nine months ended May 31, 1996.

As a result of the foregoing, Net income (loss) increased from a loss of $892,000 for the nine months ended May 31, 1995 to net income of $4,582,000 for the nine months ended May 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company had Cash and cash equivalents of $5.9 million at May 31, 1996 compared to Cash and cash equivalents of $7.3 million at August 31, 1995.

The Company's principal cash requirements relate to loan originations, the acquisition of timeshare properties and land and the payment of commissions and selling expenses in connection with timeshare and land sales. MMC and PEC each requires continued access to sources of debt financing and sales in the secondary market of loans and receivables, respectively.

MMC's cash requirements arise from loan originations, payments of operating and interest expenses and deposits to reserve accounts related to loan sale transactions. Loan originations and acquisitions are initially funded principally through MMC's $20.0 million warehouse line of credit with a bank pending the sale of loans in the secondary market. Substantially all of the loans originated by MMC are sold. Net cash used in MMC's operating activities for nine months ended May 31, 1995 and the nine months ended May 31, 1996 was approximately $10.0 million and $8.0 million, respectively. This use was funded primarily from the reinvestment of proceeds from the sale of loans in the secondary market totaling approximately $47.5 million and $88.0 million, for the nine months ended May, 1995, and 1996, respectively. The loan sale transactions required the subordination of certain cash flows payable to MMC to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to MMC from the excess interest spread is required to be maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified percentage of the principal balances of the sold loans is accumulated therein.

Excess interest spread payable to MMC is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections of interest from borrowers who default on the payments on the loans until MMC's deposits into the reserve account equal the specified percentage. The excess interest required to be deposited and maintained in the respective reserve accounts is not available to support the cash flow requirements of MMC. At May 31, 1996, the amounts on deposit in such reserve accounts totaled $1.5 million.

Adequate credit facilities and other sources of funding, including the ability of MMC to sell loans in the secondary market, are essential for the continuation of MMC's loan origination operations. At May 31, 1996, MMC had a $20.0 million warehouse line of credit for the financing of loan originations which expires in August 1996. At May 31, 1996, $3.0 million was outstanding under such line of credit and $17.0 million was available. Such line of credit bears interest at the prime rate plus 1.0% per annum and is secured by loans prior to sale. The agreement with the lender requires MMC to maintain a minimum tangible net worth of $7.5 million, and a minimum level of profitability of at least $500,000 per rolling six month period. In addition to the $20.0 million warehouse line of credit, at May 31, 1996, MMC had a $5.0 million demand note facility from the same lender, with respect to which $5.0 million was outstanding on that date. This facility was secured by a pledge of MMC's Excess servicing rights (together with the certificates relating to securitizations ("Certificates") carried in "Other investments" on the Company's balance sheets, payable to MMC pursuant to its loan sale agreements. As of June 28, 1996, this facility was replaced by a $10.0 million revolving credit loan from the same lender, with the same security. The new facility has an eighteen month revolving credit period followed by a thirty month payment period, and requires MMC to maintain a minimum tangible net worth of $12.5 million and a minimum level of profitability of at least $500,000 per rolling six month period. Borrowings under this facility cannot exceed the lesser of
(a) 40% of MMC's Excess servicing rights (and Certificates) or (b) six times the aggregate of the Excess servicing rights (and Certificates) payments actually received by MMC over the most recent three month period. The Company believes that MMC will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and additional financing, if necessary, however there can be no assurance that such financing will be available on favorable terms, or at all.

In April 1995, MMC entered into an agreement (the "Purchase Agreement") to sell Title I Loans to a financial institution (the "Purchaser"), with MMC retaining the right to service the loans. Through May 31, 1996, an aggregate of approximately $138.5 million in principal amount of loans had been sold pursuant to the Purchase Agreement for an amount equal to 100.0% of their remaining principal balances. Pursuant to the Purchase Agreement, the Purchaser is entitled to receive interest at a variable rate equal to the sum of 200 basis points (2.0%) and the one month LIBOR rate as in effect from time to time. MMC retained the right to receive the Excess Interest. The Purchase Agreement requires MMC to establish and maintain a reserve account equal to 2.5% of the proceeds received by MMC from the sale of loans pursuant to the agreement plus the Excess Interest received by MMC less its servicing fee to fund shortfalls in collections from borrowers who default in the payment of principal or interest. In May and June 1995, MMC repurchased from the Purchaser an aggregate of approximately $25.0 million of the Title I Loans for an amount equal to their remaining principal balance, which were sold to a financial institution and in March 1996 repurchased an additional $77.8 million of the Title I Loans in connection with the securitization transaction hereinafter described.

In furtherance of MMC's strategy to commence securitization of Title I Loans, in March 1996, MMC entered into an agreement (the "Securitization Agreement") pursuant to which it sold a pool of $84.2 million of Title I Loans to a financial institution (the "Depositor") at par. MMC previously repurchased $77.8 million of such Loans from the Purchaser at par. In connection with such sale transaction, MMC entered into a pooling and servicing agreement (the "Pooling and Servicing Agreement") with the Depositor and two banks, pursuant to which the Depositor sold the loans to a trust that, in turn, sold pass-through certificates evidencing interests in the pool of loans pursuant to a public offering. Pursuant to the Pooling and Servicing Agreement, MMC continues to subservice the sold loans and is entitled to receive from payments in respect of interest in the sold loans a servicing fee equal to 1.25% of the balance of each loan. MMC may be required to either repurchase or replace loans that do not conform to the representations and warranties of MMC in the Securitization Agreement.

PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of principal and interest on debt obligations, and payments of Commissions and selling expenses in connection with the sale of timeshare interests and land. Commissions and selling expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through sales of receivables, PEC's lines of credit in the aggregate amount of $87.5 million and cash flows from operations.

At May 31, 1996, PEC had arrangements with four institutional lenders for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for lines of credit of up to an aggregate of $87.5 million. Such lines of credit are secured by timeshare and land receivables and real property. At May 31, 1996, an aggregate of $60.0 million was outstanding under such lines of credit. At May 31, 1996, PEC had unpledged timeshare and land receivables in the amount of approximately $11.6 million, substantially all of which was available for pledging under existing lines of credit, subject to certain loan agreement criteria. Under the terms of such lines of credit, PEC may borrow up to 75.0% of the balances of the timeshare and land receivables tendered for pledging. One of such lines of credit in the amount of $50.0 million bears interest at the prime rate plus 2.25% and expires in September 1996, at which time it converts to a term loan maturing in September 2003. The second line of credit in the amount of $7.5 million bears interest at the prime rate plus 2.5% and is scheduled to expire in September 1996, at which time it converts to a term loan maturing in June 1999. The third line of credit in the amount of $15 million bears interest at the prime rate plus 2.5% and expires in August 1996, at which time it converts to a term loan maturing in August 2000. The fourth line of credit in the amount of $15 million bears interest ranging from 4.0% to 4.25% over LIBOR with an eighteen month revolving period, at which time it converts to a term loan maturing in June 2005. While the Company believes that it will be able to maintain its existing financing arrangements and obtain additional and replacement financing as its lending arrangements mature, there can be no assurance that such financing will be available on favorable terms, or at all.

Set forth below is a schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated:


                                                                                               Nine months ended
                                                                                        -------------------------------
                                                                                            May 31,          May 31,
                                                                                             1995             1996
                                                                                             ----             ----
                  Commissions and selling expenses attributable to recognized and
                    unrecognized sales                                                  $       16,743   $       21,324
                  Less:  downpayments                                                            9,238            9,724
                                                                                        --------------   --------------

                  Cash Shortfall                                                        $        7,505   $       11,600
                                                                                        ==============   ==============


During the nine months ended May 31, 1995, PEC sold timeshare interest and land receivables of $68.7 million to five major financial institutions, using $55.2 million of the proceeds to repay debt. The interest rates on the sold receivables were from 12.0% to 14.8% and were sold to yield returns of 7.7% to 11.3% to the purchaser, with any excess interest received from the obligors retained by the Company. During the nine months ended May 31, 1996, PEC sold timeshare and land receivables of $7.3 million to two major financial institutions, using $3.6 million of the proceeds to repay debt. The average interest rates on the sold receivables were 11.8% to 13.9%, depending on the transaction. The receivables were sold to yield returns of 8.3% to 10.5% to the purchasers, with excess interest received from the obligors of the receivables retained by the Company.

At May 31, 1996, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $65.2 million in the event they become delinquent. PEC sells notes receivable subject to recourse provisions contained in each agreement. These obligations are guaranteed by the Company. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or otherwise subject to replacement or repurchase. A liability for future estimated contingency for notes receivable sold with recourse was established at the time of each sale based upon the Company's analysis of all probable losses resulting from PEC's recourse obligations under each agreement of sale. The Company periodically reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. PEC is obligated under certain of these agreements for the sale of notes receivable to maintain minimum net worth requirements.

In August 1993, the Company sold 300,000 shares of its Series A 12% Convertible Preferred Stock for an aggregate of $3.0 million. The Company redeemed 100,000 shares of such Preferred Stock on September 1, 1995 and is obligated to redeem the remaining 200,000 shares of such Preferred Stock on August 31, 1996. In connection with such sale, the Company issued warrants to the purchaser to purchase up to 300,000 shares of Common Stock at an exercise price of $1.20 per share, which expire on August 31, 1996.

At January 31, 1995, when accrual of payments ceased, $13.3 million was payable to the Assignors of the Agreement pursuant to which the Company had acquired PEC. On March 2, 1995, the Assignors agreed to defer payment of $10.0 million of Subordinated Debt pursuant to an amendment to the Assignment and Assumption Agreement providing for the subordination of such amounts to payment of debt for money borrowed by the Company or obligations of the Company's subsidiaries guaranteed by the Company. Warrants to purchase 1.0 million shares of Common Stock, at an exercise price of $4.25 per share (the closing market price per share on March 2, 1995), were granted to the Assignors in consideration of the payment deferral and subordination. The warrants contain restrictions on transfer and are exercisable after March 1, 1996 and until March 1, 2000. Interest on the Subordinated Debt is to be paid semiannually at the rate of 10% per year starting September 1, 1995, and the Subordinated Debt is to be repaid in seven equal semiannual payments of $1.4 million plus interest commencing March 1, 1997. On June 14, 1995, the Company paid an aggregate of $809,000 to the Assignors, including interest in the amount of $59,000. At May 31, 1996, $2.6 million, other than the Subordinated Debt, was payable to the Assignors, which amount also bears interest at the rate of 10% per year; and during the nine months ended May 31, 1996, interest payments totalling $196,000 were paid to the Assignors on such debt. Payments to Assignors are secured by a pledge of all of PEC's outstanding stock.

During the nine months ended May 31, 1995 and 1996, the Company used cash of $5.6 million and $8.1 million, respectively, in Operating activities.

During the nine months ended May 31, 1995 and 1996, the Company provided cash of $8.8 million and $26.8 million, respectively, in Financing activities.

During the nine months ended May 31, 1995 and 1996, the Company used cash of $2.9 million and $20.2 million, respectively, in Investing activities, which was substantially expended for the acquisition of securities and the purchase of property and equipment.

Capital expenditures during the nine months ended May 31 1995 and 1996 were $12.1 million and $15.2 million, respectively, for the acquisition of inventory and $2.9 million and $4.3 million, respectively, for the purchase of Property and equipment. The Company anticipates that it will make additional capital expenditures in 1996 for the acquisition of inventory, renovation of future timeshare inventory, refurbishment of present timeshare inventory, construction of certain road improvements in Pahrump Valley, Nevada and the acquisition of replacement equipment. The Company believes that its capital requirements will be met from cash balances, internally generated cash, existing lines of credit, sales of receivables, and the modification, replacement or addition to its lines of credit.

The Company's operations are sensitive to increases in interest rates and to inflation. Increased borrowing costs resulting from increases in interest rates may not be immediately recoverable from prospective purchasers. Inflationary increases are difficult to pass on to customers since increases in sales prices often result in lower sales closing rates and higher cancellations. The Company's notes receivable consist primarily of fixed rate long term installment contracts that do not increase or decrease as a result of changes in interest rates charged to the Company. In addition, delinquency and cancellation rates may be affected by changes in the national economy.




                                    PART II

ITEM 1.     LEGAL PROCEEDINGS.

No reportable events occurred during the three month period ended May 31, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MEGO FINANCIAL CORP.

                                     By: /s/ Irving J. Steinberg
                                         ----------------------------
                                     Irving J. Steinberg
                                     Vice President and Chief
                                     Accounting Officer




Date:    July  22, 1996
         --------------------------