Form 10-K405
period 1996-08-31
MEGO FINANCIAL CORP
filed 1996-11-27
CIK 736035

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended August 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from _______________ to _______________

                         COMMISSION FILE NUMBER  1-8645

                              MEGO FINANCIAL CORP.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

                NEW YORK                              13-5629885
     _______________________________              __________________
     (State or other jurisdiction of                (IRS Employer
     incorporation or organization)               identification no.)

   4310 PARADISE ROAD, LAS VEGAS, NEVADA                89109
________________________________________________________________________________
   (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code       702-737-3700
                                                   ____________________________

Securities registered pursuant to Section 12(b) of the Act:     NONE
                                                           ____________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of November 8, 1996, 18,433,121 shares of the registrant's Common Stock were outstanding. The aggregate market value of Common Stock held by non-affiliates of the registrant as of November 8, 1996 was approximately $170,506,369, based on a closing price of $9.25 for the Common Stock as reported on the NASDAQ National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I
ITEM 1.     BUSINESS

GENERAL

         The Company is a specialty financial services company that, through its wholly-owned subsidiary, Preferred Equities Corporation (PEC), and its 81.1% owned subsidiary, Mego Mortgage Corporation (MMC), is engaged primarily in originating, selling and servicing consumer receivables generated through home improvement loans and timeshare and land sales. MMC originates Title I home improvement loans insured by the Federal Housing Administration (FHA) of the Department of Housing and Urban Development (HUD) and conventional home improvement and equity loans through a network of loan correspondents and home improvement contractors. PEC markets and finances timeshare interests in select resort areas, as well as retail lots and land parcels. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it sells and services. Timeshare and land sales have historically accounted for most of the Company's revenues and profits; however, since March 1994, when MMC commenced operations, originating, selling and servicing home improvement loans have accounted for an increasing portion of revenues and profits.

        As further described in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Subsequent Event, in November 1996 MMC issued 2,300,000 shares of its common stock and $40 million of 12.5%
Senior Subordinated Notes due 2001 in public offerings.   As a result of these
transactions, the Company's ownership in MMC declined to 81.1% and consolidated outstanding debt increased $40 million.

         The Company was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp. In January 1988, the Company sold a controlling interest in the Company consisting of approximately 43% of the then outstanding common stock after the sale to affiliates of the Assignors. See "Item 13. Certain Relationships and Related Transactions" and Note 2 of Notes to Consolidated Financial Statements. In February 1988, the Company acquired PEC, pursuant to an assignment by the Assignors of their contract right to purchase PEC. The Company's executive offices are located at 4310 Paradise Road, Las Vegas, Nevada, and its telephone number is (702) 737-3700.

MEGO MORTGAGE CORPORATION

         GENERAL

         MMC is a specialized consumer finance company that originates, purchases, sells and services consumer loans consisting primarily of home improvement loans secured by liens on the improved property. Through its network of Correspondents and Dealers, MMC initially originated only Title I Loans. The Title I program provides for insurance of 90% of the principal balance of the loan, and certain other costs. MMC began offering Conventional Loans through its Correspondents in May 1996. The Company established MMC and entered the home improvement lending market to take advantage of PEC's servicing and collection capabilities, the experience of the Company's senior executives in home improvement lending, the similar customer profile of home improvement borrowers and purchasers of its time share interests and land parcels, and relatively stable prepayment expectations.

         MMC's borrowers are individuals who own their home and have appropriate verifiable income but may have limited access to traditional financing sources due to insufficient home equity, limited credit history or high ratios of debt service to income. These borrowers require or seek a high degree of personalized service and prompt response to their loan applications. As a result, MMC's borrowers generally are not averse to paying higher interest rates that MMC charges for its loan programs as compared to the interest rates charged by banks and other traditional financial institutions. MMC has developed a proprietary credit index profile that includes as a significant component the credit evaluation score methodology developed by Fair, Isaac and Company (FICO) to classify borrowers on the basis of likely future performance. The other components of MMC's scoring system include debt to income ratio, employment history and residence stability. MMC charges varying rates of interest based upon the borrower's credit profile and income. MMC quotes higher interest rates for those borrowers exhibiting a higher degree of risk. The borrowers' credit standing and/or lack of collateral may preclude them from obtaining alternate funding. For the year ended August 31, 1996, the loans originated by MMC had a weighted average interest rate of 14.03%.

         The credit evaluation methodology developed by FICO takes into consideration a number of factors in the borrower's credit history. These include, but are not limited to, (i) the length of time the borrower's credit history has been on file with the respective credit reporting agency, (ii) the number of open credit accounts, (iii) the amount of open revolving credit availability, (iv) the payment history on the open credit accounts and (v) the number of recent inquiries for the borrower's credit file which may indicate additional open credit accounts not yet on file. Based on this information FICO will assign a score to the borrower's credit file which is updated periodically. Based on their statistical analysis, this score will indicate the percentage of borrowers in that score range expected to become 90 days delinquent on an additional loan. The score ascribed by FICO weighs heavily in MMC's approval process; however its effects, whether positive or negative, can be mitigated by the other factors described above.

         MMC's loan originations increased to $139.4 million during the fiscal year ended August 31, 1996 from $87.8 million during the fiscal year ended August 31, 1995 and $8.2 million during the six months in which it originated loans in the fiscal year ended August 31, 1994. MMC's revenues increased to $25 million for the year ended August 31, 1996 from $13.6 million for the fiscal year ended August 31, 1995 and $751,000 for the fiscal year ended August 31, 1994. For the year ended August 31, 1996, the Company had net income of $6.9 million compared to $3.6 million for the year ended August 31, 1995. As a result of the substantial growth in loan originations, MMC has operated since March 1994, and expects to continue to operate for the foreseeable future, on a negative cash flow basis.

         MMC sells substantially all the loans it originates through either whole loan sales to third party institutional purchasers or securitizations at a yield below the stated interest rate on the loans, retaining the right to service the loans and receive any amounts in excess of the guaranteed yield to the purchasers. MMC completed its first two securitizations of Title I Loans in March and August 1996 totalling $133 million and expects to sell a substantial portion of its loan production through securitizations in the future. At August 31, 1996, MMC serviced $209.5 million of loans it had sold, and $4.7 million of loans it owned.

         HOME IMPROVEMENT LOAN INDUSTRY

         According to data released by the Commerce Department's Bureau of the Census, expenditures for home improvement and repairs of residential properties have exceeded $100 billion per year since 1992 with 1995 expenditures estimated at $112.6 billion. MMC targets the estimated $40 billion of those expenditures which are for owner-occupied single-family properties where improvements are performed by professional remodelers. As the costs of home improvements escalate, home owners are seeking financing as a means to improve their property and maintain and enhance its value. The National Association of Home Builders Economics Forecast in 1995 estimates that home improvement expenditures will exceed $200 billion by the year 2003. Two types of home improvement financing are available to borrowers, the Title I program administered by the FHA, which is authorized to partially insure qualified lending institutions against losses, and uninsured loans where the lender relies more heavily on the borrower's creditworthiness, debt capacity and the underlying collateral. Both types of loans are generally secured with a real estate mortgage lien on the property improved.

         The conventional home improvement financing market continues to grow as many homeowners have limited access to traditional financing sources due to insufficient home equity, limited credit history or high ratios of debt service to income. Conventional loan proceeds can be used for a variety of improvements such as large remodeling projects, both interior and exterior, kitchen and bath remodeling, room additions and in-ground swimming pools. Borrowers also have the opportunity to consolidate a portion of their outstanding debt in order to reduce their monthly debt service.

         According to the FHA, the amount of single family Title I Loans originated has grown from $375 million during 1988 to $1.3 billion during 1995. Based on FHA data, MMC estimates that it had an 8.6% market share of the property improvement Title I Loan market in calendar 1995. Out of approximately 3,100 lenders participating in the program in 1995, according to FHA data, MMC was the third largest originator of property improvement Title I Loans. Under Title I, the payment of approximately 90% of the principal balance of a loan is insured by the United States of America in the event of a payment default. The Title I program generally limits the maximum amount of the loan to $25,000 and restricts the type of eligible improvements and the use of the loan proceeds. Under Title I, only property improvement loans to finance the alteration, repair or improvement of existing single family, multifamily and non-residential structures are allowed. The FHA does not review individual loans at the time of approval. In the case of a Title I Loan less than $7,500, no equity is required in the property to be improved and the loan may be unsecured.

         BUSINESS STRATEGY

         MMC's strategic plan is to continue to expand its lending operations while maintaining its credit quality. MMC's strategies include: (i) offering new loan products; (ii) expanding its existing network of Correspondents and Dealers; (iii) entering new geographic markets; (iv) realizing operational efficiencies through economies of scale; and (v) using securitizations to sell higher volumes of loans on more favorable terms. At August 31, 1996, MMC had developed a nationwide network of approximately 310 active Correspondents and approximately 435 active Dealers. MMC's Correspondents generally offer a wide variety of loans and its Dealers typically offer home improvement loans in conjunction with debt consolidation. By offering a more diversified product line, including Conventional Loans, and maintaining its high level of service, MMC has increased the loan production from its existing network of Correspondents. MMC anticipates that as it expands its lending operations, it will realize economies of scale thereby reducing its average loan origination costs and enhancing its profitability. In addition, MMC intends to continue to sell its loan production through securitizations as opportunities arise. Through access to securitization, the Company believes that it has the ability to sell higher volumes of loans on more favorable terms than in whole loan sales.

         PRODUCT EXTENSION AND EXPANSION

         MMC intends to continue to review its loan programs and introduce new loan products to meet the needs of its customers. MMC will also evaluate products or programs that it believes are complementary to its current products for the purpose of enhancing revenue by leveraging and enhancing MMC's value to its existing network of Correspondents and Dealers. MMC believes that its introduction of new loan products will enhance its relationship with its Dealers and Correspondents and enable it to become a single source for their various financing needs. Since it commenced operations, MMC has originated Title I Loans from both its Dealers and Correspondents. In May 1996, MMC broadened these activities to include non-FHA insured home improvement loans and combination home improvement and debt consolidation loans. To date, these non-FHA insured loans have been originated solely through Correspondents. All of these loans, which permit loan amounts up to $60,000 with fixed rates and 20- year maturities, are secured by a lien, generally junior in priority, on the respective primary residence. MMC intends to offer pure debt consolidation loans in the first quarter of fiscal 1997. MMC also intends to offer non-FHA insured loans through its Dealer division in the first quarter of 1997 and to make direct debt consolidation loans to borrowers originated by the Dealer division in conjunction with home improvement financing.

         EXPANSION OF CORRESPONDENT OPERATIONS

         MMC seeks to increase originations of loans from select Correspondents. MMC has expanded its product line to include Conventional Loans to meet the needs of its existing network of Correspondents. Prior to May 1996, MMC originated only Title I Loans. This limited its ability to attract the more sophisticated Correspondent that offered a multitude of loan products and, accordingly, limited MMC's market penetration. The Company began offering Conventional Loans to existing select Correspondents in May 1996. In order to maintain MMC's customer service excellence, the Company has gradually increased the number of Correspondents to which it has offered Conventional Loans. Since MMC commenced offering Conventional Loans, the loan production of MMC's Correspondent division has significantly increased. MMC believes that it is well positioned to expand this segment without any material increase in concentration or quality risks.

         EXPANSION OF DEALER OPERATIONS

         MMC seeks to expand its Dealer network and maximize loan originations from its existing network by offering a variety of innovative products and providing consistent and prompt service at competitive prices. The Company will provide conventional products as well as its existing Title I product to its Dealers in order to meet the needs of the diverse borrower market. MMC targets Dealers that typically offer financing to their customers and attempts to retain and grow these relationships by providing superior customer service, personalized attention and prompt approvals and fundings. MMC has been unable to fully meet the needs of its Dealers because of Title I program limits on the amount and types of improvements which may be financed. MMC intends to meet the needs of its Dealers with new Conventional Loan programs. These programs allow for more expensive project financing such as in-ground swimming pools and substantial remodeling as well as financing for creditworthy borrowers with limited equity who are in need of debt consolidation and borrowers with marginal creditworthiness and substantial equity in their property. With this strategy, MMC believes it can achieve further market penetration of its existing

Dealer network and gain new Dealers and market share in areas in which the Title I product is less successful because of its restrictions.

         NATIONWIDE GEOGRAPHIC EXPANSION

         MMC intends to continue to expand its Correspondent and Dealer network on a nationwide basis and to enhance its value to its existing network. MMC's strategy involves (i) focusing on geographic areas that the Company currently underserves and (ii) tailoring MMC's loan programs to better serve its existing markets and loan sources.

         MAXIMIZATION OF FLEXIBILITY IN LOAN SALES

         MMC employs a two-pronged strategy of disposing of its loan originations primarily through securitizations and, to a lesser extent, through whole loan sales. By employing this dual strategy, MMC has the flexibility to better manage its cash flow, diversify its exposure to the potential volatility of the capital markets and maximize the revenues associated with the gain on sale of loans, given market conditions existing at the time of disposition. MMC has recently been approved by Federal National Mortgage Association (FNMA) as a seller/servicer of Title I Loans, as a result of which MMC is eligible to sell such loans to FNMA on a servicing retained basis.

         LOAN PRODUCTS

         MMC originates Title I and Conventional Loans. Both types of loans are typically secured by a first or junior lien on the borrower's principal residence, although MMC occasionally originates and purchases unsecured loans with borrowers that have an excellent credit history. Borrowers use loan proceeds for a wide variety of home improvement projects, such as exterior/interior remodeling, structural additions, roofing and plumbing, as well as luxury items such as in-ground swimming pools, and for debt consolidation. MMC lends to borrowers of varying degrees of creditworthiness. See "Loan Processing and Underwriting."

         CONVENTIONAL LOANS

         A Conventional Loan is a non-insured home improvement or home equity loan typically undertaken to pay for a home improvement project, home improvement and debt consolidation combination or a debt consolidation. Substantially all of the Conventional Loans originated by MMC are secured by a first or junior mortgage lien on the borrower's principal residence. Underwriting for Conventional Loans varies according to MMC's evaluation of the borrower's credit risk and income stability as well as the underlying collateral. MMC will rely on the underlying collateral and equity in the property for borrowers judged to be greater credit risks. MMC targets the higher credit quality segment of borrowers. MMC has begun originating Conventional Loans through its Correspondent Division and plans to begin offering such loan products to its Dealer Division.


         MMC has focused its Conventional Loan program on that segment of the marketplace with higher credit quality borrowers who may have limited equity in their residence after giving effect to the amount of senior liens. The portfolio of Conventional Loans generated through August 31, 1996 indicates on average that the borrowers have received an "A" grade under MMC's proprietary credit index profile, have an average debt-to-income ratio of 38% and the subject properties are 100% owner occupied. On average, the market value of the underlying property is $123,000 without added value from the respective home improvement work, the amount of senior liens of $107,000 and the loan size is $28,500. Typically, there is not enough equity in the property to cover a junior lien in the event that a senior lender forecloses on the property. More than 99% of the loans comprising MMC's Conventional Loan portfolio are secured by junior liens.

         TITLE I LOAN PROGRAM

         The National Housing Act of 1934 (Housing Act), Sections 1 and 2(a), authorized the creation of the FHA and the Title I credit insurance program (Title I). Under the Housing Act, the FHA is authorized to insure qualified lending institutions against losses on certain types of loans, including loans to finance the alteration, repair or improvement of existing single family, multi-family and nonresidential real property structures. Under Title I, the payment of approximately 90% of the principal balance of a loan and certain other amounts is insured by the United States of America in the event of a payment default.

         Title I and the regulations promulgated thereunder establish criteria regarding (i) who may originate, acquire, service and sell Title I Loans, (ii) Title I Loan eligibility of improvements and borrowers, (iii) the principal amounts, terms of, and security for Title I Loans, (iv) the use and disbursement of loan proceeds, (v) verification of completion of improvements,
(vi) the servicing of Title I Loans in default and (vii) the processing of claims for Title I insurance.

         The principal amount of a secured Title I Loan may not exceed $25,000, in the case of a loan for the improvement of a single family structure, and $60,000, in the case of a loan for the improvement of a multi-family structure. Loans up to a maximum of $7,500 in principal amount may qualify as unsecured Title I Loans.

         Title I Loans are required to bear fixed rates of interest and, with limited exceptions, be fully amortizing with equal weekly, bi- weekly, semi-monthly or monthly installment payments. Title I Loan terms may not be less than 6 months nor more than 240 months in the case of secured Title I Loans or 120 months in the case of unsecured Title I Loans. Subject to other federal and state regulations, the lender may establish the interest rate to be charged in its discretion.

         Title I generally provides for two types of Title I Loans, direct loans (Direct Title I Loans) and dealer loans (Dealer Title I Loans). Direct Title I Loans are made directly by a lender to the borrower and there is no participation in the loan process by the contractor, if any, performing the improvements. In the case of Dealer Title I Loans, the Dealer, a contractor performing the improvements, assists the borrower in obtaining the loan, contracts with the borrower to perform the improvements, executes a retail installment contract with the borrower and, upon completion of the improvements, assigns the retail installment contract to the Title I lender. Each Dealer must be approved by the Title I lender in accordance with HUD requirements. Direct Title I Loans are closed by the lender in its own name with the proceeds being disbursed directly to the borrower prior to completion of the improvements. The borrower is generally required to complete the improvements financed by a Direct Title I Loan within six months of receiving the proceeds. In the case of Dealer Title I Loans, the lender is required to obtain a completion certificate from the borrower certifying that the improvements have been completed prior to disbursing the proceeds to the Dealer.

         The FHA charges a lender an annual fee equal to 50 basis points of the original principal balance of a loan for the life of the loan. A Title I lender or Title I sponsored lender is permitted to require the borrower to pay the insurance premium with respect to the loan. In general, the borrowers pay the insurance premiums with respect to Title I Loans originated through the Company's Correspondents but not with respect to Title I Loans originated through MMC's Dealers. Title I provides for the establishment of an insurance coverage reserve account for each lender. The amount of insurance coverage in a lender's reserve account is equal to 10% of the original principal amount of all Title I Loans originated or purchased and reported for insurance coverage by the lender less the amount of all insurance claims approved for payment.
The amount of reimbursement to which a lender is entitled is limited to the amount of insurance coverage in the lender's reserve account.

         LENDING OPERATIONS

         MMC has two principal divisions for the origination of loans, the Correspondent Division and the Dealer Division. The Correspondent Division represents MMC's largest source of loan originations. Through its Correspondent Division, MMC originates loans through a nationwide network of Correspondents including financial intermediaries, mortgage companies, commercial banks and savings and loan institutions. MMC typically originates loans from Correspondents on an individual loan basis, pursuant to which each loan is pre-approved by MMC and is purchased immediately after the closing. The Correspondent Division conducts operations from its headquarters in Atlanta, Georgia, with a Vice President of Operations responsible for underwriting and processing and five account executives supervised by the Vice President-National Marketing responsible for developing and maintaining relationships with Correspondents. At August 31, 1996, the Company had a network of approximately 310 active Correspondents.

         In addition to purchasing individual Direct Title I Loans and Conventional Loans, from time to time the Correspondent Division purchases portfolios of loans from Correspondents. In March 1994, MMC purchased a portfolio of Direct Title I Loans originated by another financial institution, which consisted of 211 loans with an aggregate remaining principal balance of $1.4 million.

         The Dealer Division originates Dealer Title I Loans through a network of Dealers, consisting of home improvement construction contractors approved by the Company, by acquiring individual retail installment contracts (Installment Contracts) from Dealers. An Installment Contract is an agreement between the Dealer and the borrower pursuant to which the Dealer performs the improvements to the property and the borrower agrees to pay in installments the price of the improvements. Before entering into an Installment Contract with a borrower, the Dealer assists the borrower in submitting a loan application to MMC. If the loan application is approved, the Dealer enters into an Installment Contract with the borrower, the Dealer assigns the Installment Contract to MMC upon completion of the home improvements and MMC, upon receipt of the requisite loan documentation (described below) and completion of a satisfactory telephonic interview with the borrower, pays the Dealer pursuant to the terms of the Installment Contract. The Dealer Division maintains 13 branch offices located in Montvale, New Jersey; Kansas City, Missouri; Las Vegas, Nevada; Austin, Texas; Oklahoma City, Oklahoma; Seattle, Washington; Waterford, Michigan; Columbus, Ohio; Elmhurst, Illinois; Philadelphia, Pennsylvania; Denver, Colorado; Woodbridge, Virginia; and Bowie, Maryland through which it conducts its marketing to Dealers in the state in which the branch is located as well as certain contiguous states. The Dealer Division is operated with a Vice President of Operations responsible for loan processing and underwriting, two regional managers, and 13 field representatives supervised by the Vice President-National Marketing who are responsible for marketing to Dealers. At August 31, 1996, MMC had a network of approximately 435 active Dealers doing business in 32 states. MMC intends to commence offering Conventional Loans through its Dealer Division.

         Correspondents and Dealers qualify to participate in MMC's programs only after a review by MMC's management of their reputations and expertise, including a review of references and financial statements, as well as a personal visit by one or more representatives of MMC. Title I requires MMC to reapprove its Dealers annually and to monitor the performance of those Correspondents that are sponsored by MMC. MMC's compliance function is performed by a director of compliance and loan administration, whose staff performs periodic reviews of portfolio loans and Correspondent and Dealer performance and may recommend to senior management the suspension of a Correspondent or a Dealer. MMC believes that its system of acquiring loans through a network of Correspondents and Dealers and processing such loans through a centralized loan processing facility has (i) assisted MMC in minimizing its level of capital investment and fixed overhead costs and (ii) assisted MMC in realizing certain economies of scale associated with evaluating and acquiring loans. MMC does not believe that the loss of any particular Correspondent or Dealer would have a material adverse effect upon MMC. See "Loan Processing and Underwriting."

         MMC pays its Correspondents premiums on the loans it purchases based on the credit score of the borrower and the interest rate on the respective loan. Additional premiums are paid to Correspondents based on the volume of loans purchased from such Correspondents in a monthly period. During fiscal 1996 MMC originated $94.2 million of loans from Correspondents and paid total premiums of $2.8 million or 3% of such loans.

         None of MMC's arrangements with its Dealers or Correspondents is on an exclusive basis. Each relationship is documented by either a Dealer Purchase Agreement or a Correspondent Purchase Agreement. Pursuant to a Dealer Purchase Agreement, MMC may purchase from a Dealer loans that comply with the Company's underwriting guidelines at a price acceptable to MMC. With respect to each loan purchased, the Dealer makes customary representations and warranties regarding, among other things, the credit history of the borrower, the status of the loan and its lien priority if applicable, and agrees to indemnify MMC with respect to such representations and warranties. Pursuant to a Correspondent Purchase Agreement, MMC may purchase loans through a Correspondent, subject to receipt of specified documentation. The Correspondent makes customary representations and warranties regarding, among other things, the Correspondent's corporate status, as well as regulatory compliance, good title, enforceability and payments and advances of the loans to be purchased. The Correspondent covenants to, among other things, keep MMC information confidential, provide supplementary information, maintain government approvals with respect to Title I Loans and to refrain from certain solicitations of MMC's borrowers. The Correspondent also agrees to indemnify MMC for misrepresentations or non-performance of its obligations.

         MMC originates and acquires a limited variety of loan products, including: (i) fixed rate, secured Title I Loans, secured by single family residences, with terms and principal amounts ranging from 60 to 240 months and approximately $3,000 to $25,000, respectively; and (ii) fixed rate, unsecured Title I Loans with terms and principal amounts ranging from 36 to 120 months and approximately $2,500 to $7,500, respectively. As part of MMC's strategic plan, MMC has commenced originating non-FHA insured Conventional Loans utilizing its established network of Correspondents.

         The following table sets forth certain data regarding loan applications processed and loans originated by MMC during the periods indicated:


                                                                    YEAR ENDED AUGUST 31,
                              -----------------------------------------------------------------------------------------------------
                                           1996                             1995                                  1994
                              ----------------------------     ----------------------------          ------------------------------
Loan Applications:
  Number processed                  42,236                          27,608                                 3,512
  Number approved                   20,910                          15,956                                 1,984
  Approval ratio                      49.5%                           57.8%                                 56.5%

Loan Originations:
  Principal amount of loans:
  Correspondents:
    Title I                    $82,596,197           59.3%     $63,792,680           72.7%            $5,251,647           64.3%
    Conventional                11,582,108            8.3                -            -                        -            -
                                                                         -            -                        -            -
                              ------------          -----      -----------          -----             ----------          -----
        Total Correspondents    94,178,305           67.6       63,792,680           72.7              5,251,647           64.3
                              ------------          -----      -----------          -----             ----------          -----

   Dealers                      45,188,721           32.4       23,957,829           27.3              1,492,318           18.3
  Bulk purchase                          -            -                  -            -                1,420,150           17.4
                                         -            -                  -            -
                              ------------          -----      -----------          -----             ----------          -----
        Total                 $139,367,026          100.0%     $87,750,509          100.0%            $8,164,115          100.0%
                              ============          =====      ===========          =====             ==========          =====

Number of loans:
  Correspondents:
    Title I                          4,382           50.9%           3,437           59.1%                   338           47.4%
    Conventional                       392            4.6                -            -                        -            -
                                                                         -            -                        -            -
                              ------------          -----      -----------          -----             ----------          -----
        Total Correspondents         4,774           55.5            3,437           59.1                    338           47.4
                              ------------          -----      -----------          -----             ----------          -----

  Dealers                            3,836           44.5            2,381           40.9                    164           23.0
  Bulk purchase                          -            -                  -            -                      211           29.6
                              ------------          -----      -----------          -----             ----------          -----
        Total                        8,610          100.0%           5,818          100.0%                   713          100.0%
                              ============          =====      ===========          =====             ==========          =====

Average principal balance of
  loans                            $16,187                         $15,083                               $11,450
Weighted average interest
  rate on loans originated           14.03%                          14.55%                                14.18%
Weighted average term on
  loans originated (months)            198                             188                                   175

         LOAN PROCESSING AND UNDERWRITING

         MMC's loan application and approval process generally is conducted over the telephone with applications usually received at MMC's centralized processing facility from Correspondents and Dealers by facsimile transmission. Upon receipt of an application, the information is entered into MMC's system and processing begins. All loan applications are individually analyzed by employees of MMC at its loan processing headquarters in Atlanta, Georgia.

         MMC has developed a proprietary credit index profile (CIP) as a statistical credit based tool to predict likely future performance of a borrower. A significant component of this customized system is the credit evaluation score methodology developed by FICO, a consulting firm specializing in creating default predictive models through a high number of variable components. The other components of the CIP include debt to income analysis, employment stability, self employment criteria, residence stability and occupancy status of the subject property. By utilizing both scoring models in tandem, all applicants are considered on the basis of their ability to repay the loan obligation while allowing MMC to maintain its risk based pricing for each loan.

         Based upon FICO score default predictors and MMC's internal CIP score, loans are classified by MMC into gradations of descending credit risks and quality, from "A" credits to "D" credits, with subratings within those categories. Quality is a function of both the borrowers creditworthiness and the extent of the value of the collateral, which is typically a second lien on the borrower's primary residence. "A+" credits generally have a FICO score greater than 680. An applicant with a FICO score of less than 620 would be rated a "C" credit unless the loan-to-value ratio was 75% or less which would raise the credit risk to MMC to a "B" or better depending on the borrower's debt service capability. Depending on loan size, typical loan-to-value ratios for "A" and "B" credits range from 90% to 125%, while loan-to-value ratios for "C" and "D" credits range from 60% up to 90% with extraordinary compensating factors.

         MMC's underwriters review the applicant's credit history, based on the information contained in the application as well as reports available from credit reporting bureaus and MMC's CIP score, to determine the applicant's acceptability under MMC's underwriting guidelines. Based on the underwriter's approval authority level, certain exceptions to the guidelines may be made when there are compensating factors subject to approval from a corporate officer. The underwriter's decision is communicated to the Correspondent or Dealer and, if approved, fully explains the proposed loan terms. MMC endeavors to respond to the Correspondent or Dealer on the same day the application is received.

         MMC issues a commitment to purchase a pre-approved loan upon the receipt of a fully completed loan package. Commitments indicate loan amounts, fees, funding conditions, approval expiration dates and interest rates. Loan commitments are generally issued for periods of up to 45 days in the case of Correspondents and 90 days in the case of Dealers. Prior to disbursement of funds, all loans are carefully reviewed by funding auditors to ensure that all documentation is complete, all contingencies specified in the approval have been met and the loan is closed in accordance with Company and regulatory procedures.

         CONVENTIONAL LOANS

         MMC has implemented policies for its Conventional Loan program that are designed to minimize losses by adhering to high credit quality standards or requiring adequate loan-to-value levels. MMC will only make Conventional Loans to borrowers with an "A" or "B" credit grade using the CIP. Through August 31, 1996, MMC's portfolio of Conventional Loans originated through its Correspondent Division had been evaluated as an "A" credit risk and had a weighted average (i) FICO score of 661, (ii) gross debt to income ratio of 38%,
(iii) interest rate of 14% and (iv) loan-to-value ratio of 110%, as well as an average loan amount of $28,569. Substantially all of the Conventional Loans originated to date by MMC are secured by first or second mortgage liens on single family, owner occupied properties.

         Terms of Conventional Loans made by MMC, as well as the maximum loan-to-value ratios and debt service to income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the Company's evaluation of the borrower's creditworthiness. Borrowers with lower creditworthiness generally pay higher interest rates and loan origination fees.

         As part of the underwriting process for Conventional Loans, MMC generally requires an appraisal of the collateral property as a condition to the commitment to purchase. MMC requires independent appraisers to be state licensed and certified. MMC requires that all appraisals be completed within the Uniform Standards of Professional Appraisal Practice as adopted by the Appraisal Standards Board of the Appraisal Foundation. Prior to originating a loan, MMC audits the appraisal for accuracy and to insure that the appraiser used sufficient care in analyzing data to avoid errors that would significantly affect the appraiser's opinion and conclusion. This audit includes a review of economic demand, physical adaptability of the real estate, neighborhood trends and the highest and best use of the real estate. In the event the audit reveals any discrepancies as to the method and technique that are necessary to produce a credible appraisal, MMC will perform additional property data research or may request a second appraisal to be performed by an independent appraiser selected by MMC in order to substantiate further the value of the subject property.

         MMC also requires a title report on all subject properties securing its loans to verify property ownership, lien position and the possibility of outstanding tax liens or judgments. In the case of larger loan amounts or first liens, MMC requires a full title insurance policy in compliance with the American Land Title Association.

         TITLE I LOANS

         The Title I Loans originated by MMC are executed on forms meeting FHA requirements as well as federal and state regulations. Loan applications and Installment Contracts are submitted to MMC's processing headquarters for credit verification. The information provided in loan applications is first verified by, among other things, (i) written confirmations of the applicant's income and, if necessary, bank deposits, (ii) a formal credit bureau report on the applicant from a credit reporting agency, (iii) a title report, (iv) if necessary, a real estate appraisal and (v) if necessary, evidence of flood insurance. Appraisals for Title I Loans, when necessary, are generally prepared by pre-approved independent appraisers that meet MMC's standards for experience, education and reputation. Loan applications are also reviewed to ascertain whether or not they satisfy MMC's underwriting criteria, including loan-to-value ratios (if non-owner occupied), borrower income qualifications, employment stability, purchaser requirements and necessary insurance and property appraisal requirements. MMC will make Title I Loans to borrowers with an "A" to "C" credit grade based on CIP score and lien position. Since the implementation of the CIP scoring system in February 1996, through August 31,1996, MMC's portfolio of Title I Loans originated through its Correspondent and Dealer Divisions had been evaluated as a "C+" and "B" credit risk, respectively, and had a weighted average FICO score of 637 and 645, respectively. MMC's underwriting guidelines for Title I Loans meet FHA's underwriting criteria. Completed loan packages are sent to MMC's underwriting department for predisbursement auditing and funding.

         Subject to underwriting approval of an application forwarded to MMC by a Dealer, MMC issues a commitment to purchase an Installment Contract from a Dealer upon MMC's receipt of a fully completed loan package and notice from the borrower of satisfactory work completion. Subject to underwriting approval of an application forwarded to MMC by a Correspondent, MMC issues a commitment to purchase a Title I Loan upon MMC's receipt of a fully completed and closed loan package.

         MMC's underwriting personnel review completed loan applications to verify compliance with MMC's underwriting standards, FHA requirements and federal and state regulations. In the case of Title I Loans being acquired from Dealers, MMC conducts a prefunding telephonic interview with the property owner to determine that the improvements have been completed in accordance with the terms of the Installment Contract and to the owner's satisfaction. MMC utilizes a nationwide network of independent inspectors to perform on-site inspections of improvements within the timeframes specified by the Title I program.

              Since MMC does not currently originate any Title I Loans with an original principal balance in excess of $25,000, the FHA does not individually review the Title I Loans originated by MMC.

         QUALITY CONTROL

         MMC employs various quality control personnel and procedures in order to insure that loan origination standards are adhered to and regulatory compliance is maintained while substantial growth is experienced in the servicing portfolio.

         In accordance with MMC's policy, the quality control department reviews a statistical sample of loans closed each month. This review is generally completed within 60 days of funding and circulated to appropriate department heads and senior management. Finalized reports are maintained in MMC's files for a period of two years from completion. Typical review procedures include reverification of employment and income, re-appraisal of the subject property, obtaining separate credit reports and recalculation of debt-to-income ratios. The statistical sample is intended to cover 10% of all new loan originations with particular emphasis on new Correspondents and Dealers. Emphasis will also be placed on those loan sources where higher levels of delinquency are experienced, physical inspections reveal a higher level of non-compliance, or payment defaults occur within the first six months of funding. On occasion, the quality control department may review all loans generated from a particular loan source in the event an initial review determines a higher than normal number of exceptions. The account selection of the quality control department is also designed to include a statistical sample of loans by each underwriter and each funding auditor and thereby provide management with information as to any aberration from Company policies and procedures in the loan origination process.

         Under the direction of the Vice President of Credit Quality and Regulatory Compliance, a variety of review functions are accomplished. On a daily basis, a sample of recently approved loans are reviewed to insure compliance with underwriting standards. Particular attention is focused on those underwriters who have developed a higher than normal level of exceptions. In addition to this review, MMC has developed a staff of post-disbursement review auditors which reviews 100% of recently funded accounts, typically within two weeks of funding. All credit reports are analyzed, debt-to-income ratios recalculated, contingencies monitored and loan documents inspected. Exception reports are forwarded to the respective Vice Presidents of Production as well as senior management. MMC also employs a Physical Inspection Group that is responsible for monitoring the inspection of all homes which are the subject of home improvement loans. Non-compliance is tracked by loan source and serves as another method of evaluating a loan source relationship.

         MMC has expended substantial amounts in developing its quality control and compliance department. MMC recognizes the need to monitor its operations continually as it experiences substantial growth. Feedback from these departments provides senior management with the information necessary to take corrective action when appropriate, including the revision and expansion of its operating policies and procedures.

         LOAN PRODUCTION TECHNOLOGY SYSTEMS

         MMC utilizes a sophisticated computerized loan origination tracking system that allows it to monitor the performance of Dealers and Correspondents and supports the marketing efforts of the Dealer and Correspondent Divisions by tracking the marketing activities of field sales personnel. The system automates various other functions such as Home Mortgage Disclosure Act and HUD reporting requirements and routine tasks such as decline letters and the flood certification process. The system also affords management access to a wide range of decision support information such as data on the approval pipeline, loan delinquencies by source, and the activities and performance of underwriters and funders. MMC uses intercompany electronic mail, as well as an electronic-mail link with its affiliate, PEC, to facilitate communications and has an electronic link to PEC that allows for the automated transfer of accounts to PEC's servicing system.

         MMC is enhancing this system to provide for the automation of the loan origination process as well as loan file indexing and routing. These enhancements will include electronic routing of loan application facsimile transmissions, automated credit report inquiries and consumer credit scoring along with on-screen underwriting and approval functions. Where feasible the system will interface with comparable systems of MMC's Dealers and Correspondents. MMC expects that these enhancements will (i) increase loan production efficiencies by minimizing manual processing of loan documentation,
(ii) enhance the quality of loan processing by use of uniform electronic images of loan files and (iii) facilitate loan administration and collections by providing easier access to loan account information. The implementation of these enhancements is expected to be substantially completed prior to December 1996. These enhancements to improve loan production systems are expected to cost approximately $50,000 and will be funded from MMC's normal operating cash flows.

         LOAN SERVICING

         MMC's strategy has been to retain the servicing rights associated with the loans it originates. MMC's loan servicing activities include responding to borrower inquiries, processing and administering loan payments, reporting and remitting principal and interest to the whole loan purchasers who own interests in the loans and to the trustee and others with respect to securitizations, collecting delinquent loan payments, processing Title I insurance claims, conducting foreclosure proceedings and disposing of foreclosed properties and otherwise administering the loans. MMC's various loan sale and securitization agreements allocate a portion of the difference between the stated interest rate and the interest rate passed through to purchasers of its loans to servicing revenue. Servicing fees are collected by MMC out of monthly loan payments. Other sources of loan servicing revenues include late charges and miscellaneous fees. MMC uses a sophisticated computer based mortgage servicing system that it believes enables it to provide effective and efficient administering of Conventional and Title I Loans. The servicing system is an on-line real time system developed and maintained by MMC's affiliate, PEC. It provides payment processing and cashiering functions, automated payoff statements, on-line collections, statement and notice mailing along with a full range of investor reporting requirements. MMC has entered into a subservicing agreement with PEC for the use of the system and continuous support. The monthly investor reporting package includes a trial balance, accrued interest report, remittance report and delinquency reports. Formal written procedures have been established for payment processing, new loan set-up, customer service, and tax and insurance monitoring.

         MMC is a HUD approved lender and a FNMA approved seller/servicer. As such, it is subject to a thorough due diligence review of its policies, procedures, and business, and is qualified to underwrite, sell and service Title I Loans on behalf of the FHA and FNMA.

         MMC's loan collection functions are organized into two areas of operation: routine collections and management of nonperforming loans.

         Routine collection personnel are responsible for collecting loan payments that are less than 60 days contractually past due and providing prompt and accurate responses to all customer inquiries and complaints. These personnel report directly to MMC's Vice President of Loan Administration. Borrowers are contacted on the due date for each of the first six payments in order to encourage continued prompt payment. Generally, after six months of seasoning, collection activity will commence if a loan payment has not been made within five days of the due date. Borrowers usually will be contacted by telephone at least once every five days and also by written correspondence before the loan becomes 60 days delinquent. With respect to loan payments that are less than 60 days late, routine collections personnel utilize a system of mailed notices and telephonic conferences for reminding borrowers of late payments and encouraging borrowers to bring their accounts current.
Installment payment invoices and return envelopes are mailed to each borrower on a monthly basis. MMC has bilingual customer service personnel available.

         Once a loan becomes 30 days past due, a collection supervisor generally analyzes the account to determine the appropriate course of remedial action. On or about the 45th day of delinquency, the supervisor determines if the property needs immediate inspection to determine if it is occupied or vacant. Depending upon the circumstances surrounding the delinquent account, a temporary suspension of payments or a repayment plan to return the account to current status may be authorized by the Vice President of Loan Administration. In any event, it is MMC's policy to work with the delinquent customer to resolve the past due balance before Title I claim processing or legal action is initiated.


         Nonperforming loan management personnel are responsible for collecting severely delinquent loan payments (over 60 days late), filing Title I insurance claims or initiating legal action for foreclosure and recovery. Operating from MMC's headquarters in Atlanta, Georgia, collection personnel are responsible for collecting delinquent loan payments and seeking to mitigate losses by providing various alternatives to further actions, including modifications, special refinancing and indulgence plans. Title I insurance claim personnel are responsible for managing Title I insurance claims, utilizing a claim management system designed to track insurance claims for Title I Loans so that all required conditions precedent to claim perfection are met. In the case of Conventional Loans, a foreclosure coordinator will review all previous collection activity, evaluate the lien and equity position and obtain any additional information as necessary. The ultimate decision to foreclose, after all necessary information is obtained, is made by an officer of MMC. Foreclosure regulations and practices and the rights of the owner in default vary from state to state, but generally procedures may be initiated if: (i) the loan is 90 days (120 days under California law) or more delinquent; (ii) a notice of default on a senior lien is received; or (iii) MMC discovers circumstances indicating potential loss exposure.

         Net loan servicing income was $3.3 million and $873,000 for the years ended August 31, 1996 and 1995, respectively, constituting 13.4% and 6.4%, respectively, of MMC's total revenues in such periods. As of August 31, 1996, MMC had increased the size of the loan portfolio it services to approximately $214.2 million from approximately $92.3 million as of August 31, 1995, an increase of approximately $121.9 million or 132.1%. MMC's loan servicing portfolio is subject to reduction by normal amortization, prepayment of outstanding loans and defaults.

         The following table sets forth certain information regarding MMC's loan servicing for the periods indicated (thousands of dollars):

                                                                YEAR ENDED AUGUST 31,
                                                   ------------------------------------------------

                                                        1996             1995           1994 (1)
                                                   --------------   --------------   --------------
Servicing portfolio at beginning of year                $92,286           $8,026               $-
Additions to servicing portfolio                        139,367           87,751            8,164
Reductions in servicing portfolio (2)                   (17,464)          (3,491)            (138)
                                                 --------------   --------------   --------------
Servicing portfolio at end of year                     $214,189          $92,286           $8,026
                                                 ==============   ==============   ==============

  Servicing portfolio (end of year):
    Company-owned loans                                  $4,698           $3,720           $1,471
    Sold loans                                          209,491           88,566            6,555
                                                 --------------   --------------   --------------
        Total                                          $214,189          $92,286           $8,026
                                                 ==============   ==============   ==============

------------------
(1)      MMC commenced its Title I lending operations in March 1994.

(2) Reductions result from scheduled payments, prepayments and write-offs during the period.

         The following table sets forth the delinquency and Title I insurance claims experience of loans serviced by MMC as of the dates indicated (thousands of dollars):

                                                                YEAR ENDED AUGUST 31,
                                                   ------------------------------------------------

                                                        1996             1995           1994 (1)
                                                   --------------   --------------   --------------
Delinquency period (2)
  31-60 days past due                                   2.17%            2.58%            2.06%
  61-90 days past due                                   0.85             0.73             0.48
  91 days and over past due                             4.53 (3)         0.99             0.36
  91 days and over past due, net of
    claims filed (4)                                    1.94             0.61             0.26
Claims filed with HUD (5)                               2.59             0.38             0.10
Number of Title I insurance claims                       255               23                1
Total servicing portfolio at end of period          $214,189          $92,286           $8,026
Amount of FHA insurance available (6)                $21,205           $9,552             $813
Amount of FHA insurance available as a
  percentage of loans serviced (end of year)            9.90% (6)       10.35%           10.13%

Losses on liquidated loans (7)                       $    32            $16.8             $-

___________________________________________

(1)      MMC commenced originating loans in March 1994.

(2) Represents the dollar amount of delinquent loans as a percentage of total dollar amount of loans serviced by MMC (including loans owned by MMC) as of the date indicated.

(3) During the year ended August 31, 1996, the processing and payment of claims filed with HUD was delayed.

(4) Represents the dollar amount of delinquent loans net of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of total dollar amount of loans serviced by MMC (including loans owned by MMC) as of the date indicated.

(5) Represents the dollar amount of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of total dollar amount of loans serviced by MMC (including loans owned by MMC) as of the date indicated.

(6) If all claims with HUD had been processed as of period end, the amount of FHA insurance available would have been reduced to $16,215,000, which as a percentage of loans serviced would have been 7.8%.

(7) A loss is recognized upon receipt of payment of a claim or final rejection thereof. Claims paid in a period may relate to a claim filed in an earlier period. Since MMC commenced its Title I lending operations in March 1994, there has been no final rejection of a claim by the FHA. Aggregate losses on liquidated Title I Loans related to 83 of the 338 Title I insurance claims made by MMC since commencing operations through August 31, 1996. Losses on liquidated loans will increase as the balance of the claims are processed by HUD. MMC has received an average payment from HUD equal to 90% of the outstanding principal balance of such Title I Loans, plus appropriate interest and costs.

         MMC has received an average amount equal to 96.9% of the outstanding principal balance of Title I Loans for which claims have been made, each payment including certain interest and costs. The processing and payment of claims filed with HUD have been delayed for a number of reasons including (i) furloughs experienced by HUD personnel in December 1995 and January 1996, (ii) the growth in the volume of Title I Loans originated from approximately $750 million in 1994 to $1.3 billion in 1995 without a corresponding increase in HUD personnel to service claims and (iii) the transition of processing operations to regional centers during the second and third quarters of 1996. It is expected that once appropriate staffing and training have been completed at HUD regional centers, the timeframe for payment of HUD claims will be significantly shortened.

         SALE OF LOANS

         MMC customarily sells the loans it originates to third party purchasers or, in the case of a third party purchaser not eligible to own a Title I Loan, sells Title I Loan participation certificates backed by Title I Loans. Whether MMC sells a loan or a loan participation, MMC typically retains the right to service the loans for a servicing fee. MMC typically sells loans for an amount approximating the then remaining principal balance. The purchasers are entitled to receive interest at yields below the stated interest rates of the loans. In connection with such sales, MMC is typically required to deposit into a reserve account the excess servicing spread received by it, less its servicing fee, up to a specified percentage of the principal balance of the loans, to fund shortfalls in collections that may result from borrower defaults. To date, the purchasers in whole loan sales have been two banks and another financial institution The following table sets forth certain data regarding Title I Loans sold by MMC during the periods indicated (thousands of dollars):

                                                                         YEAR ENDED AUGUST 31,
                                                            ------------------------------------------------

                                                                 1996             1995           1994 (1)
                                                            --------------   --------------   --------------
 Principal amount of loans sold to third party purchasers        $137,908 (2)    $85,363           $6,555
 Gain on sales of loans to third party purchasers                  17,994         12,233              579
 Net unrealized gain on mortgage related securities                 2,697            -                -
 Weighted average stated interest rate on loans sold to third
   party purchasers                                                 14.09%         14.53%           14.15%
 Weighted average pass-through interest rate on loans sold to
   third party purchasers                                            7.50%          8.36%            8.54%
 Weighted average excess spread retained on loans sold               6.59%          6.17%            5.61%

___________________________________________________________

(1)      MMC commenced originating loans in March 1994.

(2)      Includes $10.5 million of Conventional Loans.

         At August 31, 1996 and 1995, MMC's Statement of Financial Condition reflected excess servicing rights of approximately $12.1 million and $14.5 million, respectively. MMC also retains mortgage related securities through securitization transactions. At August 31, 1996, MMC's Statement of Financial Condition reflected $22.9 million of mortgage related securities. MMC derives a significant portion of its income by realizing gains upon the sale of loans and loan participations due to the excess servicing rights associated with such loans. Excess servicing rights represent the excess of the interest rate payable by a borrower on a loan over the interest rate passed through to the purchaser of an interest in the loan, less MMC's normal servicing fee and other applicable recurring fees. Mortgage related securities consist of certificates representing the excess of the interest rate payable by an obligor on a sold loan over the yield on pass-through certificates sold pursuant to a securitization transaction, after payment of servicing and other fees. When loans are sold, MMC recognizes as current revenue the present value of the excess servicing rights expected to be realized over the anticipated average life of the loans sold less future estimated credit losses relating to the loans sold. The capitalized excess servicing rights and valuation of mortgage related securities are computed using prepayment, default and interest rate assumptions that MMC believes are reasonable based on experience with its own portfolio, available market data and ongoing consultation with industry participants. The amount of revenue recognized by the Company upon the sale of loans or loan participations will vary depending on the assumptions utilized. The weighted average discount rate used to determine the present value of the balance of capitalized excess servicing rights reflected on MMC's Statement of Financial Condition at August 31, 1996 and 1995 was approximately 12%.

         Capitalized excess servicing rights are amortized over the lesser of the estimated or actual remaining life of the underlying loans as an offset against the excess servicing rights component of servicing income actually received in connection with such loans. Although MMC believes that it has made reasonable estimates of the excess servicing rights likely to be realized, the rate of prepayment and the amount of defaults utilized by MMC are estimates and experience may vary from its estimates. The gain recognized by the Company upon the sale of loans will have been overstated if prepayments or defaults are greater than anticipated. Higher levels of future prepayments would result in capitalized excess servicing rights amortization expense exceeding realized excess servicing rights, thereby adversely affecting MMC's servicing income and resulting in a charge to earnings in the period of adjustment. Similarly, if delinquencies or liquidations were to be greater than was initially assumed, capitalized excess servicing rights amortization would occur more quickly than originally anticipated, which would have an adverse effect on servicing income in the period of such adjustment. MMC periodically reviews its prepayment assumptions in relation to current rates of prepayment and, if necessary, reduces the remaining asset to the net present value of the estimated remaining future excess servicing income. Rapid increases in interest rates or competitive pressures may result in a reduction of future excess servicing income, thereby reducing the gains recognized by MMC upon the sale of loans or loan participations in the future.

         At August 31, 1996 and 1995, MMC's Statement of Financial Condition reflected mortgage servicing rights of approximately $3.8 million and $1.1 million, respectively. The fair value of capitalized mortgage servicing rights was estimated by taking the present value of expected net cash flows from mortgage servicing using assumptions MMC believes market participants would use in their estimates of future servicing income and expense, including assumptions about prepayment, default and interest rates. Capitalized mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The estimate of fair value was based on a range of 100 to 125 basis points per year servicing fee, reduced by estimated costs of servicing, and using a discount rate of 12% in the years ended August 31, 1996 and 1995. MMC has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with industry participants.

         In furtherance of MMC's strategy to sell loans through securitizations, in March 1996 and August 1996, MMC completed its first two securitizations pursuant to which it sold pools of $84.2 million and $48.8 million, respectively, of Title I Loans. MMC previously reacquired at par $77.7 million and $36.2 million of such loans, respectively. Pursuant to these securitizations, pass-through certificates evidencing interests in the pools of loans were sold in a public offering. MMC continues to subservice the sold loans and is entitled to receive from payments in respect of interest on the sold loans, a servicing fee equal to 1.25% of the balance of each loan with respect to the March transaction and 1% with respect to the August transaction. In addition, with respect to both transactions, MMC received certificates (carried as mortgage related securities on MMC's statements of financial condition), representing the interest differential, after payment of servicing and other fees, between the interest paid by the obligors of the sold loans and the yield on the sold certificates. MMC may be required to repurchase loans that do not conform to the representations and warranties made by MMC in the securitization agreements.

         MMC typically earns net interest income during the "warehouse" period between the closing or assignment of a loan and its delivery to a purchaser. On loans held for sale, MMC earns interest at long-term rates, financed by lines of credit which bear interest at short-term interest rates. Normally, short-term interest rates are lower than long-term interest rates and MMC earns a positive spread on its loans held for sale. The average warehouse period for a loan ranges from 6 to 90 days, and the balance of loans in warehouse was approximately $4.6 million and $3.7 million as of August 31, 1996 and 1995, respectively. MMC's interest income, net of interest expense was $988,000 and $473,000 for the years ended August 31, 1996 and 1995, respectively.

         INTEREST RATE RISKS

         Changes in interest rates affect MMC's business in a variety of ways, including decreased demand for loans during periods of higher interest rates, fluctuations in profits derived from the difference between short-term and long-term interest rates and increases in prepayment rates during periods of lower interest rates. The profits realized by MMC from home improvement loans are, in part, a function of the difference between fixed long-term interest rates, at which MMC originates its home improvement loans, and adjustable short-term interest rates, at which MMC finances such loans until the closing of the sale of such loans. Generally, short-term rates are lower than long-term rates and MMC benefits from the positive interest rate differentials during the time the loans are held by MMC pending the closing of the sale of such loans. During the period from 1994 through the present, the interest rate differential was high and this fact contributed significantly to MMC's net interest income. The interest rate differential may not continue at such favorable levels in the future.

         Changes in interest rates during the period between the time an interest rate is established on a loan and the time such loan is sold affect the revenues realized by MMC from loans. In connection with the origination of loans, MMC issues loan commitments for periods of up to 45 days in the case of Correspondents and 90 days in the case of Dealers. Furthermore, the period of time between the closing on a loan and the sale of such loan generally ranges from 10 to 90 days. Increases in interest rates during these periods will result in lower gains (or even losses) on sales of loans than would be recorded if interest rates had remained stable or had declined. Changes in interest rates after the sale of loans also affect the profits realized by MMC with respect to loan sale transactions in which the yield to the purchaser is based on an adjustable rate. During the years ended August 31, 1996 and 1995, MMC sold loans under an agreement which provides for the yield to the purchaser to be adjusted monthly to a rate equal to 200 basis points over the one-month London Interbank Offered Rate (LIBOR). An increase in LIBOR would result in a decrease in MMC's future income from such sold loans resulting in a charge to earnings in the period of adjustment.

         Interest rate levels also affect MMC's excess servicing spread. MMC generally retains the servicing rights to the loans it sells. The yield to the purchaser is generally lower than the average stated interest rates on the loans, as a result of which MMC earns an excess servicing spread on the loans it sells. Increases in interest rates or competitive pressures may result in reduced servicing spreads, thereby reducing or eliminating the gains recognized by MMC upon the sale of loans in the future.

         SEASONALITY

         Home improvement loan volume tracks the seasonality of home improvement contract work. Volume tends to build during the spring and early summer months, particularly with regard to pool installations. A decline is typically experienced in late summer and early fall until temperatures begin to drop. This change in seasons precipitates the need for new siding, window and insulation contracts. Peak volume is experienced in November and early December and declines dramatically from the holiday season through the winter months. Debt consolidation and home equity loan volume are not impacted by seasonal climate changes and, with the exclusion of the holiday season, tend to be stable throughout the year.

PREFERRED EQUITIES CORPORATION

         GENERAL

         PEC acquires, develops and converts rental and condominium apartment buildings and hotels for sale as timeshare interests and engages in the retail sale of land. PEC's strategy is to acquire properties in desirable destination resort areas that offer a range of recreational activities and amenities. PEC markets and sells timeshare interests in its resorts in Las Vegas and Reno Nevada; Honolulu, Hawaii; Brigantine, New Jersey; Steamboat Springs, Colorado; and Indian Shores near St. Petersburg, Florida; as well as land in Nevada and Colorado. PEC recently acquired properties in Orlando, Florida; Steamboat Springs, Colorado; and Las Vegas, Nevada to be converted and sold as timeshare interests. In recent years, several major lodging, hospitality and entertainment companies, including The Walt Disney Company, Hilton Hotels Corporation, Marriott Ownership Resorts, Inc. and Hyatt Corporation, among others, have commenced developing and marketing timeshare interests in resort properties. The Company believes that the entry into the timeshare industry of certain of these large and well-known lodging, hospitality and entertainment companies has contributed to the growth and acceptance of the industry. In order to enhance its competitive position, in April 1995 PEC entered into a strategic alliance with Hospitality Franchise Systems, Inc. (HFS) pursuant to which PEC was granted a ten-year (including a renewal option) exclusive license to operate both its existing and future timeshare properties under the name "Ramada Vacation Suites." The American Resort Development Association estimates that approximately 1.65 million families in the United States own timeshare interests in resorts worldwide and that sales of timeshare interests in the United States aggregated approximately $1.8 billion in 1994.

         TIMESHARE PROPERTIES AND SALES

         PEC acquires, develops and converts rental and condominium apartment buildings and hotels for sale as timeshare interests. PEC's strategy is to acquire properties in desirable destination resort areas that offer a range of recreational activities and amenities. The timeshare interests offered by PEC in its resorts other than in Hawaii generally consist of undivided fee interests in the land and facilities comprising the property or an undivided fee interest in a particular unit, pursuant to which the owner acquires the perpetual right to weekly occupancy of a residence unit each year. In its resort in Hawaii, PEC offers "right-to-use" interests, pursuant to which the owner has occupancy rights for one week each year until December 31, 2009, the last full year of the underlying land lease for the resort property. During fiscal 1996, 1995, and 1994, PEC sold 6,982, 5,365, and 5,441 timeshare interests, respectively, at prices ranging from $3,950 to $23,950.

         In order to enhance its competitive position, in April 1995, PEC entered into a strategic alliance pursuant to which PEC was granted a ten-year (including a renewal option) exclusive license to operate both its existing and future timeshare properties under the name "Ramada Vacation Suites." PEC has renamed its timeshare resorts.

The Company believes that this affiliation will enable it to capitalize on the Ramada reputation, name recognition and customer profile, which closely matches PEC's customer profile. The arrangement provides for the payment by PEC of an initial access fee of $1 million, which has been paid, and monthly recurring fees equal to 1% of PEC's Gross Sales (as defined) each month through January 1996 and 1.5% of PEC's Gross Sales each month commencing in February 1996. The initial term of the arrangement is 5 years and PEC has the option to renew the arrangement for an additional term of 5 years, if PEC has met certain conditions, including the addition of at least 20,000 timeshare interests during the initial term and the payment of minimum annual fees. In addition to the grant of the license, the arrangement provides for the establishment of joint marketing programs.

         PEC currently operates timeshare resorts in Las Vegas and Reno, Nevada; Honolulu, Hawaii; Brigantine, New Jersey; Steamboat Springs, Colorado; and Indian Shores, Florida; and recently purchased an additional property in Orlando, Florida and Steamboat Springs, Colorado. PEC is considering the purchase of additional properties for use in its timeshare operations.

         PEC's Ramada Vacation Suites at Las Vegas, formerly known as The Grand Flamingo Club, includes 30 buildings with a total of 429 studio units and 1 and 2 bedroom units which have been converted for sale as 21,879 timeshare interests, of which 4,212 remained available for sale as of August 31, 1996. The resort is in close proximity to the strip in Las Vegas and features swimming pools and other amenities. PEC is in the process of converting additional adjacent properties it owns. PEC has recently completed the expansion of the common areas to include an expanded lobby, convenience store and expanded sales facilities. At August 31, 1996, a total of 5 buildings containing 64 units were under conversion to timeshare interests.

         The Ramada Vacation Suites at Reno, formerly known as the Reno Spa Resort, consists of a 95-unit hotel that has been converted for sale as 4,845 timeshare interests, of which 626 remained available for sale as of August 31, 1996. The resort features an indoor swimming pool, exercise facilities, sauna, jacuzzi and sundeck.

         PEC's White Sands Waikiki is an 80-unit hotel consisting of three buildings that have been converted for sale as 4,160 timeshare interests, of which 467 remained available for sale as of August 31, 1996. The hotel is currently being renamed Ramada Vacation Suites at Honolulu. The resort is within walking distance of a public beach and features a swimming pool and jacuzzi. PEC holds the buildings, equipment and furnishings under a land lease expiring in March 2010, under which PEC makes annual rental payments of approximately $192,000.

         The Ramada Vacation Suites on Brigantine Beach consists of a 91-unit hotel and a 17-unit three story building, formerly known as the Brigantine Inn and the Brigantine Villas, respectively, that have been converted for sale as 5,508 timeshare interests, of which 519 remained available for sale as of August 31, 1996. The resort is situated on beachfront property in close proximity to Atlantic City, New Jersey and features an enclosed swimming pool, cocktail lounge, bar and restaurant.

         The Ramada Vacation Suites at Steamboat Springs consists of 60 one and two bedroom units, which have been converted for sale as 3,060 timeshare interests. Of these, 1,813 remained available for sale as of August 31, 1996. PEC acquired this condominium resort in 1994 and completed the conversion in
1995.   PEC has constructed a 5,500-square foot amenities building at this facility which features a lobby, front desk, spa and sauna.

         The Ramada Vacation Suites at Indian Shores, formerly known as the Aloha Bay Apartments, consists of a two building complex, that has been recently converted into a total of 32 one and two bedroom units to be sold as 1,632 timeshare interests. The Resort is located on the intercoastal waterway and is in close proximity to Tampa, Florida. The timeshare interests became available for sale upon completion of improvements and registration with the state of Florida, which occurred in September, 1996.

         The Ramada Vacation Suites of Orlando, formerly known as Ramada Suites at Tango Bay, consists of a 7 building complex, that upon conversion will consist of a total of 102 units to be sold as 5,202 timeshare interests. The resort is in Orlando, Florida. The timeshare interests will be available for sale upon completion of the first phase of improvements and registration with the state of Florida, which is expected to be completed by the summer of 1997.

         The Ramada Vacation Suites - Hilltop, formerly known as The Overlook Lodge, is a 117-room complex complete with indoor swimming pool, restaurant, cocktail lounge and meeting room facilities. Upon conversion, the complex will consist of 56 one and two-bedroom units to be sold as 2,856 timeshare interests. The resort is located in Steamboat Springs, Colorado, in close proximity to the area's ski slopes and attractions. The timeshare interests will be available for sale upon completion of improvements and registration with the state of Colorado, which is expected to be completed by the fall of 1997.

         The following table set forth certain information regarding the timeshare interests at the Company's resort properties:


                                                                                                      STEAMBOAT
                                     LAS VEGAS         RENO        WAIKIKI          BRIGANTINE         SPRINGS     TOTAL
                                     ---------      ----------     -------          ----------        ---------   -------
 Maximum number of timeshare
   interests                           21,879        4,845         4,160               5,508         3,060        39,452
 Net number of timeshare
   interests sold through
   August 31, 1996                     17,667        4,219         3,693               4,989(1)      1,247        31,815

 Number of timeshare
   interests available for
   sale at August 31, 1996              4,212          626           467                 519         1,813         7,637
 Percent sold through
   August 31, 1996                         81%          87%           89%                 91%           41%           81%

 Number of timeshare
  interests sold during
  the year ended August
  31, 1996                              4,068          585           648                  90         1,591         6,982

 Number of timeshare
  interests reacquired
  during the year ended
  August 31, 1996 through:
   Contract cancellations                694          213           122                   89            98         1,216

   Exchanges                           2,003          391           350                   81           480         3,305

   Acquired for unpaid
     maintenance fees                    173           44           160                   27             -           404
                                   ---------    ---------     ---------            ---------     ---------     ---------
     Total number of
       timeshare interests
       reacquired                      2,870          648           632                  197           578         4,925
                                   ---------    ---------     ---------            ---------     ---------     ---------
 Net number of timeshare
   interests sold
   (reacquired) during the
   year ended August 31, 1996          1,198          (63)           16                 (107)        1,013         2,057
 Additional timeshare
   interests under
   development (2)                     3,624            -             -                    -             -             -

 Sales prices of timeshare
   interests available at
   August 31, 1996 range
   From                           $    6,150        6,250         3,950                5,150         6,950           N/A
   To                             $   15,000        9,850         5,950               15,450        23,950           N/A

---------------------------------

(1)      4,823 timeshare interests were sold by the prior developer.

(2) PEC recently purchased additional units to be converted to timeshare interests, and are not included above. In Nevada, the addition was 64 units to be converted into 3,264 timeshare interests. In Florida, the addition was 134 units to be converted into 6,834 timeshare interests. In Colorado, the addition was 56 units to be converted into 2,856 timeshare interests.

         For the fiscal years ended August 31, 1996, 1995, and 1994 PEC's consolidated revenue from sales of timeshare interests was $27.8 million, $20.7 million and $19.5 million, respectively, representing approximately 47.5%, 37.7% and 43.1% of total revenues, respectively.

         RCI EXCHANGE NETWORK

         The attractiveness of timeshare interest ownership in resorts is enhanced significantly by the availability of exchange networks allowing owners to exchange their occupancy right in the resort in which they own an interest for an occupancy right in another participating network resort. Several companies, including Resorts Condominiums International (RCI), provide broad based timeshare interest exchange networks, and PEC has qualified its resort properties for participation in the RCI network.

         RCI has a total of more than 2,983 participating resort facilities located worldwide. Approximately 41.8% of the participating facilities are located in the United States and Canada. The cost of the annual subscription renewal fee in RCI, which is at the option and expense of PEC's customers, is approximately $67 per year. Membership in RCI entitles PEC's customers, based upon availability, trading power and the payment of a variable exchange fee to RCI, to exchange their occupancy right in the resort in which they own an interest for an occupancy right at the same or a different time in another participating resort of equal trading power.

         OWNERS' ASSOCIATIONS AND PROPERTY MANAGEMENT

         PEC's resort properties require ongoing management services. Independent not-for-profit corporations known as Owners' Associations have been established to administer each of PEC's resorts other than the resort in Honolulu. PEC's resort in Honolulu is administered by the White Sands Resort Club, a division of PEC together with the Owners' Associations
(Associations). Owners of timeshare interests in each of these resorts are responsible for the payment of annual assessment fees to the respective Association, which are intended to fund all of the operating expenses at the resort facilities and accumulate reserves for replacement of furnishings, fixtures and equipment, and building maintenance. Annual assessment fees for 1996 ranged from $258 to $445. PEC has in the past financed budget deficits of the Associations, but is not obligated to do so in the future.

         If the owner of a timeshare interest defaults in the payments of the annual assessment fee, the Association may impose a lien on the related timeshare interest. PEC has agreed to pay to the Associations the annual assessment fees of timeshare interest owners who are delinquent with respect to such fees, but have paid PEC in full for their timeshare interest. In exchange for the payment by PEC of such fees, the Associations assign their liens for non-payment on the respective timeshare interests to PEC. In the event the timeshare interest holder does not satisfy the lien after having an opportunity to do so, PEC typically acquires a quitclaim deed or forecloses on and acquires the timeshare interest for the amount of the lien and any foreclosure costs.

         PEC has entered into management arrangements with the Associations pursuant to which PEC receives annual management and administrative fees in exchange for providing or arranging for various property management services, such as bookkeeping, staffing, budgeting, maintenance, and housekeeping services. The management arrangements are typically for initial terms ranging from three to five years, and automatically renew for successive additional one year terms unless canceled by the Association. No management arrangement has been canceled to date. The Company believes that proper management is important for maintaining customer satisfaction and protecting PEC's investment in its inventory of unsold timeshare interests.

         LAND SALES

         PEC is engaged in the retail sale of land in Nevada and Colorado for residential, commercial, industrial and recreational use. PEC acquires lots and large tracts of unimproved land and then subdivides the land into lots and parcels for retail sale. Residential lots range in size from one-quarter acre to one and one-half acres, while commercial and industrial lots vary in size. PEC's residential lots range in price from $11,500 to $46,500, commercial lots range in price from $17,000 to $76,500 and industrial lots range in price from $16,750 to $45,750. Improvements such as roads and utilities and, in some cases, amenities are typically part of the development program in Nevada. During fiscal 1996, 1995 and 1994, PEC sold 1,617, 1,467 and 1,699 residential lots, and 30, 51 and 61 commercial and industrial lots, respectively. PEC has a continuing program to plat the properties that it owns. Purchasers of lots and parcels frequently exchange their property after the initial purchase for other property interests offered by PEC. Additionally,

PEC is required from time to time to cancel the purchase of lots and parcels as a result of payment defaults or customer cancellations following inspections of the property and pursuant to contractual provisions.

         A substantial portion of PEC's sales of retail lots and land parcels have been in its Calvada subdivisions, containing approximately 30,000 lots in the Pahrump Valley, Nye County, Nevada, located approximately 60 miles from Las Vegas. The lots are designated single family residential, multiple family residential, mobile home, hotel/motel, industrial or commercial. PEC owns a public utility company that provides water and sewer service to portions of the subdivisions and two golf courses that are available to property owners and the public. The community of Pahrump has a population estimated at approximately 23,000 and contains an urgent care medical facility, shopping, fast food restaurants, hotel/casino facilities and several schools.

         The following table illustrates certain statistics regarding the Pahrump Valley subdivisions:

                 Number of acres acquired since 1969                                                      18,614
                 Number of lots platted                                                                   29,246
                 Net number of lots sold through August 31, 1996                                          28,970
                 Percent of lots sold through August 31, 1996                                                 99%
                 Number of platted lots available for sale at August 31, 1996                                305
                 Number of acres available for platting                                                      205
                 Number of lots to be platted                                                                581

                 FOR THE YEAR ENDED AUGUST 31, 1996:
                 -----------------------------------
                 Number of lots sold                                                                       1,648
                 Number of lots canceled                                                                     452
                 Number of lots exchanged                                                                    710
                                                                                                       ---------
                 Number of lots sold, net of cancellations and exchanges                                     486
                                                                                                       =========

         Central Nevada Utilities Company, a wholly-owned subsidiary of PEC, operates a public sewer and water utility for portions of PEC's Nevada subdivisions and certain other properties located within that subsidiary's certificated service area (which is subject to the regulation of the Nevada Public Service Commission).

         PEC also sells larger unimproved tracts of land in Colorado. PEC has acquired unimproved land in Huerfano County, Colorado, which is being sold for recreational use in parcels of at least 35 acres and at prices ranging from $11,000 to $42,750 depending on location and size. These parcels are sold without any planned improvements and without water rights, which have been reserved by PEC. Substantially all of the parcels have been sold, with approximately 120 parcels remaining in inventory.

         PEC has also acquired improved and unimproved land in Park County, Colorado, which is being sold for recreational use in parcels typically ranging in size from five to nine acres or larger and at prices ranging from $12,000 to $29,995. These parcels are sold without any planned improvements, except for a recreational facility which includes a basketball court, baseball field and picnic facilities.

         The following table illustrates certain statistics regarding the parcels in Huerfano and Park Counties, Colorado:

                 Number of acres acquired since 1969                                                      51,474
                 Number of parcels platted                                                                 2,952
                 Net number of parcels sold through August 31, 1996                                        2,718
                 Percent of parcels sold through August 31, 1996                                              92%
                 Number of platted parcels available for sale at August 31, 1996                             234

                 FOR THE YEAR ENDED AUGUST 31, 1996:
                 -----------------------------------
                 Number of parcels sold                                                                      870
                 Number of parcels canceled                                                                  276
                 Number of parcels exchanged                                                                 454
                                                                                                       ---------
                 Number of lots sold, net of cancellations and exchanges                                     140
                                                                                                       =========

         For the fiscal years ended August 31, 1996, 1995 and 1994, PEC's net revenue from land sales was approximately $18 million, $20.8 million and $13.5 million, respectively, representing approximately 30.7%, 38% and 29.9% of total revenues, respectively.

         TRUST ARRANGEMENTS

         Title to certain of PEC's resort properties and land parcels in Huerfano County, Colorado is held in trust by trustees in order to meet regulatory requirements applicable at the time of commencement of sales. Trustees administer the collection of certain of PEC's notes receivable, collect the proceeds generated by the sale of timeshare interests and the annual assessment fees from timeshare interest owners and retain funds for the payment of insurance, taxes and capital improvements. The trustee pays the balance of the collections on timeshare projects over to PEC on a regular basis, after deducting certain impounds, provided that annual assessment fees have been disbursed by PEC according to a budget submitted by PEC. Under the trust and management agreements, PEC has the exclusive rights to the control and management of the facilities held in trust.

         CUSTOMER FINANCING

         PEC provides financing to virtually all the purchasers of its timeshare interests, retail lots and land parcels, most of whom make a down payment equal to at least 10% of the purchase price. The financing is generally evidenced by non-recourse installment sale contracts as well as notes secured by deeds of trust. The term of the financing generally ranges from two to ten years with principal and interest payable monthly in level payments. Interest rates are fixed and generally range from 0% to 16% per year based on prevailing market rates and the amount of the down payment made relative to the sales price. PEC has a sales program whereby no stated interest is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 24 or fewer monthly payments. PEC believes its financing is attractive to purchasers who find it convenient to handle all facets of the purchase through a single source. At August 31, 1996, PEC had a
serviced  portfolio of           18,408 notes receivable relating to sales of
timeshare interests and land, which receivables had an aggregate outstanding principal balance of $120.5 million, a weighted average maturity of approximately 6.6 years and a weighted average interest rate of 11.5%.

         PEC has financing arrangements with four institutional lenders for the financing of customer receivables, which provide for borrowings of up to an aggregate of $109.5 million. These lines of credit bear interest at variable rates tied to the prime rate and are secured by timeshare and land receivables and inventory. At August 31, 1996, an aggregate of $59.3 million was outstanding under such lines of credit and $43.2 million was available for borrowing. PEC periodically sells its timeshare and land receivables to various third party purchasers and uses a portion of the sales proceeds to reduce the outstanding balances of its lines of credit, thereby increasing the borrowing availability under such lines by the amount of prepayment. The sales have been for yields to the purchaser less than the weighted average yield on the receivables, with PEC entitled to retain the difference. The sales agreements generally provide for PEC to continue servicing the sold receivables, and require that PEC repurchase or replace accounts that have become more than 90 days contractually delinquent, or as to which certain warranties and representations are determined to be incorrect. In addition, the sales agreements generally require the maintenance of cash reserve accounts for losses and contain minimum net worth requirements and other covenants, the non-compliance with which would allow the purchaser to replace PEC as the servicer. The sales agreements for timeshare receivables contain covenants that generally require PEC to use its best efforts to remain the manager of the related resorts, and to cause the homeowners associations to maintain appropriate insurance and pay real estate taxes. Performance by PEC of such covenants generally are guaranteed by the Company. The following table sets forth the principal balances of receivables sold by PEC in the periods indicated (thousands of dollars):

                                             YEAR ENDED AUGUST 31,
                            -------------------------------------------------------
                                 1996                1995                1994
                            --------------      --------------       --------------
                               $16,003            $32,517                $23,993

         At August 31, 1996, PEC was contingently liable to replace or repurchase receivables sold with recourse in the aggregate amount of $69.6 million, if and as such receivables become delinquent. PEC generally writes off or fully reserves all receivables that are more than 90 days delinquent. The following table sets forth information with respect to receivables owned and sold that were more than 60 but less than 90 days delinquent as of the dates indicated (thousands of dollars):


                                                                       AUGUST 31,
                                           --------------------------------------------------------------------
                                               1996         1995         1994          1993          1992
                                           ------------ ------------- ------------  ------------ -------------
60-day delinquent                            $2,547       $2,330        $2,144       $2,930        $3,749
Total receivables                          $128,299     $120,675      $109,360     $103,280      $101,234
60-day delinquency percentage                  1.99%        1.93%         1.96%        2.84%         3.70%


         PEC provides an allowance for cancellation at the time it recognizes revenues from sales of timeshare interests, which PEC believes, based on its experience and its analysis of economic conditions, will be adequate to absorb losses on receivables that become uncollectible. Upon the sale of the receivables, the allowance related to those receivables is reduced and the future estimated contingency for notes receivables sold with recourse is appropriately increased.

          MARKETING

         PEC markets timeshare interests and land through on-site and off-site sales offices. PEC's sales staff of 339 persons receive commissions based on net sales volume. PEC maintains fully-staffed on-site sales offices at its timeshare properties in Las Vegas and Reno, Nevada, and Steamboat Springs, Colorado, as well as the Las Vegas principal offices, and at its land projects in Nevada and Colorado. At its other timeshare properties, PEC maintains smaller on-site sales offices staffed with one to two sales persons. PEC also maintains off-site sales offices in West Covina, California; San Diego, California; Dallas, Texas; and Denver, Colorado. PEC is exploring additional locations for off-site sales offices. PEC's marketing efforts are targeted primarily at tourists meeting its customer profile. Currently, approximately 63% of sales are made through the Las Vegas sales office. One of the principal sales techniques utilized by PEC in Las Vegas is to offer pre- screened potential customers a gift such as show tickets in exchange for attending PEC's sales presentations. The marketing techniques utilized at PEC's sales offices at locations other than Las Vegas include (i) exhibition booths located at shows, fairs and other attractions, that generate inquiries from prospective customers, whom PEC then contacts by telephone, (ii) referrals from existing customers, (iii) limited direct mail programs, and (iv) brokers specializing in lead generation. Various premiums and inducements are offered to prospective customers to obtain their attendance at sales presentations, primarily the offer of short term accommodations at certain of PEC's timeshare resorts.

         As part of its marketing strategy, PEC maintains an internal exchange program. This program enables owners of PEC's timeshare interests to exchange their occupancy right in the resort in which they own an interest for an occupancy right at the same or a different time in another of PEC's timeshare resorts. In addition, PEC has a sales program pursuant to which purchasers of its timeshare interests, retail lots and land may exchange their equity interests in one property for an interest in another of PEC's properties. For example, a purchaser of a timeshare interest in one of PEC's timeshare resorts may exchange his equity interest for an interest in a different unit within the same resort, for an interest in one of PEC's other resorts or for a retail lot or land parcel.

         The agreement of sale for a timeshare interest or land may be rescinded within various statutory rescission periods. For land sales made at a location other than the property, the customer may generally cancel the contract within a specified period, usually five months from the date of purchase, provided that the contract is not in default, and provided the customer has completed a developer guided inspection and tour of the subject property first, and then requests the cancellation. At August 31, 1996, $131,975 of recognized sales remained subject to such cancellation. If a customer defaults after all rescission and cancellation periods have expired, all payments are generally retained by PEC, and the customer forfeits all rights to the property.

COMPETITION

         The consumer finance, timeshare and real estate industries are highly competitive. Competitors in the home improvement and debt consolidation loan business include mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Competitors in the timeshare and real estate business include hotels, other timeshare properties and real estate properties. Certain of the Company's competitors are substantially larger and have more capital and other resources than the Company.

         MMC faces substantial competition within both the home improvement and debt consolidation loan industry. The home improvement and debt consolidation loan industry is dominated by widely diversified mortgage banking companies, commercial banks, savings and loan institutions, credit card companies, financial service affiliates of dealers and unregulated financial service companies, many of which have substantially greater personnel and financial resources than those of MMC. At present, these types of competitors dominate the home improvement and debt consolidation loan industry; however, no one lender or group of lenders dominates the industry. According to a report issued by HUD, MMC was the fourth largest lender of Title I Loans, based on volume of loans originated, for the quarter ended June 30, 1996. Due to the variance in the estimates of the size of the conventional home improvement loan market, MMC is unable to accurately estimate its competitive position in that market. MMC believes that Greentree Financial Corp., The Money Store, First Plus Financial Inc., Associates First Capital Corporation and Empire Funding Corp. are some of its largest direct competitors. MMC competes principally by providing prompt, professional service to its Correspondents and Dealers and, depending on circumstances, by providing competitive lending rates.

         Competition can take many forms including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, and interest rates. In addition, the current level of gains realized by MMC and its existing competitors on the sale of loans could attract additional competitors into this market with the possible effect of lowering gains on future loan sales owing to increased loan origination competition.

         PEC's timeshare plans compete directly with many other timeshare plans, some of which are in facilities located in Las Vegas, Reno, Lake Tahoe, Honolulu, Atlantic City, Orlando, Tampa, and Steamboat Springs. In recent years, several major lodging, hospitality and entertainment companies have begun to develop and market timeshare properties. In addition, PEC competes with condominium projects and with traditional hotel accommodations in these areas. Certain of these competing projects and accommodations are larger and more luxurious than PEC's facilities. There are currently available approximately 95,000 hotel and motel rooms in Las Vegas, Nevada, 36,000 in Honolulu, Hawaii, 20,600 in Washoe County, Nevada, which includes Reno and Lake Tahoe, 23,400 in Atlantic City, New Jersey and 1,366 in Steamboat Springs, Colorado.

ENVIRONMENTAL REGULATION

         Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or chemical releases at such property, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. Such laws typically impose cleanup responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not the facility is owned or operated by such person. In addition, the owner or former owners of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

GOVERNMENT REGULATION

         The Company's consumer finance, timeshare and real estate operations are subject to extensive regulation, suspension and licensing by federal and state authorities. The following is a summary of the regulations applicable to the Company.

         MMC's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), ECOA, the Fair Credit Reporting Act of 1970, as amended, RESPA and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the Housing Act, as well as other federal and state statutes and regulations affecting MMC's activities. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnifications or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcements actions.

         TITLE I LOAN AND CONSUMER FINANCING

         MMC presently is subject to the rules and regulations of, and examinations by, HUD, FHA and other federal and state regulatory authorities with respect to originating, underwriting, funding, acquiring, selling and servicing consumer and mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for loans, prohibit discrimination, provide for inspection and appraisals of properties, require credit reports on prospective borrowers, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. MMC is required to submit annual audited financial statements to various governmental regulatory agencies that require the maintenance of specified net worth levels. MMC's affairs are also subject to examination, at all times, by the Federal Housing Commissioner to assure compliance with FHA regulations, policies and procedures. For more information regarding regulation of MMC under Title I, see "Title I Loan Program."

         MMC is a HUD approved Title I mortgage lender and is subject to the supervision of HUD. MMC is also a FNMA approved seller/servicer and is subject to the supervision of FNMA. In addition, MMC's operations are subject to supervision by state authorities (typically state banking or consumer credit authorities), many of which generally require that MMC be licensed to conduct its business. This normally requires state examinations and reporting requirements on an annual basis.

         The Federal Consumer Credit Protection Act (FCCPA) requires a written statement showing an annual percentage rate of finance charges and requires that other information be presented to debtors when consumer credit contracts are executed. The Fair Credit Reporting Act requires certain disclosures to applicants concerning information that is used as a basis for denial of credit. ECOA prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, marital status, race, color, religion, national origin, age, derivation of income from public assistance program, or the good faith exercise of a right under the FCCPA.

         The interest rates which MMC may charge on its loans are subject to state usury laws, which specify the maximum rate which may be charged to consumers. In addition, both federal and state truth-in-lending regulations require that MMC disclose to its customers prior to execution of the loans, all material terms and conditions of the financing, including the payment schedule and total obligation under the loans. MMC believes that it is in compliance in all material respects with such regulations.

         TIMESHARE REGULATION

         Nevada Revised Statutes Chapter 119A requires the Company to give each customer a Public Offering Statement that discloses all aspects of the timeshare program, including the terms and conditions of sale, the common facilities, the costs to operate and maintain common facilities, the Company's history and all services and facilities available to the purchasers. Section 514E of Hawaii Revised Statutes provides for similar information to be provided to all prospective purchasers through the use of the Hawaii Disclosure Statement. Section 11000, et seq., of the California Business and Professions Code also provides for similar information to be provided to all prospective purchasers through the use of an Out-of-State Time Share Permit issued by the California Department of Real Estate. Section 45 of the New Jersey Statutes Annotated provides for similar information to be provided to all prospective purchasers through the use of a Public Offering Statement. Title 12, Article 61 of the Colorado Revised Statutes provides for similar information to be provided to all prospective purchasers, in their contracts of sales or by separate written documents. Nevada and Colorado require a five day rescission period for all timeshare purchasers. The rescission period required by Hawaii and New Jersey is seven days. The rescission period required by Florida is ten days. The rescission period in California for out-of-state sales is five days. The Nevada, California, New Jersey, Hawaii, Colorado and Florida timeshare statutes have stringent restrictions on sales and advertising practices and require the Company to utilize licensed sales personnel.

         The Company believes that it has made all required filings with state, city and county authorities and is in material compliance with all state and local regulations governing sales of timeshare interests. The Company believes that such regulations have not had a material adverse effect on any phase of the Company's operations, including the over-all cost of acquiring property. Compliance with or changes in official interpretations of regulations might, however, impose additional compliance costs on the Company that cannot be predicted.

         REAL ESTATE REGULATION

         The real estate industry is subject to extensive regulation. The Company is subject to compliance with various federal, state and local environmental, zoning and other statutes and regulations regarding the acquisition, subdivision, development and sale of real estate and various aspects of its financing operations. The Interstate Land Sales Full Disclosure Act establishes strict guidelines with respect to the subdivision and sale of land in interstate commerce. HUD has enforcement powers with respect to this statute. In many instances, (e.g., Huerfano County, Colorado land sales) the Company has been exempt from HUD registration requirements because of the size or number of the subdivided parcels and the limited nature or type of its offerings. The Company registers its timeshare properties with various state agencies. The Company must disclose financial information concerning the property, evidence of title, a description of the intended manner of offering, proposed advertising materials, and must bear the costs of such registration, which include legal and filing fees.

         The Company believes that it is in compliance in all material respects with all applicable federal, state and local regulations. The Company believes that such regulations have not had a material adverse effect on any phase of its operations. Compliance with future changes in regulations might, however, impose additional compliance costs on the Company that cannot be predicted.

         The city and county governments in areas where the Company operates have enacted licensing and other ordinances that affect timeshare projects.

EMPLOYEES

         As of August 31, 1996, the Company had 1,433 employees, of whom 1,190 were full-time employees and 243 were part-time employees. Of these, 166 were
employed full-time in consumer finance activities, including 6    executive
officers, 74 managerial and staff professional personnel, 13 marketing and sales specialists and 73 general administrative and support personnel and loan processors, and 1,256 were employed in timeshare and real estate activities, including 661 sales and marketing officers and personnel, 213 general and administrative officers, managers and support staff, 382 hotel personnel, and 11 utility company personnel. None of the Company's employees are represented by a collective bargaining unit. The Company believes that its relations with its employees are satisfactory.

ITEM 2.     PROPERTIES

         At August 31, 1996, the Company had 305 residential, commercial and industrial lots, 234 recreational land parcels, 190 recreational vehicle pads, and 7,637 timeshare interests in its inventory. In addition, the Company maintains the following properties:

         The Company's principal executive offices are located at 4310 Paradise Road, Las Vegas, Nevada 89109, where it occupies approximately 31,000 square feet of office space in a building it owns. Title to the property is held by the Company.

         The Company has acquired a second office building located in Las Vegas, Nevada. The building is approximately 60,000 square feet, of which the Company initially intends to occupy approximately 30,000 square feet. The remaining approximately 30,000 square feet will be leased to tenants on a short term basis.

         The Company leases an executive office at 1125 N.E. 125th Street in North Miami, Florida, comprising approximately 3,200 square feet, at a rental of $2,400 per month. The lease expires in August 1998.

         MMC leases 45,950 square feet of office space at 1000 Parkwood Circle, Atlanta, Georgia. This lease is for an initial six year term expiring August 2002 with a conditional option to extend the term to August 2007 at a monthly rental of $73,711 with 2% annual increases. MMC also leases 10,478 square feet of office space in Atlanta, Georgia, at a rental of $13,193 per month, pursuant to a lease that expires in March 1999.

         The Company leases various other facilities on a short-term or month to month basis for off-site sales offices and lending offices in various cities throughout the United States.

ITEM 3.     LEGAL PROCEEDINGS

         In the matter of the PEC Apartment Subsidiaries litigation previously reported upon, an order for judgment of $3,346,000 was rendered against PEC on its limited guaranty, in connection with the defendants' counterclaim. Pursuant to a stipulation between the parties dated as of May 15, 1995, PEC paid the amount of $2,900,000 on June 15, 1995 in full settlement of this matter. Because the reserve recorded in the financial statements of the Company exceeded the amount of the settlement, the Company recognized a gain on discontinued operations of $1,323,000.

         On July 5, 1995, Pahrump Valley Vineyards, Inc. filed a complaint in the 5th Judicial District Court, Nye County, Nevada, against CNUC, a subsidiary of PEC. The plaintiff claimed compensatory damages in excess of $25,000 in each of 4 counts alleging trespass, nuisance, negligence and breach of contract for the alleged supplying of contaminated water by CNUC to the plaintiff, and also prayed for punitive damages in excess of $25,000. Following discovery, PEC's insurance carrier settled the case by payment of $35,000 to the plaintiffs.

         Following the Company's November 10, 1995 announcement disclosing certain accounting adjustments, an action was filed on November 13, 1995, in the United States District Court, District of Nevada by Christopher Dunleavy, as a purported class action against the Company, certain of the Company's officers and directors and the Company's independent auditors. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the preparation and issuance of certain of the Company's financial reports issued in 1994 and 1995, including certain financial statements reported on by the Company's independent auditors. The complaint also alleges that one of the director defendants violated the federal securities laws by engaging in "insider trading." The named plaintiff seeks to represent a class consisting of purchasers of the Company's Common stock between January 14, 1994 and November 9, 1995, and seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the court may deem just and proper. The Company believes that it has substantial defenses to the action, however, the Company presently cannot predict the outcome of this matter.

         On November 16, 1995, a second action was filed in the United States District Court for the District of Nevada by Alan Peyser as a purported class action against the Company and certain of its officers and directors, which was served on the Company on December 20, 1995. The complaint alleges, among other things, that the defendants violated the federal securities laws by making statements and issuing certain financial reports in 1994 and 1995 that overstated the Company's earnings and business prospects. The named plaintiff seeks to represent a class consisting of purchasers of the Company's common stock between November 28, 1994 and November 9,

1995. The complaint seeks damages in an unspecified amount, cost, attorney's fees and such other relief as the Court may deem just and proper. The Company believes that it has substantial defenses to the action, however, the Company presently cannot predict the outcome of this matter.

         On or about June 10, 1996, the Dunleavy Action and Peyser Action were consolidated under the caption "In re Mego Financial Corp. Securities Litigation," Master File No. CV-9-95-01082-LD (RLJ), pursuant to a stipulation by the parties. On or about July 26, 1996, Michael Nadler filed a motion in the above matter requesting that he be added as a class representative and that his attorney be added as additional counsel for the class. On or about August 26, 1996, a Motion in Opposition to the motion to add a class representative was filed by the Company and certain other defendants. Neither motion has been heard or decided by the court.

         In the general course of business the Company, at various times, has been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the business or financial condition of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended August 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

         The Company's common stock is traded in the over-the-counter market and since April 1, 1994, prices have been quoted on the Nasdaq National Market, under the symbol MEGO. Prior to April 1, 1994, the common stock was quoted on the Nasdaq Small Cap Market (the "NSCM") under the symbol MEGO and, prior to May 1, 1994, was traded on the Boston Stock Exchange under the symbol MGO. The following table sets forth the high and low sales prices of the common stock as reported on the Nasdaq National Market:

                                                                                  High             Low
                                                                             --------------   --------------
                 FISCAL YEAR 1995:
                 -----------------
                   First Quarter                                                  $4 3/4           $3 1/4
                   Second Quarter                                                  4 5/8            3 3/4
                   Third Quarter                                                       7          3 11/16
                   Fourth Quarter                                                 10 3/8          6 11/16

                 FISCAL YEAR 1996:
                 -----------------
                   First Quarter                                                 $11 1/8           $4 1/2
                   Second Quarter                                                  8 5/8                6
                   Third Quarter                                                   9 3/4            7 3/4
                   Fourth Quarter                                                  9 3/8            5 3/8

                 FISCAL YEAR 1997:
                 -----------------
                   First Quarter (through November 8, 1996)                         $10            $5 5/8


         As of November 8, 1996, there were 2,596 holders of record of the 18,433,121 outstanding shares of common stock. The closing sales price for the common stock on November 8, 1996 was $9.25.

         The Company did not pay any dividends on the common stock during the fiscal years ended August 31, 1996 and 1995. The Company intends to retain future earnings for the operation and expansion of its business and does not currently anticipate paying cash dividends on the common stock. Any future determination as to the payment of such cash dividends would depend on a number of factors including future earnings, results of operations, capital requirements, the Company's financial condition and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors might deem relevant. No assurance can be given that the Company will pay any dividends in the future.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

         The selected Income Statement Data and Balance Sheet Data set forth below have been derived from the consolidated financial statements of the Company. The consolidated financial statements as of August 31, 1996, 1995, and 1994 and for each of the three years in the period ended August 31, 1996 have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere herein. The consolidated financial statements as of August 31, 1993 and 1992 and for each of the two years in the period ended August 31, 1993 have been audited by Deloitte & Touche LLP, independent auditors, and are not included herein.

         The selected financial information set forth below should be read in conjunction with the consolidated financial statements, the related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein (thousands of dollars):


                                                                  YEAR ENDED AUGUST 31,
                                            ---------------------------------------------------------------
                                              1996          1995        1994         1993          1992
                                            -------       -------     --------     ---------    -----------
 OPERATING INCOME (LOSS) BY SUBSIDIARIES:
 MMC:
 Revenues:
 Gain on sale of loans                      $17,994       $12,233         $579      $      -      $      -
 Net unrealized gain on mortgage related
   securities                                 2,697             -            -             -             -
 Interest income, net of interest expense       988           473          172             -             -
 Loan servicing income                        3,348           873            -             -             -
                                          ---------     ---------    ---------     ---------     ---------
 Total revenues                              25,027        13,579          751             -             -
 Total costs and expenses                    13,872         7,660        2,262             -             -
                                          ---------     ---------    ---------     ---------     ---------
 Operating income (loss)                    $11,155        $5,919      $(1,511)     $      -      $      -
                                          =========     =========    =========     =========     =========
 PEC:
 Revenues:
 Timeshare and land sales, net              $45,746       $41,494      $33,055       $34,933       $28,439
 Gain on sale of receivables                  1,116         1,586          875           631             -
 Interest income                              6,560         6,838        7,914         8,238         8,175
 Other                                        5,115         4,898        3,463         3,630         2,729
                                          ---------     ---------    ---------     ---------     ---------
 Total revenues                              58,537        54,816       45,307        47,432        39,343
 Total costs and expenses                    57,200        46,510       39,756        41,844        36,188
                                          ---------     ---------    ---------     ---------     ---------
 Operating income                            $1,337        $8,306       $5,551        $5,588        $3,155
                                          =========     =========    =========     =========     =========
 INCOME STATEMENT DATA:
 Consolidated operating income from
   subsidiaries                             $12,492       $14,225       $4,040        $5,588        $3,155
 Payments to assignors                            -        (7,252)      (8,526)       (4,632)       (3,325)
 Other income (expense), net                 (4,474)       (2,786)        (527)          409         1,509
                                          ---------     ---------    ---------     ---------     ---------
 Income (loss) from continuing operations
   before income taxes                        8,018         4,187       (5,013)        1,365         1,339
 Income taxes                                 3,167         3,293          761         2,218         2,382
                                          ---------     ---------    ---------     ---------     ---------
 Income (loss) from continuing operations     4,851           894       (5,774)         (853)       (1,043)
 Income from discontinued operations              -           873            -             -             -
                                          ---------     ---------    ---------     ---------     ---------
 Income (loss) before minority interest       4,851         1,767       (5,774)         (853)       (1,043)
 Minority interest in income of 80%-owned
   subsidiary                                     -             -            -           126            63
                                          ---------     ---------    ---------     ---------     ---------
 Net income (loss)                            4,851         1,767       (5,774)         (979)       (1,106)
 Cumulative preferred stock dividends           240           360          360             -             -
                                          ---------     ---------    ---------     ---------     ---------
 Net income (loss) applicable to common
   stock                                     $4,611        $1,407      $(6,134)        $(979)      $(1,106)
                                          =========     =========    =========     =========     =========

                                                                    YEAR ENDED AUGUST 31,
                                           --------------------------------------------------------------------
                                                1996         1995        1994         1993          1992
                                           ------------ ------------- ------------  ------------ --------------
 EARNINGS (LOSS) PER SHARE:
   Primary:
     Income (loss) from continuing
       operations, net of minority interest        $.24          $.03        $(.34)        $(.06)        $(.07)
     Income from discontinued operations              -           .05            -             -             -
                                              ---------     ---------    ---------     ---------     ---------
     Net income (loss)                             $.24          $.08        $(.34)        $(.06)        $(.07)
                                              =========     =========    =========     =========     =========
     Weighted average number of shares
       outstanding (thousands)                   19,087        18,087       17,820        17,145        16,701
                                              =========     =========    =========     =========     =========
   Fully diluted:
     Income from continuing operations, net
       of minority interest                        $.24          $.02
     Income from discontinued operations           -              .05
                                              ---------     ---------
     Net income                                    $.24          $.07
                                              =========     =========
     Weighted average number of shares
       outstanding (thousands)                   19,087        18,939
                                              =========     =========


                                                                       AUGUST 31,
                                           -------------------------------------------------------------------
                                              1996          1995         1994          1993          1992
                                           ------------ ------------- ------------  ------------ -------------
                                                                    (THOUSANDS OF DOLLARS)
 BALANCE SHEET DATA:
   Total assets                            $165,597      $112,757      $88,302       $91,153       $88,937
   Total liabilities                        130,055        81,175       68,779        66,144        65,412
   Minority interest                              -             -            -             -         1,619
   Subordinated debt                          9,691         9,352            -             -             -
   Redeemable preferred stock                     -         3,000        3,000         3,000             -
   Total stockholders' equity                25,851        19,230       16,523        22,009        21,906

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, contained elsewhere herein.

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

MMC

         MMC began originating loans on March 1, 1994 and, accordingly, MMC's results of operations for the years ended August 31, 1996 and 1995 include full years' of operations, while results for the year ended August 31, 1994 include only six months of loan originations.

         MMC recognizes revenue from the gain on sale of loans, interest income and servicing income. Interest income, net, represents the interest received on loans in MMC's portfolio prior to their sale, net of interest paid under its credit agreements. MMC continues to service all loans sold to date. Net loan servicing income represents servicing fee income and other ancillary fees received for servicing loans less the amortization of capitalized mortgage servicing rights. Mortgage servicing rights are amortized over the estimated life of the future net servicing fee income.

         MMC sells its loans through whole loan sales to third party purchasers, retaining the right to service the loans and to receive any amounts in excess of the guaranteed yield to the purchasers. In addition, MMC has commenced the sale of loans through securitizations. Certain of the regular interests of the related securitizations are sold, with the interest only and residual class securities retained by MMC.

         Gain on sale of loans includes the gain on sale of mortgage related securities and loans held for sale. The gain on sale of mortgage related securities is determined by an allocation of the cost of the securities based on the relative fair value of the securities sold and the securities retained. MMC generally retains an interest only strip security and residual interest security. The fair value of the interest only strip and residual interest security is the present value of the estimated cash flows to be received after considering the effects of estimated prepayments and credit losses, net of FHA insurance recoveries. The net unrealized gain on mortgage related securities represents the difference between the allocated cost basis of the securities and the estimated fair value.

         As the holder of the residual securities, MMC is entitled to receive certain excess cash flows. These excess cash flows are calculated as the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through interest and principal to be paid to the holders of the regular securities and interest only securities, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees and (v) estimated loan pool losses. MMC's right to receive the excess cash flows is subject to the satisfaction of certain reserve requirements which are specific to each securitization and are used as a means of credit enhancement.

         MMC carries interest only and residual securities at fair value. As such, the carrying value of these securities is affected by changes in market interest rates and prepayment and loss experiences of these and similar securities. MMC estimates the fair value of the interest only and residual securities utilizing prepayment and credit loss assumptions MMC believes to be appropriate for each particular securitization. To MMC's knowledge, there is no active market for the sale of these interest only and residual securities. The range of values attributable to the factors used in determining fair value is broad. Although MMC believes that it has made reasonable estimates of the fair value of the mortgage related securities, the rate of prepayments and default rates utilized are estimates, and actual experience may vary from its estimates.

         The present value of expected net cash flows from the sale of loans is recorded at the time of sale as excess servicing rights and mortgage related securities. Excess servicing rights are amortized as a charge to income, as payments are received on the retained interest differential over the estimated life of the underlying loans. The expected cash flows used to determine the excess servicing rights asset and mortgage related securities have been reduced for potential losses, net of FHA insurance recoveries, under recourse provisions of the sales agreements. The allowance for credit losses on loans sold with recourse represents MMC's estimate of losses to be incurred in connection with the recourse provisions of the sales agreements.

         To determine the fair value of the mortgage servicing rights and excess servicing rights, MMC projects net cash flows expected to be received over the life of the loans. Such projections assume certain servicing costs, prepayment rates and credit losses. These assumptions are similar to those used by MMC to value the residual securities. As of August 31, 1996, mortgage servicing rights totaled $3.8 million, excess servicing rights totaled $12.1 million and mortgage related securities totaled $22.9 million for MMC.

         There can be no assurance that MMC's estimates used to determine the fair value of mortgage and excess servicing rights will remain appropriate for the life of the loans. If actual loan prepayments or credit losses exceed MMC's estimates, the carrying value of MMC's mortgage and excess servicing rights may have to be written down through a charge against earnings. MMC will not write up such assets to reflect slower than expected prepayments, although slower prepayments may increase future earnings as MMC will receive cash flows in excess of those anticipated.

         MMC discounts cash flows on its loan sales at the rate it believes an independent third-party purchaser would require as a rate of return. The cash flows were discounted to present value using discount rates which averaged 12% for the years ended August 31, 1996, 1995, and 1994. MMC has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its financial advisors.

         The weighted average discount rate used to determine the present value of the balance of capitalized excess servicing rights and capitalized mortgage servicing rights reflected on MMC's Statement of Financial Condition at August 31, 1996 and 1995 was approximately 12%. Capitalized excess servicing rights are amortized over the lesser of the estimated or actual remaining life of the underlying loans as an offset against the excess servicing rights component of servicing income actually received in connection with such loans.

         Although MMC believes that it has made reasonable estimates of the fair value of the mortgage related securities, the excess servicing rights and mortgage servicing rights likely to be realized, the rate of prepayment and the amount of defaults utilized by MMC are estimates and actual experience may vary from its estimates. The gain recognized by MMC upon the sale of loans and unrealized gain on mortgage related securities will have been overstated if
prepayments or defaults are greater than anticipated.   Higher levels of future
prepayments could result in excess servicing rights and mortgage servicing rights amortization expense exceeding realized excess servicing rights and mortgage servicing rights, thereby adversely affecting MMC's servicing income and resulting in a charge to earnings in the period of adjustment. Similarly, if delinquencies or liquidations were to be greater than initially assumed, excess servicing rights and mortgage servicing rights amortization would occur more quickly than originally anticipated, which would have an adverse effect on loan servicing income in the period of such adjustment. MMC periodically reviews its prepayment assumptions in relation to current rates of prepayment and, if necessary, reduces the remaining asset to the net present value of the estimated remaining future excess servicing rights. Rapid increases in interest rates or competitive pressures may result in a reduction of excess servicing income recognized by MMC upon the sale of loans in the future, thereby reducing the gains recognized by MMC upon such sales. Higher levels of prepayments than initially assumed would result in a charge to earnings in the period of adjustment.

         Increases in interest rates or higher than anticipated rates of loan prepayments or credit losses on the underlying loans of MMC's mortgage related securities or similar securities may require MMC to write down the value of such mortgage related securities and result in a material adverse impact on MMC's results of operations and financial condition. MMC is not aware of an active market for the mortgage related securities, excess servicing rights or mortgage servicing rights

         MMC continues to implement its business growth strategy through both product line and geographic diversification and expansion of its Correspondent and Dealer operations, in an effort to increase both loan origination volume and servicing volume. Implementation of this strategy has increased MMC's total assets through growth in excess servicing rights, mortgage servicing assets and mortgage related securities and has been funded through increased borrowings. While this growth has increased MMC's revenues through increased gain on sales of loans, loan servicing income and net interest income, it has also increased the general and administrative expense and provision for credit losses associated with the growth in loans originated and serviced. Continued increases in MMC's total assets and increasing earnings can continue only so long as origination volumes continue to exceed paydowns of loans serviced and previous period origination volumes. Additionally, the fair value of mortgage related securities, mortgage servicing rights and excess servicing rights owned by MMC may be adversely affected by changes in the interest rate environment which could affect the discount rate and prepayment assumptions used to value the assets. Any such adverse change in assumptions could have a material adverse effect on MMC's results of operations and financial condition.

PEC

         PEC recognizes revenue primarily from sales of timeshare interests in resort areas and land, gain on sale of receivables and interest income. PEC also sells its consumer receivables while generally retaining the servicing rights. Revenue from sales of timeshare interests and land is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for land sales. Land sales typically meet these requirements within eight to ten months from closing, and sales of timeshare interests typically meet these requirements at the time of sale. The sales price, less a provision for cancellation is recorded as revenue and the allocated cost related to such net revenue of the timeshare interest or land parcel is recorded as expense in the year that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

         Notes receivable with payment delinquencies of 90 days or more have been considered in determining the allowance for cancellation. Cancellations occur when the note receivable is determined to be uncollectible and the related collateral, if any, has been recovered. Cancellation of a note receivable in the year the revenue is recognized is accounted for as a reversal of the revenue. Cancellation of a note receivable subsequent to the year the revenue was recognized is charged to the allowance for cancellation.

         Gain on sale of notes receivable includes the present value of the differential between contractual interest rates charged to borrowers on notes receivable sold by PEC and the interest rates to be received by the purchasers of such notes receivable, after considering the effects of estimated prepayments and a normal servicing fee. PEC generally retains the servicing rights and participation in certain cash flows from the sold notes receivable. PEC generally sells its notes receivable at par value.

         The present value of expected net cash flows from the sale of notes receivable are recorded at the time of sale as excess servicing rights. Excess servicing rights are amortized as expense, as payments are received on the retained interest differential over the estimated life of the underlying notes receivable. Excess servicing rights are recorded at the lower of unamortized cost or estimated fair value. The expected cash flows used to determine the excess servicing rights asset have been reduced for potential losses under recourse provisions of the sales agreements. The future estimated contingency for notes receivable sold with recourse represents PEC's estimate of losses to be incurred in connection with the recourse provisions of the sales agreements and is shown separately as a liability in the Company's Consolidated Statements of Financial Condition.

         In discounting cash flows related to notes receivable sales, PEC defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included in financial income. The cash flows were discounted to present value using discount rates which averaged 15% in both fiscal 1996 and fiscal 1995. PEC has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers.

         In determining expected cash flows, management considers economic conditions at the date of sale. In subsequent periods, these estimates may be revised as necessary using the original discount rate, and any losses arising from prepayment and loss experience will be recognized as realized.

         Provision for cancellation relating to notes receivable is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. PEC records a provision for cancellations at the time revenue is recognized, based on historical experience and current economic factors. The related allowance for cancellation represents PEC's estimate of the amount of its probable future credit losses on the recognized notes receivable which may become
uncollectable.   The allowance for cancellations  is reduced by actual
cancellations experienced, including cancellations related to previously sold notes receivable which were reacquired pursuant to the recourse obligations discussed herein. Such allowance is also reduced to establish the liability for future estimated cancellation as notes receivable are sold. PEC's judgment in determining the adequacy of this allowance is based upon a periodic review of its portfolio of notes receivable. These reviews take into consideration changes in the nature and level of the portfolio, current economic conditions which may affect the purchasers' ability to pay, collateral values and overall portfolio quality. Changes in the allowance as a result of such reviews are included in the provision for cancellations.

         Recourse to PEC on sales of notes receivable is governed by the agreements between the purchasers and PEC. The future estimated contingency for notes receivable sold with recourse represents PEC's estimate of its probable future credit losses to be incurred over the lives of the notes receivable. A liability for future estimated contingency for notes receivable sold with recourse was established at the time of each sale based upon PEC's analysis of all probable losses resulting from PEC's recourse obligations under each agreement of sale. For notes receivable sold after September 30, 1992, the liability is determined in accordance with Emerging Issues Task Force (EITF) Issue No. 92-2, on a "discounted to present value" basis using an interest rate equivalent to the risk-free market rate for securities with a duration similar to that estimated for the underlying notes receivable. For notes receivable sold prior to September 30, 1992, the liability remains on a non-discounted basis.

         Fees for servicing notes receivable originated or acquired by PEC and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such notes receivable and are recognized when earned. Interest received on notes receivable sold, less amounts paid to investors, is reported as financial income. Capitalized excess servicing rights are amortized systematically to reduce notes receivable servicing income to an amount representing normal servicing income and the present value discount. Late charges and other miscellaneous income are recognized when collected. Costs to service notes receivable are recorded to expense as incurred. Interest income represents the interest received on loans held in PEC's portfolio, the accretion of the discount on the excess servicing rights and interest on cash funds.

         Total costs and expenses consist primarily of commissions and selling expenses, general and administrative expenses, direct costs of sales of timeshare interests and land, depreciation and amortization and interest expense. Commissions and selling costs directly attributable to unrecognized sales are accounted for as deferred selling costs until such time as the sale is recognized. The Company incurs a portion of operating expenses of the timeshare owners' associations based on ownership of unsold timeshare interests at each of the respective timeshare properties. These costs are referred to as "association assessments" and are included in the Consolidated Statements of Operations in general and administrative expense.

REAL ESTATE RISK

         Real estate development involves significant risks, including risks that suitable properties will not be available at reasonable prices, that acquisition, development and construction financing may not be available on favorable terms or at all, that infrastructure and construction costs may exceed original estimates, that construction may not be completed on schedule, and that upon completion of construction and improvements, properties may not be sold on favorable terms or at all. In addition, PEC's timeshare activities, as well as its ownership, improvement, subdivision and sale of land, are subject to comprehensive federal, state and local laws regulating environmental and health matters, protection of endangered species, water supplies, zoning, land development, land use, building design and construction and other matters. Such laws and difficulties in obtaining, or the failure to obtain, the requisite licenses, permits, allocations, authorizations and other entitlements pursuant to such laws can adversely impact the development and completion of PEC's projects. The enactment of "slow-growth" or "no-growth" initiatives in any area where PEC sells land or timeshares could also delay or preclude entirely the development of such properties.

RESTATEMENT AND SEC INVESTIGATION

         As previously reported, the Company has restated certain of its previously issued financial statements, including for the year ended August 31, 1994, upon which its independent auditors had rendered unqualified opinions.
As a result of the restatement of the Company's financial statements and certain trading in its common stock, the Securities and Exchange
Commission has commenced a formal investigation to determine, among other things, whether the Company, and/or its officers and directors, violated applicable federal securities laws in connection with the preparation and filing of the Company's previously issued financial statements or such trading. Possible penalties for violation of federal securities laws include civil remedies, such as fines and injunctions, as well as criminal sanctions.

CERTAIN PAYMENTS AND AMORTIZATION OF NEGATIVE GOODWILL

         In connection with the assignment to the Company in 1988 by affiliates of certain officers and directors of the Company (Assignors) of the right to acquire PEC, the Company became obligated to make quarterly payments to the Assignors equal to 63% of the cash balances of PEC, during the 7 year period ended January 31, 1995, that could be used to pay a dividend without violating PEC's loan agreements. Accrual of amounts owed under such assignment agreement to the Assignors ended on January 31, 1995, when their right to the accrual expired, at which time PEC owed the Assignors $13.3 million. On March 2, 1995, $10 million of such amount was converted to Subordinated debt. See Note 22 of Notes to the Consolidated Financial Statements for further discussion. At the time of the acquisition of PEC, the underlying book value of the net assets acquired exceeded the purchase price paid by the Company by $42.3 million resulting in the creation of negative goodwill in that amount (Revaluation Adjustment). Of this amount $20 million was not amortized but was instead reduced as additional payments were accrued to the Assignors. Amounts accrued to the Assignors in excess of $20 million were expensed as such accruals were made. The amortization of the remaining $22.3 million of the Revaluation Adjustment was directly affected by the level of collections of the receivables of PEC included in the acquired assets. As proceeds of these receivables were collected, through installment payments or sale, a portion of the Revaluation Adjustment included as a contra account in notes receivable was recorded to income as amortization of negative goodwill, which amortization was completed at February 28, 1995. The Company also amortizes over a five-year period ending February 1998, negative goodwill related to the excess of the underlying book value over the purchase price paid in 1993 for the acquisition of the minority interest of Vacation Spa Resorts, Inc. (VSR), formerly an 80%-owned subsidiary. The Consolidated Financial Statements of the Company accordingly reflect amortization of a portion of the Revaluation Adjustment (Revaluation Amortization), amortization of the negative goodwill associated with the acquisition of the VSR minority interest and accrual of payments to Assignors.

RESULTS OF OPERATIONS

Year Ended August 31, 1996 Compared to Year Ended August 31, 1995

MMC

         MMC originated $139.4 million of loans during fiscal 1996 compared to $87.8 million of loans during fiscal 1995, an increase of 58.8%. The increase is a result of the overall growth in MMC's business, including an increase in the number of active Correspondents and Dealers and an increase in the number of states served. At August 31, 1996, MMC had approximately 310 active Correspondents and 435 active Dealers, compared to approximately 150 active Correspondents and 170 active Dealers at August 31, 1995. Of the $139.4 million of loans originated in fiscal 1996, $11.6 million were conventional loans. MMC did not originate conventional loans in fiscal 1995.

         The following table sets forth certain data regarding loans originated by MMC during fiscal 1996 and 1995 (thousands of dollars):


                                                                          YEAR ENDED AUGUST 31,
                                                          -------------------------------------------------------------
                                                                    1996                             1995
                                                          ---------------------------       ---------------------------
 Loan Originations:
 Principal amount of loans:
 Correspondents:
 Title I                                                  $82,596,197        59.3%            $63,792,680        72.7%
 Conventional                                              11,582,108         8.3                       -         -
                                                        -------------      ------              ----------      ------
Total Correspondents                                       94,178,305        67.6              63,792,680        72.7
                                                        -------------      ------              ----------      ------
 Dealers - Title I                                         45,188,721        32.4              23,957,829        27.3
                                                        -------------      ------              ----------      ------
         Total                                           $139,367,026       100.0%            $87,750,509       100.0%
                                                        =============      ======              ==========      ======
 Number of loans:
 Correspondents:
 Title I                                                        4,382        50.9%                  3,437        59.1%
 Conventional                                                     392         4.6                       -         -
                                                        -------------      ------              ----------      ------
Total Correspondents                                            4,774        55.5                   3,437        59.1
                                                        -------------      ------              ----------      ------
 Dealers - Title I                                              3,836        44.5                   2,381        40.9
                                                        -------------      ------              ----------      ------
         Total                                                  8,610       100.0%                  5,818       100.0%
                                                        =============      ======              ==========      ======

         See Notes 4 and 7 of Notes to Consolidated Financial Statements for further discussion.

         Total revenues increased 84.3% to $25 million for fiscal 1996 from $13.6 million for fiscal 1995. The increase was primarily the result of the increased volume of loans originated and the sale of such loans. The following table sets forth the principal balance of loans sold or securitized and related gain on sale data for fiscal 1996 and 1995 (thousands of dollars):

                                                                                  YEAR ENDED AUGUST 31,
                                                                              -----------------------------

                                                                                  1996             1995
                                                                              ------------     ------------
  Loans Sold:
    Title I Loans                                                               $127,414          $85,363
    Conventional                                                                  10,494                -
                                                                            ------------     ------------

           Total                                                                $137,908          $85,363
                                                                            ============     ============
  Gain on sale of loans                                                          $17,994          $12,233
  Net unrealized gain on mortgage related securities                               2,697                -
                                                                            ------------     ------------
  Gain on sale of loans and unrealized gain on mortgage
    related securities                                                           $20,691          $12,233
                                                                            ============     ============

  Gain on sale of loans as a percentage of principal
    balance of loans sold                                                           13.0%            14.3%
                                                                            ============     ============

  Gain on sale of loans and unrealized gain on mortgage
    related securities as a percentage of principal
    balance of loans sold                                                           15.0%            14.3%
                                                                            ============     ============

         See Note 4 of Notes to Consolidated Financial Statements for further discussion.

         Loan servicing income increased 283.5% to $3.3 million for fiscal 1996 from $873,000 for fiscal 1995. The increase was primarily the result of a 61.6% increase in the amount of loan sale activity in fiscal 1996 with the servicing rights retained by MMC, to $137.9 million for fiscal 1996 from $85.4 million for fiscal 1995.

         Interest income on loans held for sale and mortgage related securities, net of interest expense, increased 108.9% to $988,000 during fiscal 1996 from $473,000 during fiscal 1995. The increase was primarily the result of the increase in the average size of the portfolio of loans held for sale, and the increased mortgage related securities portfolio.

         MMC intends to consider strategies to mitigate the interest rate risks associated with the loan origination/warehousing function, funding its portfolio of mortgage related securities, excess servicing rights, mortgage servicing rights, and valuation of these assets. Implementation of interest rate risk management strategies may decrease spreads, decrease gain on sale of loans, or otherwise decrease revenues from that which might otherwise occur in a stable interest rate environment without such strategies in place. MMC intends to thoroughly analyze the cost of such strategies compared to the risks which would be mitigated prior to implementation of any strategy.

         The provision for credit losses increased 74.8% to $1.5 million for fiscal 1996 from $864,000 for fiscal 1995. The increase in the provision was directly related to the increase in volume of loans originated in fiscal 1996 compared to fiscal 1995. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. As MMC increases its mix of conventional loan originations as compared to Title I loan originations, the provision for credit losses as a percentage of loans originated can be expected to increase due to the increased credit risk associated with conventional loans. Servicing costs on a per loan basis may also increase as problem conventional loans may require greater costs to service.

         Total general and administrative expenses increased 90.2% to $11.8 million for fiscal 1996 from $6.2 million for fiscal 1995. The increase was primarily a result of increased payroll related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel in contemplation of the expansion of MMC's business and costs related to the opening of additional offices.

          Payroll and benefits expense increased 39.3% to $5 million for fiscal 1996 from $3.6 million for fiscal 1995. The number of employees increased from 105 as of fiscal year end 1995 to 170 as of fiscal year end 1996, due to increased staff necessary to support the business expansion and improve quality control.

          Commissions and selling expenses increased 264.7% to $2 million for fiscal 1996 from $552,000 for fiscal 1995 while loan originations increased by $51.6 million from fiscal 1995 to 1996. The sales network expanded to substantially all states, adding new personnel and offices to further the loan origination growth strategy.

          Professional services increased 313.6% to $732,000 for fiscal 1996 from $177,000 for fiscal 1995 due primarily to increased audit and legal services and consultation fees.

          FHA insurance increased 147.6% to $572,000 for fiscal 1996 from $231,000 for fiscal 1995. The increase was primarily attributable to the increased volume of loan originations and loans serviced.

          Other general and administrative expenses increased 190.7% to $2.1 million for fiscal 1996 from $713,000 for fiscal 1995 primarily due to increased expenses related to expansion of facilities and increased communications expense. MMC is enhancing its loan production systems. These enhancements are expected to cost approximately $50,000 and will be funded from MMC's normal operating cash flow.

         Income before income taxes increased 88.5% to $11.2 million for fiscal 1996 from $5.9 million for fiscal 1995.

         As a result of the foregoing, MMC's net income increased 90% to $6.9 million for fiscal 1996 from $3.6 million for fiscal 1995.

PEC

         Total revenues for PEC increased 6.8% or $3.7 million during fiscal 1996 compared to fiscal 1995 primarily due to an increase in timeshare sales to $27.8 million in fiscal 1996 from $20.7 million in fiscal 1995.

         Timeshare interests and land sales, net, increased to $45.7 million in fiscal 1996 from $41.5 million in fiscal 1995, an increase of 10.2%. Gross sales of timeshare interests increased to $33.2 million in fiscal 1996 from $26.3 million in fiscal 1995, an increase of 26.3%. Net sales of timeshare interests increased to $27.8 million from $20.7 million, an increase of 34.3%. The provision for cancellation represented 16.3% and 21.3% of gross sales of timeshare interests for the years ended August 31, 1996 and 1995, respectively. The decrease in the provision for cancellation was primarily due to an improvement in historical performance of cancellations, resulting in a lower allowance requirement.

         Gross sales of land decreased to $22.3 million in fiscal 1996 from $24.7 million in fiscal 1995, a decrease of 9.6%. Net sales of land decreased to $18 million in fiscal 1996 from $20.8 million in fiscal 1995, a decrease of 13.7%. The provision for cancellation represented 19.6% and 15.8% of gross sales of land for the years ended August 31, 1996 and 1995, respectively. The 1996 decrease in land sales was the result of PEC shifting its emphasis as part of its strategic plan from sales of land to sales of timeshare interests due to its diminishing inventory of land.

         PEC's gain on sale of receivables decreased to $1.1 million for fiscal
1996 from $1.6 million for fiscal 1995.   This decrease resulted from sales of
timeshare receivables and land receivables decreasing to $16 million in fiscal 1996 from $32.5 million in fiscal 1995. PEC periodically sells receivables in order to reduce the outstanding balances under its lines of credit.

         PEC's interest income decreased to $6.6 million in fiscal 1996 from $6.8 million for fiscal 1995, primarily due to a relatively flat interest rate environment combined with a decrease in the average balance of notes receivable outstanding.

         Financial income increased to $544,000 in fiscal 1996 from $276,000 in fiscal 1995, an increase of 97.1%. The increase is a result of the increased number of loans serviced by PEC, generating increased servicing fees.

         Revenues from incidental operations decreased to $3 million in fiscal 1996 from $3.6 million in fiscal 1995, a decrease of 17.3%, primarily due to a decrease in utility fees partially offset by an increase in golf fee revenue. Other revenues increased to $1.6 million in fiscal 1996 from $797,000 in fiscal 1995, an increase of 97.7%.

         As a result of the foregoing, total PEC revenues increased to $58.5 million during fiscal 1996 from $54.8 million during fiscal 1995.

         Total costs and expenses increased to $57.2 million for fiscal 1996
from $46.5 million for fiscal 1995, an increase of 23%.   The increase resulted
primarily from an increase in commission and selling expenses to $30.4 million from $23.7 million, an increase of 28.1%; an increase in general and administrative costs to $11.6 million from $9.3 million, an increase of 25.3%, and an increase in direct costs of timeshare interest sales to $4 million from $3 million, an increase of 34.3%. PEC's selling expenses increased primarily as a result of costs relating to the establishment of new marketing programs and strategies designed to increase sales of timeshare interests, market research costs, additional staffing, increased advertising costs, costs associated with the re-naming of PEC's timeshare resorts to Ramada Vacation
Suites and additional sales offices.   The increase in general and
administrative costs is primarily due to increases in payroll related to hiring of additional administrative personnel, maintenance fees related to unsold timeshare inventory, owners' association costs, and professional fees. The increase in direct costs of timeshare interest sales is primarily due to the increased volume of sales. As a percentage of gross sales of timeshare interests and land, commission and selling expenses relating thereto increased to 54.7% in fiscal 1996 from 46.5% in fiscal 1995, and cost of sales increased to 10.5% in fiscal 1996 from 10.1% in fiscal 1995. Sales prices of timeshare interests are typically lower than those of land while selling costs are generally the same for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than sales of land.



         Depreciation expense increased to $1.5 million in fiscal 1996 from $1.1 million in fiscal 1995, an increase of 34.9%. The increase is a result of the additions made to property and equipment during fiscal 1996. Property and equipment, net of accumulated depreciation increased to $19.4 million at August 31, 1996 from $12.3 million at August 31, 1995, an increase of 58.3%.

         Interest expense increased to $5.6 million in fiscal 1996 from $4.7 million in fiscal 1995, an increase of 20.1%. The increase is a result of an increase in outstanding balances of notes payable including two additional lines of credit.

         As a result of the foregoing, PEC's income before income taxes decreased to $1.3 million in fiscal 1996 from $8.3 million in fiscal 1995, a decrease of 83.9%. The decrease is largely due to the increase of commissions and selling expense and in general and administrative expense, together with a decrease in land sales.

COMPANY

         Income from continuing operations increased $4 million to $4.9 million in fiscal 1996 from $894,000 in fiscal 1995, due principally to an increase of $3.3 million in MMC net income and a decrease in payments to assignors expense to $0 in 1996 compared to $7.3 million in 1995. These were partially offset by a decrease of $5.4 million in PEC net income, due to increased expenses related to expansion of selling operations. See prior discussion for MMC and PEC.

         Total costs and expenses during fiscal 1996 were $76.7 million, an increase of 17.3% over $65.4 million in fiscal 1995. Increased commissions and selling expenses and general and administrative expenses increased 37.9% for fiscal 1996 compared to 1995 due primarily to the expansion of timeshare and
land marketing efforts in PEC.     Additionally, Mego Financial incurs interest
expense payable to assignors and Subordinated debt. Total general and administrative expenses for Mego Financial Corp. (parent only) were primarily comprised of professional services, external financial reporting expenses, and regulatory and other public company corporate expenses.

Year Ended August 31, 1995 Compared to Year Ended August 31, 1994

MMC

         MMC commenced originating loans in March 1994. Total revenues increased 1,708.1% to $13.6 million for fiscal 1995 from $751,000 for fiscal 1994. The increase was primarily the result of the increased volume of loans originated and the sale of such loans. MMC originated $87.8 million of loans during fiscal 1995 compared to $8.2 million of loans during fiscal 1994, an increase of 974.9%. The increase was a result of the overall growth in Company's business. At August 31, 1995, MMC had approximately 150 active Correspondents and 170 active Dealers in 34 states, compared to approximately 14 active Correspondents and 30 active Dealers in 14 states at August 31, 1994.

         The following table sets forth certain data regarding Title I Loans originated by MMC during fiscal 1994 and 1995 (thousands of dollars):


                                                                          YEAR ENDED AUGUST 31,
                                                         ---------------------------------------------------
                                                                      1995                       1994
                                                         -------------------------      --------------------
 Principal amount of loans:
 Correspondents                                           $63,792,680        72.7%    $5,251,647        64.3%
 Dealers                                                   23,957,829        27.3      1,492,318        18.3
 Bulk purchase                                                      -         -        1,420,150        17.4
                                                         ------------  ----------   ------------  ----------
         Total                                            $87,750,509       100.0%    $8,164,115       100.0%
                                                         ============  ==========   ============  ==========
 Number of loans:
 Correspondents                                                 3,437        59.1%           338        47.4%
 Dealers                                                        2,381        40.9            164        23.0
 Bulk purchase                                                      -         -              211        29.6
                                                         ------------  ----------   ------------  ----------
         Total                                                  5,818       100.0%           713       100.0%
                                                         ============  ==========   ============  ==========

         MMC sold $85.4 million in principal balance of loans during fiscal 1995, recognizing a gain on sale of loans of $12.2 million. MMC sold $6.6 million in principal balance of loans during fiscal 1994 recognizing a gain on sale of loans of $579,000. As a percentage of loans sold, gain on sale of loans was 14.3% during fiscal 1995 compared to 8.8% during fiscal 1994. The increase in gain on sale was primarily a result of increased volume of loans sold and a wider differential between the stated interest rate on the loans and the yield to purchasers. The weighted average gross excess spread on sold loans was 6.2% and 5.6% for fiscal 1995 and 1994, respectively. The weighted average discount rate used in the determination of the gain on sale for both periods was 12%.

         Loan servicing income was $873,000 during fiscal 1995. This income was the result of the sale of $85.4 million of Title I Loans, with the right to service the loans being retained by MMC. MMC had no loan servicing income in fiscal 1994 because MMC did not sell any loans until August 31, 1994.

         Interest income, net of interest expense, increased 175% to $473,000 during fiscal 1995 from $172,000 during fiscal 1994. The increase was primarily the result of the growth in the size of the portfolio of loans held for sale of 151.3% to $3.7 million at August 31, 1995 from $1.5 million at August 31, 1994.

         The provision for credit losses increased 800% to $864,000 for fiscal 1995 from $96,000 for fiscal 1994 due to increased loan originations. Provision for credit losses relating to unsold loans is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from liquidation of outstanding loans. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on Title I Loans.

         Depreciation and amortization expense increased 196.3% to $403,000 for fiscal 1995 from $136,000 for fiscal 1994 as a result of the purchase of additional equipment, the expansion of MMC's facilities and additional software development costs.

         Other interest expense increased 750% to $187,000 for fiscal 1995 from $22,000 for fiscal 1994 as a result of increased capitalized lease obligations.

         Total general and administrative expenses increased 209.1% to $6.2 million for fiscal 1995 from $2 million for fiscal 1994. The increase was primarily a result of increased payroll related to the hiring of additional personnel in contemplation of the expansion and projected growth of MMC's business and costs related to the opening of additional offices. Commissions and selling expenses increased to $552,000 for fiscal 1995 from $13,000 for fiscal 1994 due to the expansion of the sales network and facilities to support increased loan origination growth. Included in general and administrative expenses were servicing fees paid to PEC in the amount of $232,000 and $13,000 for fiscal 1995 and 1994, respectively, and management fees paid to PEC in the amount of $690,000 and $442,000 for fiscal 1995 and 1994, respectively. FHA insurance expense increased to $231,000 for fiscal 1995 from $11,000 for fiscal 1994 due to increased volume of Title I Loan originations.

         Income (loss) before income taxes increased to income of $5.9 million for fiscal 1995 from a loss of $1.5 million for its six months of operations in fiscal 1994.

         Effective September 1, 1994, MMC adopted SFAS 122 which requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. The effect of adopting SFAS 122 on MMC's financial statements was to increase income before income taxes by $1.1 million for fiscal 1995.

         As a result of the foregoing, net income (loss) increased to net income of $3.6 million for fiscal 1995 from a net loss of $1.5 million for fiscal 1994.

PEC

         Total revenues of PEC increased 21% to $54.8 million for fiscal 1995 from $45.3 million for fiscal 1994. The increase was primarily the result of increased net land sales of $20.8 million during fiscal 1995 compared to $13.5 million during fiscal 1994, an increase of 53.8%, and an 80.4% increase in incidental operations to $3.6 million for fiscal 1995 from $2 million in fiscal 1994.

         Timeshare interests and land sales, net, increased to $41.5 million for fiscal 1995 from $33.1 million for fiscal 1994, an increase of 25.5%.
Gross sales of timeshare interests increased to $26.3 million in fiscal 1995 from $24.7 million in fiscal 1994, an increase of 6.5%. Net sales of timeshare interests increased to $20.7 million in fiscal 1995 from $19.5 million in fiscal 1994, an increase of 5.9%. The provision for cancellation represented 21.3% and 20.9% of gross sales of timeshare interests for the years ended August 31, 1995 and 1994, respectively.

         Gross sales of land increased to $24.7 million in fiscal 1995 from $15.4 million in fiscal 1994, an increase of 60.1%. Net sales of land increased to $20.8 million from $13.5 million, an increase of 53.8%. The provision for cancellation represented 15.8% and 12.3% of gross sales of land for the years ended August 31, 1995 and 1994, respectively. The increase in sales of timeshare interests and the increase in sales of land were primarily the result of additional sales programs and new properties in Colorado.

         Gain on sale of notes receivables increased to $1.6 million for fiscal 1995 from $875,000 for fiscal 1994, an increase of 81.3%. This increase resulted from net sales of timeshare interest and land receivables increasing to $41.5 million during fiscal 1995 from $33.1 million during fiscal 1994, an increase of 25.5%. PEC periodically sells receivables in order to reduce the outstanding balances under its lines of credit.

         Interest income decreased to $6.8 million for fiscal 1995 from $7.9 million for fiscal 1994, a decrease of 13.6%. This decrease resulted primarily from a reduction in PEC's portfolio of receivables arising from sales of receivables exceeding originations.

         Income from incidental operations increased to $3.6 million for fiscal 1995 from $2 million for fiscal 1994, an increase of 80.4%. The increase was primarily due to increased utility fees and golf fee revenue.

         Total costs and expenses increased to $46.5 million for fiscal 1995 from $39.8 million for fiscal 1994, an increase of 17%. This increase resulted primarily from an increase in commissions and selling expenses to $23.7 million for fiscal 1995 from $18.9 million, an increase of 25%, and an increase in cost of sales to $5.4 million in fiscal

1995 from $4.7 million in fiscal 1994, an increase of 16.3%. As a percentage of gross sales of timeshare interests, housing sales, land sales, and commissions and expenses relating thereto decreased to 46.5% for fiscal 1995 from 47.2% for fiscal 1994, and cost of sales relating thereto decreased to 10.6% for fiscal 1995 from 11.4% for fiscal 1994.

         Timeshare costs of sales increased 10.9% to $3 million for fiscal 1995 from $2.7 million for fiscal 1994. Land sale costs increased to $2.2 million for fiscal 1995 from $1.4 million for fiscal 1994, an increase of 50.8%. Cost of housing sales decreased to $265,000 for fiscal 1995 from $531,000 for fiscal 1994, a decrease of 50.1%.

         General and administrative costs increased 9.5% to $9.3 million for fiscal 1995 compared to $8.5 million for fiscal 1994, primarily due to increased staffing and training for sales of land and timeshares and other administrative related expansion costs.

         As a result of the foregoing, PEC's income from continuing operations, excluding income from discontinued operations, increased to $5.4 million for fiscal 1995 from $3.7 million for fiscal 1994, an increase of 44.9%.

COMPANY

         Income from continuing operations increased to $894,000 in fiscal 1995 from a loss of $5.8 million in fiscal 1994, due principally to an increase of $5.2 million in MMC net income due to a full year of operation in 1995 compared to 6 months of operations in 1994. PEC's net income increased $2.5 million due to increased land and timeshare sales activity.

         Net timeshare and land sales increased to $41.5 million for fiscal 1995 compared to $33.1 million for fiscal 1994, due to increased marketing efforts, expansion of marketing areas and focus on increasing volume. Net timeshare and land inventories increased 50.8% or $8.5 million during fiscal 1995 compared to fiscal 1994. See prior discussion for MMC and PEC.

         Amortization of negative goodwill decreased to $216,000 for fiscal 1995, from $472,000 for fiscal 1994, a decrease of 54.2%. Included in such amortization was $170,000 and $420,000 in fiscal 1995 and 1994, respectively relating to the purchase of PEC in 1988, with $50,000 in both fiscal 1995 and fiscal 1994 relating to the acquisition of the minority interest in Vacation Spa Resorts .

         As a result of the foregoing, total revenues increased to $69.6 million for fiscal 1995, from $46.8 million for fiscal 1994, an increase of 48.6%.

         Gain on discontinued operations occurred as a result of an order for judgment against the Company in litigation involving certain subsidiaries of PEC in the amount of $3.4 million, which amount was settled for $2.9 million in May 1995 and paid in June 1995. Excess of liability over assets of discontinued operations (a provision for loss) had been provided in the amount of $4.2 million, which was adjusted to reflect the actual loss, resulting in a gain on discontinued operations of $1.3 million during fiscal 1995.

         Total costs and expenses increased to $65.4 million for fiscal 1995 from $51.8 million for fiscal 1994, an increase of 26.1%. This increase is primarily the result of an increase in the operations of MMC and an increase in commissions and selling expenses resulting from a higher volume of sales of
timeshare interests and land during the   1995 period.

         Payments to assignors decreased to $7.3 million for fiscal 1995 from $8.5 million for fiscal 1994, a decrease of 14.9%. Accrual of amounts payable to assignors ceased on January 31, 1995.

         As a result of the foregoing, net income from continuing operations increased to $894,000 for fiscal 1995 from a net loss of $5.8 million for fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents for the Company was $3.2 million at August 31, 1996 compared to $7.3 million at August 31, 1995.

         The Company's principal cash requirements relate to loan originations, the acquisition of timeshare properties and land, and the payment of commissions and selling expenses in connection with timeshare and land sales. MMC and PEC each require continued access to sources of debt financing and sales in the secondary market of loans and receivables, respectively.

         MMC -- Dependence On Securitization Transactions

         The values of and markets for the sale of MMC's loans are dependent upon a number of factors, including general economic conditions, interest rates and government regulations. Adverse changes in those factors may affect MMC's ability to originate or sell loans in the secondary market for acceptable prices within reasonable time frames. The ability of MMC to sell loans in the secondary market is essential for continuation of MMC's loan origination activities. A reduction in the size of the secondary market for home improvement loans would adversely affect MMC's ability to sell its loans in the secondary market with a consequent adverse impact on MMC's profitability and future originations.


         MMC entered into its first two securitization transactions, which involve the pooling and sale of loans, in March 1996 and August 1996 and intends to continue to sell loans through securitization transactions from time to time as opportunities arise. Pursuant to these securitizations, pass-through certificates evidencing interests in the pools of loans were sold in public offerings. There can be no assurance that MMC will be able to securitize its loan production efficiently. Securitization transactions may be affected by a number of factors, some of which are beyond MMC's control, including, among other things, conditions in the securities markets in general, conditions in the asset- backed securitization market, the conformity of loan pools to rating agency requirements and, to the extent that monoline insurance is used, the requirements of such insurers. Adverse changes in the securitization market could impair MMC's ability to originate and sell loans through securitizations on a favorable or timely basis. Any such impairment could have a material adverse effect upon MMC's results of operations and financial condition. Furthermore, MMC's quarterly operating results can fluctuate significantly as a result of the timing and level of securitizations.

         MMC -- Negative Cash Flow

         As a result of the substantial growth in loan originations, MMC has operated since March 1994, and expects to continue to operate for the foreseeable future, on a negative cash flow basis. During the year ended August 31, 1996, MMC operated on a negative cash flow basis using $15.3 million in operations that was funded primarily from borrowings, due primarily to an increase in loans originated and MMC's sale of loans. In connection with whole loan sales and securitizations, MMC recognizes a gain on sale of the loans upon the closing of the transaction and the delivery of the loans, but does not receive the cash representing such gain until it receives the excess servicing spread, which is payable over the actual life of the loans sold. MMC incurs significant expenses in connection with securitizations and incurs tax liabilities as a result of the gain on sale. MMC must maintain external sources of cash to fund its operations and pay its taxes and therefore must maintain warehouse lines of credit and other external funding sources. If the capital sources of MMC were to decrease, the rate of growth of MMC would be negatively affected.

         The pooling and servicing agreements relating to MMC's securitizations require MMC to build over-collateralization levels through retention within each securitization trust of excess servicing distributions and application thereof to reduce the principal balances of the senior interests issued by the related trust or cover interest shortfalls. This retention causes the aggregate principal amount of the loans in the related pool to exceed the aggregate principal balance of the outstanding investor certificates. Such over-collateralization amounts serve as credit enhancement for the related trust and therefore are available to absorb losses realized on loans held by such trust. MMC continues to be subject to the risks of default and foreclosure following the sale of loans through securitizations to the extent excess servicing distributions are required to be retained or applied to reduce principal or cover interest shortfalls from time to time. Such retained amounts are predetermined by the entity issuing the guarantee of the related senior interests and are a condition to obtaining insurance and an AAA/Aaa rating thereon. In addition, such retention delays cash distributions that otherwise would flow to MMC through its retained interest, thereby adversely affecting the flow of cash to MMC.

         MMC's cash requirements arise from loan originations, payments of operating and interest expenses and deposits to reserve accounts related to loan sale transactions. Loan originations are initially funded principally through MMC's $20 million warehouse line of credit pending the sale of loans in the secondary market.

Substantially all of the loans originated by MMC are sold. Net cash used in MMC's operating activities for the years ended August 31, 1995 and 1996 was approximately $11.8 million and $15.3 million, respectively. This use was funded primarily from the reinvestment of proceeds from the sale of loans in the secondary market totaling approximately $85 million and $135.5 million for the years ended August 31, 1995 and 1996, respectively. The loan sale transactions required the subordination of certain cash flows payable to MMC to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to MMC from the excess interest spread is required to be maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified percentage of the principal balances of the sold loans is accumulated therein.

         Excess interest spread payable to MMC is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections of interest from borrowers who default on the payments on the loans until MMC's deposits into the reserve account equal the specified percentage. The excess interest required to be deposited and maintained in the respective reserve accounts is not available to support the cash flow requirements of MMC. At August 31, 1996, amounts on deposit in such reserve accounts totaled $4.5 million.

         Adequate credit facilities and other sources of funding, including the ability of MMC to sell loans in the secondary market, are essential for the continuation of MMC's loan origination operations. At August 31, 1996, MMC had a $20 million warehouse line of credit (Warehouse Line) for the financing of loan originations which expires in August 1997. At August 31, 1996, $3.3 million was outstanding under the Warehouse Line and $16.7 million was available. The Warehouse Line bears interest at the prime rate plus 1% per year and is secured by loans prior to sale. The agreement with the lender requires MMC to maintain a minimum tangible net worth of $12.5 million plus 50% of MMC's cumulative net income after May 1, 1996, and a minimum level of profitability of at least $500,000 per rolling six month period. In addition, MMC had a $10 million revolving credit facility from the same lender, with respect to which $10 million was outstanding on that date. This facility was secured by a pledge of MMC's excess servicing rights and the interest only and residual class certificates (Certificates) relating to securitizations carried as mortgage related securities on MMC's statements of financial condition, payable to MMC pursuant to its securitization agreements. The revolving loan has an 18-month revolving credit period followed by a 30-month amortization period, and requires MMC to maintain a minimum tangible net worth of $12.5 million plus 50% of MMC's cumulative net income after May 1, 1996, and a minimum level of profitability of at least $500,000 per rolling six month period. Borrowings under the revolving loan cannot exceed the lesser of (i) 40% of MMC's excess servicing rights and Certificates or (ii) 6 times the aggregate of the excess servicing rights and Certificate payments actually received by MMC over the most recent 3-month period. While MMC believes that it will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all.

         From time to time, MMC has sold loans through whole loan sales. In August 1994, MMC entered into an agreement with a bank pursuant to which an aggregate of $38.3 million in principal amount of loans had been sold at December 31, 1995, for an amount equal to their remaining principal balance and accrued interest. Pursuant to the agreement, the purchaser is entitled to receive interest at a rate equal to the sum of 187.5 basis points and the yield paid on 4 year Federal Government Treasury obligations at the time of the sale. MMC retained the right to service the loans and the right to receive the difference (Excess Interest) between the sold loans' stated interest rate and the yield to the purchaser. MMC is required to maintain a reserve account equal to 1% of the declining principal balance of the loans sold pursuant to the agreement funded from the Excess Interest received by MMC less its servicing fee to fund shortfalls in collections from borrowers who default in the payment of principal or interest.

         In April 1995, MMC entered into a continuing agreement with a financial institution pursuant to which an aggregate of approximately $175.8 million in principal amount of loans had been sold at August 31, 1996 for an amount equal to their remaining principal balances. Pursuant to the agreement, the purchaser is entitled to receive interest at a variable rate equal to the sum of 200 basis points and the one- month LIBOR rate as in effect from time to time. MMC retained the right to service the loans and the right to receive the Excess Interest. MMC is required to maintain a reserve account equal to 2.5% of the proceeds received by MMC from the sale of loans pursuant to the agreement plus the Excess Interest received by MMC less its servicing fee to fund shortfalls in collections from borrowers who default in the payment of principal or interest. In May 1995 and June 1995, MMC reacquired an aggregate of approximately $25 million of such Title I Loans for an amount equal to their remaining principal balance, which were sold to a financial institution. In March 1996 and August 1996, MMC reacquired an additional $77.7 million and $36.2 million, respectively, of the Title I Loans in connection with its first two securitization transactions. In September 1996, MMC entered into a repurchase agreement with the financial institution pursuant to which MMC pledged the interest only certificates from its two 1996 securitizations in exchange for a $3 million advance. In November 1996, MMC entered into an agreement with the same financial institution, providing for the purchase of up to $2 billion of loans over a 5 year period. Pursuant to the agreement, Mego Financial issued to the financial institution four-year warrants to purchase 1,000,000 shares of Mego Financial's common stock at an exercise price of $7.125 per share. The agreement also provides (i) that so long as the aggregate principal balance of loans purchased by the financial institution and not resold to third parties exceeds $100 million, the financial institution shall not be obligated to purchase, and MMC shall not be obligated to sell, loans under the agreement and
(ii) that the percentage of conventional loans owned by the financial institution at any one-time and acquired pursuant to the agreement shall not exceed 65% of the total amount of loans owned by the financial institution at such time and acquired pursuant to the agreement. The value of the warrants, estimated at $3 million (0.15% of the commitment amount) as of the commitment date, will be charged to MMC and amortized as the commitment for the purchase of loans is utilized. The financial institution has also agreed to provide MMC a separate one-year facility of up to $11 million, less any amounts advanced under the repurchase agreement, for the financing of the interest only and residual certificates from future securitizations.

         In May 1995, MMC entered into an agreement with a bank pursuant to which an aggregate of $25 million in principal amount of loans had been sold at June 30, 1995 for an amount equal to their remaining principal balance. Pursuant to the agreement, the purchaser is entitled to receive interest at a rate equal to the sum of 190 basis points and the yield paid on four-year Federal Government Treasury obligations at the time of the sale. MMC retained the right to service the loans and the right to receive the Excess Interest. The agreement requires MMC to maintain a reserve account equal to 1% of the declining principal balance of the loans sold pursuant to the agreement funded from the Excess Interest received by MMC less its servicing fee to fund shortfalls in collections from borrowers who default in the payment of principal or interest.

         In furtherance of MMC's strategy to sell loans through securitizations, in March 1996 and August 1996, MMC completed its first two securitizations pursuant to which it sold pools of $84.2 million and $48.8 million, respectively, of Title I Loans. MMC previously reacquired at par $77.7 million and $36.2 million of such loans, respectively. Pursuant to these securitizations, pass-through certificates evidencing interests in the pools of loans were sold in a public offering. MMC continues to subservice the sold loans and is entitled to receive from payments in respect of interest on the sold loans, a servicing fee equal to 1.25% of the balance of each loan with respect to the March transaction and 1% with respect to the August transaction. In addition, with respect to both transactions, MMC certificates received are carried as mortgage related securities on MMC's Statement of Financial Condition representing the interest differential, after payment of servicing and other fees, between the interest paid by the obligors of the sold loans and the yield on the sold certificates. MMC may be required to repurchase loans that do not conform to the representations and warranties made by MMC in the securitization agreements.

         As further described in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Subsequent Event, in November 1996, MMC issued 2,300,000 shares of its common stock and $40 million of 12.5% Senior Subordinated Notes due 2001 in public offerings. MMC currently intends to use approximately $13.2 million of the aggregate net proceeds received from the offerings to repay amounts due to Mego Financial Corp. and PEC and approximately $17 million to reduce the amounts outstanding under MMC's warehouse and revolving lines of credit which currently bear interest at rates ranging from 1% to 2% over the prime rate and which expire in August 1997 and December 1997, respectively and to repay $3 million under a repurchase agreement. Funds received by Mego Financial Corp. and PEC will be used in their respective operations. The remaining net proceeds will be used by MMC to provide capital to originate and securitize loans. Pending such use, the net proceeds received by the Company will be invested in high quality, short term interest-bearing investment and deposit accounts.

         PEC -- Liquidity

         PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of principal and interest on debt obligations, and payments of commissions and selling expenses in connection with the sale of timeshare interests and land. Commissions and selling expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through sales of receivables, PEC's lines of credit in the aggregate amount of $109.5 million and cash flows from operations.

         At August 31, 1996, PEC had arrangements with 4 institutional lenders for 5 agreements for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for 5 lines of credit of up to an aggregate of $109.5 million. Such lines of credit are secured by timeshare and land receivables.
At August 31, 1996, an aggregate of $65.9 million was outstanding under such lines of credit, and $43.6 million was available for borrowing. At August 31, 1996 and 1995, $65.9 million and $38.1 million, respectively, had been borrowed under these lines. Under the terms of these lines of credit, the Company may borrow up to a range of 75% to 85% of the balances of the pledged timeshare and land receivables. Summarized line of credit information and accompanying notes relating to these five lines of credit outstanding at August 31, 1996, consist of the following (thousands of dollars):

   BORROWING
   AMOUNT AT      MAXIMUM
  AUGUST 31,     BORROWING          REVOLVING               MATURITY                   INTEREST
     1996          AMOUNT      EXPIRATION DATE (D)            DATE                       RATE
-------------   -------------  -------------------       -------------------      -------------------
   $47,297       $57,000        (a) December 31, 1996    September 22, 2003       Prime      + 2.25%
     7,821        15,000        (b) December 31, 1996    August 1, 2000           Prime      +  2.5%
     4,865        15,000        (c) June 27, 1998        June 27, 2005            LIBOR      + 4.25%
     2,925        15,000        (c) February 6, 1998     August 6, 2005           LIBOR      + 4.25%
     2,967         7,500        (b) December 31, 1996    June 30, 2000            Prime      +  2.5%

         (a) Restrictions include PEC's requirement to maintain a tangible net worth of at least $25 million during the borrowing term, and thereafter this requirement is permitted to decrease to $15 million depending on the loan balance.

         (b) Restrictions include PEC's requirement to maintain a tangible net worth of $25 million during the life of the loan.

         (c) Restrictions include PEC's requirement to maintain a tangible net worth of $17 million during the life of the loan.

         (d) Revolving expiration date represents the expiration of the revolving features of the lines of credit, at which time the credit lines assume fixed maturity.

Set forth below is a schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated (thousands of dollars):

                                                                          YEAR ENDED AUGUST 31,
                                                                 ----------------------------------------
                                                                    1996             1995         1994
                                                                 ----------       ----------    ----------
  Commissions and selling expenses
    attributable to recognized and
    unrecognized sales                                          $29,863          $23,969          $19,924
  Less:  Down payments                                           13,231           12,796           10,792
                                                           ------------     ------------     ------------
  Cash Shortfall                                                $16,632          $11,173           $9,132
                                                           ============     ============     ============

         During the fiscal years ended August 31, 1996 and 1995, PEC sold notes receivable of $16 million and $32.5 million to three major financial institutions from which $9.7 million and $20.6 million of the proceeds were used to pay down debt for the fiscal years ended August 31, 1996 and 1995, respectively. The receivables which have interest rates depending on the transaction, of 11.8% - 13.9% and 11.8% - 13.7% in 1996 and 1995, respectively, were sold to yield returns of 8.3% - 10.6% and 8.8% - 11% in 1996 and 1995, respectively, to the purchasers, with any excess interest received from the obligors being payable to PEC.

         At August 31, 1996, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totalling $69.6 million. PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or otherwise subject to replacement or repurchase. The repurchase provisions provides for substitution of receivables as recourse for $67 million of sold notes receivable and cash payments for repurchase relating to $2.5 million of sold notes receivable. At August 31, 1996 and 1995, the undiscounted amounts of the $8.4 million and $7.1 million recourse obligations on such notes receivable were $9.6 million and $8.1 million, respectively.
PEC periodically reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality.

         Recourse to PEC on sales of notes receivable is governed by the agreements between the purchasers and PEC. The future estimated contingency for notes receivable sold with recourse represents PEC's estimate of its probable future credit losses to be incurred over the lives of the notes receivable. Proceeds from the sale of notes receivable sold with recourse were $17.1 million and $34.1 million for the years ended August 31, 1996 and 1995, respectively. A liability for future estimated contingency for notes receivable sold with recourse was established at the time of each sale based upon PEC's analysis of all probable losses resulting from PEC's recourse obligations under each agreement of sale. For notes receivable sold after September 30, 1992, the liability is determined in accordance with Emerging Issues Task Force (EITF) Issue No. 92-2, on a "discounted to present value" basis using an interest rate equivalent to the risk-free market rate for securities with a duration similar to that estimated for the underlying notes receivable.

         Company -- Liquidity

         During November 1994 and January 1995, payments aggregating $1.1 million were made to the Assignors to pay a portion of the accrued liability. At January 31, 1995, when accruals ceased, $13.3 million was payable to the Assignors. On March 2, 1995, the Assignors agreed to defer payment of $10 million (Subordinated Debt) of the amounts due to them pursuant to an amendment to the Assignment and Assumption Agreement providing for the subordination of such amounts to payment of debt for money borrowed by the Company or obligations of the Company's subsidiaries guaranteed by the Company. Warrants to purchase 1 million shares of common stock, at an exercise price of $4.25 per share (the closing market price per share on March 2, 1995), were granted to the Assignors in consideration of the payment deferral and subordination. The warrants contain restrictions on transfer and are exercisable after March 1, 1996 and until March 1, 2000. Interest on the Subordinated Debt is to be paid semi-annually at the rate of 10% per year starting September 1, 1995, and the Subordinated Debt is to be repaid in seven equal semi-annual payments of $1.4 million plus interest commencing March 1, 1997. On June 14, 1995, the Company paid an aggregate of $809,000 to the Assignors, including interest in the amount of $59,000. At August 31, 1996, $2.6 million, other than the Subordinated Debt, was payable to the Assignors, which amount also bears interest at the rate of 10% per year. Payments to Assignors are secured by a pledge of all of PEC's outstanding stock. During fiscal 1996, the Company paid interest of $1,196,000 to the Assignors on Subordinated debt and other amounts payable. See "Item 13. Certain Relationships and Related Transactions."

         During fiscal years 1996 and 1995, the Company used cash of $33.2 million and $5.1 million, respectively, in operating activities. The increase was due primarily to increased loan fundings by MMC.

         During fiscal years 1996 and 1995, the Company used cash of $9.7 million and $3.7 million, respectively, in investing activities, which was substantially expended for the purchase of property and equipment.

         During fiscal years 1996 and 1995, the Company provided cash of $38.8 million and $5.2 million, respectively, in financing activities as a result of borrowings.

         Capital expenditures during fiscal years 1996 and 1995 were $21.1 million and $14 million, respectively, for the acquisition of inventory and $9.3 million and $3.8 million, respectively, for the purchase of property and equipment. The Company made additional capital expenditures in 1996 for the acquisition of inventory, renovation of future timeshare inventory, refurbishment of present timeshare inventory, and the acquisition of replacement equipment. The Company believes that its capital requirements will be met from cash balances, internally generated cash, existing lines of credit, sales of receivables, and the modification, replacement or addition to its lines of credit.

FINANCIAL CONDITION

August 31, 1996 Compared to August 31, 1995

         Cash decreased 56.6% to $3.2 million at August 31, 1996 from $7.3 million at August 31, 1995 primarily as a result of the timing of loan originations, sales, and borrowings.

         Restricted cash deposits increased 2.9% to $6.7 million at August 31, 1996 from $6.5 million at August 31, 1995 due to increased volume of loans serviced for others pursuant to agreements which restrict a small percentage of cash relative to the volume of loans serviced, as well as loan payments collected from borrowers on accounts serviced for others.

         Notes receivable, net, increased 30.4% to $40.5 million at August 31, 1996 from $31.1 million at August 31, 1995 primarily as a result of MMC loan originations increasing to $139.4 million for fiscal 1996 from $87.8 million for fiscal 1995, and the timing of loan sales. The following table sets forth certain data regarding loans originated by MMC during fiscal 1996 and 1995:


                                                           1996                              1995
                                               -----------------------------     ------------------------------
 Principal amount of loans:
   Correspondents:
      Title I                                 $82,596,197               59.3%   $63,792,680               72.7%
      Conventional                             11,582,108                8.3              -                -
                                            -------------      -------------  -------------      -------------

          Total Correspondent                  94,178,305               67.6     63,792,680               72.7
                                            -------------      -------------  -------------      -------------

   Dealers - Title I                           45,188,721               32.4     23,957,829               27.3
                                            -------------      -------------  -------------      -------------

          Total                              $139,367,026              100.0%   $87,750,509              100.0%
                                            =============      =============  =============      =============
 Number of loans:
   Correspondents:
      Title I                                       4,382               50.9%         3,437               59.1%
      Conventional                                    392                4.6              -                -
                                            -------------      -------------  -------------      -------------

          Total Correspondent                       4,774               55.5          3,437               59.1
                                            -------------      -------------  -------------      -------------

   Dealers - Title I                                3,836               44.5          2,381               40.9
                                            -------------      -------------  -------------      -------------

          Total                                     8,610              100.0%         5,818              100.0%
                                            =============      =============  =============      =============

         Net timeshare and land sales increased to $45.7 million at August 31, 1996 from $41.5 million at August 31, 1995 which increased net notes receivable. Net timeshare and land sales are set forth in the following table (thousands of dollars).

                                                         AUGUST 31,
                                                 ----------------------------
                                                     1996             1995           $ CHANGE       % CHANGE
                                                 -----------      -----------       -----------    -----------

      Timeshare sales, net                           $27,778          $20,682           $7,096            34.3%
      Land sales, net                                 17,968           20,812           (2,844)          (13.7)
                                                 -----------      -----------       ----------
          Total  timeshare  and land
            sales, net                               $45,746          $41,494           $4,252            10.2%
                                                 ===========      ===========       ==========

         Excess servicing rights decreased 13.9% to $14.3 million at August 31, 1996 from $16.6 million at August 31, 1995. Excess servicing rights are calculated using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar rights. The Company believes that the excess servicing rights recognized at the time of sale do not exceed the amount that would be received if such rights were sold at fair market value in the marketplace. The decrease in excess servicing rights was primarily a result of loans sold with excess servicing rights recognized which were reacquired and included in the fiscal 1996 securitizations as well as normal amortization of such excess servicing rights. The excess cash flow created through securitization which had been recognized as excess servicing rights on loans reacquired and securitized are included in the cost basis of the mortgage related securities.

         Mortgage related securities were $22.9 million at August 31, 1996 as a result of MMC's securitization transactions during fiscal 1996. There was no corresponding asset at August 31, 1995. See Notes 8 and 9 of Notes to Consolidated Financial Statements.

         Mortgage servicing rights increased 255.7% to $3.8 million at August 31, 1996 from $1.1 million at August 31, 1995 as a result of additional sales of mortgage originations and the resulting increase in sales of loans serviced to $137.9 million during fiscal 1996 from $85.4 million during fiscal 1995.

         Timeshare and land inventories increased 60.1% to $40.6 million at August 31, 1996 from $25.4 million at August 31, 1995 primarily in Nevada, as a result of additional inventory previously under construction and made available for sale in fiscal 1996.

         Property and equipment, net, increased 59.8% to $20.3 million at August 31, 1996 from $12.7 million at August 31, 1995 due to increased purchases of office equipment related to facility expansion.

         Notes and contracts payable increased 88.9% to $84.4 million at August 31, 1996 from $44.7 million at August 31, 1995 due to increased levels of excess mortgage servicing rights and mortgage related securities created through loan securitization which were available for financing to meet the Company's cash requirements.

         Accounts payable and accrued liabilities increased to $19.7 million at August 31, 1996 from $14 million at August 31, 1995, primarily as a result of increases in accrued payroll, interest and other unpaid operational costs.

         Future estimated contingency for notes receivable sold with recourse increased 16.2% to $9.3 million at August 31, 1996 from $8 million at August 31, 1995. Loans sold with recourse which were reacquired and included in the 1996 securitizations decreased the amount needed for this allowance while increased loan sales increased the allowance requirements. Recourse to the Company on sales of loans is governed by the agreements between the purchasers and the Company. The allowance for credit losses on loans sold with recourse represents the Company's estimate of its probable future credit losses to be incurred over the lives of the loans considering estimated future FHA insurance recoveries on Title I Loans. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations, as the Company has no recourse obligation under those securitization agreements. Estimated credit losses on loans sold through securitizations are considered in MMC's valuation of its residual interest securities.

         Deferred income taxes payable increased 35.5% to $11 million at August 31, 1996 from $8.1 million at August 31, 1995 due to increased income.

         Stockholder's equity increased 34.4% to $25.9 million at August 31, 1996 from $19.2 million at August 31, 1995 as a result of net income applicable to common stock of $4.6 million during fiscal 1996.

August 31, 1995 Compared to August 31, 1994

         Cash decreased 33.2% to $7.3 million at August 31, 1995 from $11 million at August 31, 1994 primarily as a result of the timing of loan originations, sales and borrowings.

         Restricted cash deposits increased 760% to $6.5 million at August 31, 1995 from $752,000 at August 31, 1994, due to activity on loans serviced for others pursuant to agreements which restrict a small percentage of cash relative to the volume of loans serviced, as well as loan payments collected from borrowers

         Notes receivable, net, decreased 15% to $31.1 million at August 31, 1995 from $36.5 million at August 31, 1994 primarily due to sales of receivables exceeding increases in newly recognized notes receivable.

         Excess servicing rights increased 671.9% to $16.6 million at August 31, 1995 from $2.1 million at August 31, 1994. Excess servicing rights are calculated using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar rights. The Company believes that the excess servicing rights recognized at the time of sale do not exceed the amount that would be received if such rights were sold at fair market value in the marketplace. The increase in excess servicing rights was primarily a result of increases in loans sold with excess servicing rights.

         Mortgage servicing rights were $1.1 million at August 31, 1995 as a result of sales of loans which resulted in an increase in the principal balance of sold loans serviced and implementation of SFAS No. 122. There was no corresponding asset at August 31, 1994.

         Timeshare and land inventories increased to $25.4 million at August 31, 1995 from $16.8 million at August 31, 1994, an increase of 50.8%. The increase was primarily due to the acquisition and renovation of timeshare interests.

         Notes and contracts payable increased 12.3% to $44.7 million at August 31, 1995 from $39.8 million at August 31, 1994 due to increased borrowings under the Company's lines of credit and the timing of loan sales.

         Accounts payable and accrued liabilities increased 129.1% to $14 million at August 31, 1995 from $6.1 million at August 31, 1994, primarily as a result of increases in accrued payroll, interest and other operational costs, due to expansion and growth of the Company.

         Future estimated contingency for notes receivable sold with recourse increased 117.6% to $8 million at August 31, 1995 from $3.7 million at August 31, 1994, primarily due to increased loans sold under recourse provisions. Recourse to the Company on sales of loans is governed by the agreements between the purchasers and the Company. The allowance for credit losses on loans sold with recourse represents the Company's estimate of its probable future credit losses to be incurred over the lives of the loans, considering estimated future FHA insurance recoveries on Title I Loans and other factors.

         Payable to assignors decreased 63.8% to $2.6 million at August 31, 1995 from $7.1 million at August 31, 1994, as a result of accrued amounts payable exceeding payments made and the reclassification of $10 million to subordinated debt.

         Excess of liability over assets of discontinued operations decreased to $0 at August 31, 1995 from $4.2 million at August 31, 1994, as a result of an order for judgment against the Company in litigation involving certain subsidiaries of PEC in the amount of $3.4 million, which amount was settled for $2.9 million in May 1995 and paid in June 1995.

         Deposits, which represent the cash funds received on unrecognized land
sales, increased by 63% to $3.6   million at August 31, 1996 from $2.2 million
at August 31, 1994.

         Deferred income taxes payable increased 49.7% to $8.1 million at August 31, 1995 from $5.4 million at August 31, 1994 due to increased income.

         Stockholder's equity increased 16.4% to $19.2 million at August 31, 1995 from $16.5 million at August 31, 1994 as a result of net income applicable to common stock of $1.4 million and the issuance of 1,000,000 common stock warrants valued at $1.3 million.

POSSIBLE TERMINATION OF SERVICING RIGHTS

         As described in Note 10 of Notes to Consolidated Financial Statements, the pooling and servicing agreements relating to the Company's securitization transactions contain provisions with respect to the maximum permitted loan delinquency rates and loan default rates, which, if exceeded, would allow the termination of the Company's right to service the related loans. At September 30, 1996, the default rates on the pool of loans sold in the March 1996 securitization transaction exceeded the permitted limit set forth in the related pooling and servicing agreement. Accordingly, this condition could result in the termination of the Company's servicing rights with respect to that pool of loans by the trustee, the master servicer or the insurance company providing credit enhancement for that transaction. The mortgage servicing rights on this pool of loans were approximately $1.4 million at August 31, 1996. Although the insurance company has indicated that it, and to its knowledge, the trustee and the master servicer has no present intention to terminate the Company's servicing rights, no assurance can be given that one or more of such parties will not exercise its right to terminate. In the event of such termination, there would be an adverse effect on the valuation of the Company's mortgage servicing rights and the results of operations in the amount of the mortgage servicing rights ($1.4 million before tax and $870,000 after tax at August 31, 1996) on the date of termination.

SUBSEQUENT EVENT

         In November 1996, MMC issued 2,300,000 shares of its common stock in a public offering at $10.00 per share. As a result of this transaction, the Company's ownership in MMC declined from 100% at August 31, 1996 to 81.1%. The Company continues to have voting control on all matters submitted to shareholders of MMC, including the election of directors and approval of extraordinary corporate transactions. Concurrently with the common stock offering, MMC issued $40 million of 12.5% Senior Subordinated Notes due in 2001 in a public offering . MMC currently intends to use approximately $13.2 million of the aggregate net proceeds received from the offerings to repay amounts due to Mego Financial Corp. and PEC and approximately $17 million to reduce the amounts outstanding under MMC's warehouse and revolving lines of credit which currently bear interest at rates ranging from 1% to 2% over the prime rate and which expire in August 1997 and December 1997, respectively, and to repay $3 million under a repurchase agreement. Funds received by Mego Financial Corp. and PEC will be used in their respective operations. The remaining net proceeds will be used by MMC to provide capital to originate and securitize loans. Pending such use, the net proceeds received by the Company will be invested in high quality, short term interest-bearing investment and deposit accounts.

EFFECTS OF CHANGING PRICES AND INFLATION

         The Company's operations are sensitive to increases in interest rates and to inflation. Increased borrowing costs resulting from increases in interest rates may not be immediately recoverable from prospective purchasers. Inflationary increases are difficult to pass on to customers since increases in sales prices often results in lower sales closing rates and higher cancellations. The Company's notes receivable consist primarily of fixed-rate long term installment contracts that do not increase or decrease as a result of changes in interest rates charged to the Company. In addition, delinquency and cancellation rates may be affected by changes in the national economy.

SEASONALITY

         Sales of timeshare interests and land are seasonal. For the fiscal years ended August 31, 1996, 1995 and 1994 quarterly sales as a percentage of annual sales, for each of the fiscal quarters averaged: quarters ended November 30-25%, quarters ended February 28-20.3%, quarters ended May 31-28.9%, and quarters ended August 31-25.9%. The majority of the Company's customers are tourists. The Company's major marketing area, Las Vegas, Nevada, reaches peaks of tourist activity at periods different from the Company's other major marketing areas, Reno, Nevada, Southern California, Atlantic City, New Jersey, Denver and Park and Huerfano Counties, Colorado, which are more active in summer than in winter. The Company's other major marketing area, Honolulu, Hawaii, is not subject to seasonality as are the two new resorts opening in fiscal 1997 in Florida. The Company is not dependent upon a limited number of customers whose loss would have a materially adverse effect on the Company.

         Home improvement loan volume tracks the seasonality of home improvement contract work. Volume tends to build during the spring and early summer months, particularly with regard to pool installations. A decline is typically experienced in late summer and early fall until temperatures begin to drop. This change in seasons precipitates the need for new siding, window and insulation contracts. Peak volume is experienced in November and early December and declines dramatically from the holiday season through the winter months. Debt consolidation and home equity loan volume are not impacted by seasonal climate changes and, with the exclusion of the holiday season, tend to be stable throughout the year.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (the FASB) has issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company does not anticipate any material effect upon adoption on the results of operations or financial condition.

         In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS 123 is effective for fiscal years beginning December 15, 1995. The Company intends to provide the pro forma and other additional disclosure about stock-based employee compensation plans in its 1997 financial statements as required by SFAS 123.

         SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125) was issued by FASB in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by
(a) amortization in proportion to and over the period of estimated net servicing income and (b) assessment for asset impairment or increased obligation based on the fair values. The statement will require that the Company's existing and future excess servicing receivables be measured at fair market value and be reclassified as interest only strip securities and accounted for in accordance with SFAS 115. As required by the statement, the Company will adopt the new requirements effective January 1, 1997. It is not anticipated that upon implementation, the statement will have any material impact on the financial statements of the Company, as the book value of the Company's excess servicing rights and mortgage related securities approximates fair value. Upon adoption of SFAS 125, the Company's subsidiary, PEC, will begin recognizing servicing rights and notes receivable held for sale, similar to the method currently used by MMC on mortgage servicing rights under SFAS
122. This will have the impact of increasing the gain on sale of notes at the time of sale and reducing future servicing fee income on PEC generated receivables sold after January 1, 1997.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

        The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events, including the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for home improvement and debt consolidation loans; decline in demand for timeshare interests; the effect of general economic conditions generally and specifically changes in interest rates; the effect of competition; the Company's dependence on the availability of financing; the Company's ability to sell its loans and receivables; and the regulation of the Company by federal, state and local regulatory authorities. Actual events or results may differ as a result of these and other factors.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements and supplementary data of the Company and its subsidiaries are included herewith:


                                                                                                       PAGE
                                                                                                       ----
Independent Auditors' Report                                                                            F-2
Consolidated Statements of Financial Condition - August 31, 1996 and 1995                               F-3
Consolidated Statements of Operations for the years ended August 31, 1996, 1995, and 1994            F-4 - F-5
Consolidated Statements of Stockholders' Equity for the years ended August 31, 1996, 1995, and 1994     F-6
Consolidated Statements of Cash Flows for the years ended August 31, 1996, 1995, and 1994            F-7 - F-8
Notes to Consolidated Financial Statements for the years ended August 31, 1996, 1995, and 1994       F-9 - F-29
Independent Auditors' Report on Financial Statement Schedules                                           S-1
Valuation and Qualifying Accounts for the year ended August 31, 1996                                    S-2
Valuation and Qualifying Accounts for the year ended August 31, 1995                                    S-3
Valuation and Qualifying Accounts for the year ended August 31, 1994                                    S-4
All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The following table sets forth certain information with respect to the directors, executive officers and key employees of the Company.



                NAME                          AGE                               POSITION
---------------------------------           -------         -----------------------------------------------
 Robert Nederlander                           63            Chairman of the Board, Chief Executive Officer
                                                            and Director
 Jerome J. Cohen                              68            President and Director
 Don A. Mayerson                              69            Executive Vice President, General Counsel and
                                                            Secretary
 Herbert B. Hirsch                            60            Senior Vice President, Chief Financial Officer,
                                                            Treasurer and Director
 Eugene I. Schuster                           59            Vice President and Director
 Jon A. Joseph, Jr.                           49            Vice President and Associate General Counsel
 Paul K. Sadler                               38            Vice President, Management Information Systems
 David A. Cleveland                           39            Vice President and Chief Accounting Officer
 John E. McConnaughy, Jr.                     67            Director
 Wilbur L. Ross, Jr.                          58            Director
 Jeff S. Moore                                38            President and Chief Operating Officer of MMC
 James  L. Belter                             53            Executive Vice President and Chief Financial
                                                            of  MMC
 Frederick H. Conte                           44            Executive Vice President and Chief Operating Officer
                                                            of  PEC
 Stuart Harelik                               56            Senior Vice President Marketing and Sales of PEC


         Robert Nederlander has been the Chairman of the Board and Chief Executive Officer of the Company since January 1988, when affiliates of the Assignors including Mr. Cohen acquired approximately 43% of the outstanding Common stock of the Company (Share Acquisition). See "Certain Relationships and Related Transactions." Mr. Nederlander is the Chairman of the Executive Committee and a member of the Audit Committee. Since July 1995, Mr. Nederlander has served on the Board of Directors of HFS, which, together with its subsidiary, entered into an agreement in April 1995 with the Company pursuant to which the Company is licensed to use the "Ramada" name in its timeshare operations. Mr. Nederlander has been Chairman of the Board of Riddell Sports Inc. since April 1988 and was Riddell Sports Inc.'s Chief Executive Officer from April 1988 through March 1993. From February 1992 until June 1992, Mr. Nederlander was also Riddell Sports Inc.'s interim President and Chief Operating Officer. Since November 1981, Mr. Nederlander has been President and a Director of the Nederlander Organization, Inc., owner and operator of one the world's largest chains of legitimate theaters. He served as the Managing General Partner of the New York Yankees from August 1990 until December 1991, and has been a limited partner since 1973. Since October 1985, Mr. Nederlander has been President of Nederlander Television and Film Productions, Inc.; Vice Chairman of the Board from February 1988 to early 1993 of Vacation Spa Resorts, Inc., an affiliate of Mego Financial; and Chairman of the Board of Allis-Chalmers Corp. from May 1989 to 1993, and Vice Chairman from 1993 to October 1996. He remains a director. Mr. Nederlander was elected to the Board of Directors of Mego Mortgage Corporation in September 1996. In October 1996, Mr. Nederlander became a director of News Communications Inc., a publisher of community oriented free circulation newspapers. Mr. Nederlander was a senior partner in the law firm of Nederlander, Dodge and Rollins in Detroit, Michigan, from 1960 to 1989.
Mr. Nederlander does not currently serve on a full time basis in his capacities with the Company.


         Jerome J. Cohen has been the President and a Director of the Company since the Share Acquisition. Mr. Cohen serves as a member of the Executive Committee and is Chairman of the Board and Chief Executive Officer of MMC, and is President and Chief Executive Officer of PEC. Since April 1992, Mr. Cohen has been a Director of Atlantic Gulf Communities Inc., formerly known as General Development Corporation, a publicly held company engaged in land development, land sales and utility operations in Florida and Tennessee.

         Don A. Mayerson has been the Secretary of the Company since the Share Acquisition and the Executive Vice President and General Counsel of the Company since April 1988.

         Herbert B. Hirsch has been the Senior Vice President, Chief Financial Officer, Treasurer and a Director of the Company since the Share Acquisition. Mr. Hirsch serves as a member of the Executive Committee.

         Eugene I. Schuster has been a Vice President and a Director of the Company since the Share Acquisition. Mr. Schuster is a member of the Stock Option Committee. Since July 1983, Mr. Schuster has been the President and Chief Executive Officer and a director of Quest Bio Technology, Inc., a publicly held biotechnology research and development firm. Since September 1985, Mr. Schuster has been a director of Wavemat, Inc., a publicly held company engaged in the manufacture and sale of microwave equipment for advanced materials processing. Since January 1988 and May 1988, respectively, Mr. Schuster has been the Chief Executive Officer and Chairman, of Cellex BioSciences, a publicly held manufacturer of automated cell culture systems. Mr. Schuster is a director and executive officer of a number of privately held venture capital, business development and biotechnology companies. Mr. Schuster does not currently serve on a full time basis in his capacities with the Company.

         David A. Cleveland became Chief Accounting Officer of the Company in September 1996. Mr. Cleveland served as Senior Vice President and Controller of PriMerit Bank from June 1990 to July 1996. Prior to that, he was Chief Financial Officer of Pacific Coast Savings and Loan Association. Mr. Cleveland is a Certified Public Accountant.

         John E. McConnaughy, Jr. has been a Director of the Company since 1984. Mr. McConnaughy serves as Chairman of the Audit Committee and a member of the Stock Option and Executive Incentive Compensation Committees. Mr. McConnaughy also served as Chairman of the Board and Chief Executive Officer of GEO International Corporation (GEO), a privately held nondestructive testing, screen printing and oil field services company, from 1981 until October 1992. GEO filed for protection under Chapter 11 of the U.S. Bankruptcy Code in October 1993. Mr. McConnaughy has served as a member of the Board of Directors of Riddell Sports, Inc. since 1988.

         Wilbur L. Ross, Jr. has been a Director of the Company since 1984. Mr. Ross serves as a member of the Audit, Stock Option and Executive Incentive Compensation Committees. Mr. Ross has been a Senior Managing Director of Rothschild, Inc., an investment banking firm, since August 1976. Mr. Ross was a director of GEO from 1987 to January 1992. Mr. Ross serves as a director of Syms Corporation, a publicly held corporation.

KEY EMPLOYEES

         Jeff S. Moore has been a director of MMC since June 1992, at which time he was elected its Executive Vice President. He was elected as Chief Operating Officer of MMC in December 1993 and as President in April 1995. Mr. Moore was the founder and served as President, Chief Executive Officer and a director of Empire Funding Corp., a nationwide Title I Lender, from August 1985 until March 1992, at which time he sold his interest in the company.

         James L. Belter has been Executive Vice President of MMC since April 1995 and Chief Financial Officer since September 1996. Prior to joining MMC, from May 1989 to September 1993, Mr. Belter served as the President, Chief Operating Officer and a director of Del-Val Capital Corporation, a commercial finance company. From April 1985 to April 1989, Mr. Belter served as Executive Vice President of Security Capital Credit Corporation, a commercial finance company, where he was responsible for the formation of the company's installment receivable lending division. From November 1976 to April 1985, Mr. Belter served as a corporate Vice President of Barclays Business Credit, Inc. where he managed a unit specializing in financing portfolios of consumer contracts including residential second mortgages, home improvement contracts, timeshare and land sales.

         Frederick H. Conte has been with PEC since 1978, and its Executive Vice President and Chief Operating Officer since February 1988.

Stuart Harelik has been the Senior Vice President of Marketing and Sales of PEC since March 1989.

         Jon A. Joseph has been a Vice President and Associate General Counsel of the Company since July 1995. Mr. Joseph was Executive Vice President of Valley Bank of Nevada from 1984 to 1991. In 1991, Valley Bank of Nevada was acquired by Bank of America. Mr. Joseph remained with the legal department of Bank of America until June 1, 1995.

         Paul K. Sadler has been with PEC as manager of Management Information Services since 1985 and was elected Vice President of the Company in June 1995.


ADDITIONAL INFORMATION CONCERNING OFFICERS AND DIRECTORS

         The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The Company reimburses all directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as directors.
Members of the Board of Directors of the Company who are not employees of the Company receive an annual fee of $40,000. Directors are also reimbursed for their expenses incurred in attending meetings of the Board of Directors and its committees.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding common stock, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports are required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been satisfied.

ITEM 11.     EXECUTIVE COMPENSATION

         The following table sets forth information concerning the annual and long-term compensation earned by the Company's chief executive officer and each of the five other most highly compensated executive officers whose annual salary and bonus during the fiscal years presented exceeded $100,000 (Named Executive Officers). The Company did not grant any stock options to the Named Executive Officers during the fiscal year ended August 31, 1996.

                                                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                ANNUAL COMPENSATION               COMPENSATION
                                   -------------------------------------------       AWARDS
                                                                                  ------------
                                                                                    NUMBER OF
                                   FISCAL                         OTHER ANNUAL       OPTIONS        ALL OTHER
  NAME AND PRINCIPAL POSITION       YEAR    SALARY    BONUS(A)    COMPENSATION     GRANTED (B)  COMPENSATION (C)
------------------------------      ----  ---------   --------    ------------     -----------  ----------------
 Robert Nederlander                 1994   $100,000   $      -     $      -           35,000        $1,500
   Chairman of the Board and        1995    126,925          -            -                -         1,500
     Chief Executive Officer        1996    150,000      2,885        3,789                -         2,293

 Jerome J. Cohen                    1994   $300,000   $  5,769     $  1,437           35,000        $2,225
   President                        1995    300,000    120,369        3,227                -         2,250
                                    1996    300,000    216,666        6,279                -         2,250

 Don A. Mayerson                    1994   $200,000   $  3,846     $      -           35,000        $2,226
   Executive Vice President,        1995    200,000     49,686            -                -         2,250
     General Counsel and            1996    200,000     86,680        5,305                -         2,250
     Secretary

 Herbert B. Hirsch                  1994   $200,000   $  3,846     $      -           35,000        $2,226
   Senior Vice President, Chief     1995    200,000     49,686            -                -         2,250
     Financial Officer and          1996    200,000     86,680        1,512                -         2,250
     Treasurer

 Stuart Harelik                     1994   $125,000   $344,830     $      -           25,000        $2,302
   Senior Vice President            1995    125,000    438,064            -                -         2,250
     Marketing and Sales of PEC     1996    125,000    411,766            -                -         2,250

 Jeffrey S. Moore                   1994   $126,771   $      -     $  5,400           25,000        $    -
   President and Chief Operating    1995    200,003          -       13,963                -             -
     Officer of  MMC                1996    200,003     86,084       13,625                -             -

_____________________________

(A) Mr. Harelik receives a contingent bonus based on a percentage of the sales made in excess of specified sales levels as set forth in his contract of employment which expires August 31, 2000. In 1994, Messrs. Cohen, Mayerson and Hirsch received bonuses equal to one week's salary at year end in accordance with the Company's Christmas bonus formula. In addition to those bonuses, on April 13, 1996, pursuant to contractual arrangements, incentive compensation attributable to the year ended August 31, 1995 was paid to Messrs. Cohen, Mayerson and Hirsch and is included in the above table as 1995 compensation. Incentive compensation attributable for the year ended August 31, 1996, but not yet paid, is included in the above table as 1996 compensation.

(B) The Company adopted the Stock Option Plan on November 17, 1993, and options were granted to certain executive officers on December 22, 1993 and subsequently to other employees, subject to shareholder approval of the Stock Option Plan. The Stock Option Plan was approved by the shareholders on February 9, 1994. One-fifth of each grant to the named executive officers became exercisable on December 22, 1994 and an additional one-fifth became exercisable on December 22, 1995. See "Aggregated Fiscal Year-End Option Table" and "Stock Option Plan."

(C) Represents the Company's matching contributions of 25% of the employee's contribution to the Company's 401(k) Plan on behalf of the employee.

         The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of August 31, 1996. No stock options were exercised by the Named Executive Officers during the fiscal year ended August 31, 1996.


                    AGGREGATED FISCAL YEAR-END OPTION TABLE

                                                                                 VALUE OF UNEXERCISED IN-THE-MONEY
                                 NUMBER OF UNEXERCISED OPTIONS HELD AT                   OPTIONS HELD AT
                                            AUGUST 31, 1996                            AUGUST 31, 1996 (1)
                                   ------------------------------------         -----------------------------------
                 NAME               EXERCISABLE          UNEXERCISABLE           EXERCISABLE          UNEXERCISABLE
                 ----               -----------          -------------           -----------          -------------
         Robert Nederlander           14,000                 21,000              $   40,250            $    60,375
         Jerome J. Cohen              14,000                 21,000                  43,750                 65,625
         Don A. Mayerson              14,000                 21,000                  43,750                 65,625
         Herbert B. Hirsch            14,000                 21,000                  43,750                 65,625
         Stuart Harelik               10,000                 15,000                  31,250                 46,875
         Jeff S. Moore                10,000                 15,000                  31,250                 46,875

-------------------------
(1) The closing sales price of the Company's common stock as reported as Nasdaq National Market on August 31, 1996 was $5.625.

         EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with Jerome J. Cohen which expires on January 31, 2000. The agreement provides for an annual base salary of $300,000 plus 2.5% of Incentive Income as defined in the Company's Incentive Plan (See "Executive Incentive Compensation Plan"). Mr. Cohen's employment agreement does not provide for an early termination bonus or other additional compensation based on performance.

         MMC has entered into an employment agreement with Jeffrey S. Moore which expires on December 31, 1998 and which provides for an annual base salary of $200,000. In addition, Mr. Moore is to receive an incentive bonus each calendar year equal to 1.5% of MMC's after tax income, provided that certain scheduled sales goals are met, as well as deferred compensation of 1% of the gain on sale from sales of loans during such year, payable in 48 equal installments. In the event payments of the incentive bonus and deferred compensation due in any year exceed $500,000, then the excess over $500,000 is only payable with the approval of MMC's Board of Directors.

         PEC has entered into an employment contract with Stuart Harelik which expires on August 31, 2000 and provides for an annual base salary of $125,000. In addition, Mr. Harelik is to receive a contingent bonus each year equal to the sum of 1.25% of Net Sales (as defined) in excess of $20 million up to $50 million plus .75% of Net Sales in excess of $50 million.

STOCK OPTION PLAN



         Under the Company's Stock Option Plan, 525,000 shares of Common Stock were reserved for issuance upon exercise of options. The Stock Option Plan is designed to serve as an incentive for retaining qualified and competent employees.



         The Stock Option Committee of the Company's Board of Directors, administers and interprets the Stock Option Plan and is authorized, in its discretion, to grant options thereunder to all eligible employees of the Company (currently 1,062 individuals), including officers of the Company. The Stock Option Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and nonstatutory stock options. Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, or a committee thereof, except that the per share exercise price of options may not be less than 80% of the fair market value of the common stock on the date of grant, and, in the case of an incentive stock option, the per share exercise price may not be less than 100% of such fair market value. In the case of incentive stock options granted to a 10% shareholder, the per share exercise price may not be less than 110% of the fair market value and the expiration is five years from grant date. The aggregate fair market value of the shares covered by incentive stock options granted under the Stock Option Plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.



         Options granted under the Stock Option Plan are exercisable after the period or periods specified in the option agreement. Options granted under the Stock Option Plan are not exercisable after the expiration of ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution.

         Under MMC's Stock Option Plan, which was effective upon the consummation of MMC's public stock offering, 925,000 shares of MMC's Common Stock were reserved for issuance upon exercise of stock options. The options, even if vested, may not be exercised without the written approval of Mego Financial Corp. Such shares will be accompanied by stock appreciation rights which will become exercisable as determined by the Board, or a committee thereof, only if Mego Financial Corp. does not give approval to the exercise of the options. This MMC plan was designed as a means to retain and motivate key employees and directors. MMC's Board of Directors, or a committee thereof, administers and interprets this MMC plan and is authorized to grant options thereunder to all eligible employees and directors of MMC, except that no incentive stock options (as defined in Section 422 of the Internal Revenue code) may be granted to a director who is not also an employee of MMC, Mego Financial Corp. or a subsidiary of MMC.

         This plan provides for the granting of both incentive stock options and unqualified stock options. Options will be granted on such terms and at such prices as determined by MMC's Board of Directors, or a committee thereof, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant. Each option is exercisable after the period or periods specified in the related option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. Options granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of stock of MMC or the Company must have an exercise price of at least 110% of the fair market value of the common stock on the date of grant and a term of no more than five years. MMC is authorized to make or guarantee loans to optionees to enable them to exercise their options. Such loans must (I) provide for recourse to the optionee, (ii) bear interest at a rate no less than the prime rate of interest, and (iii) be secured by the shares of common stock purchased. The Board of Directors of MMC has the authority to amend or terminate this plan, provided that no such action may impair the rights of the holder of any outstanding option without the written consent of such holder, and provided further that certain amendments are subject to stockholder approval. Unless terminated sooner, this MMC plan, will continue in effect until all options granted thereunder have expired or been exercised, provided that no options may be granted ten years after commencement of the MMC plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors has not designated a Compensation Committee, but has delegated the responsibility and authority for setting and overseeing the administration of policy which governs the compensation of all of the Company's employees (with the exception of Messrs. Nederlander, Cohen, Mayerson, Hirsch and Schuster) to its President, Jerome J. Cohen. The compensation paid to Messrs. Nederlander, Cohen, Mayerson, Hirsch and Schuster is determined by the Board of Directors. The directors who are also executive officers of the Company do not participate in deliberations of the Board of Directors of the Company concerning their own compensation. In fiscal 1995, Mr. Nederlander's annual salary was increased to $150,000, and Mr. Schuster's annual salary was increased to $60,000.

EXECUTIVE INCENTIVE COMPENSATION PLAN

         On June 22, 1994, effective for the year ending August 31, 1995, the Board of Directors of the Company approved an Executive Incentive Compensation Plan (Incentive Plan) for executives and other key employees of the Company and its subsidiaries who contribute to the success of the Company. Under the terms of the Incentive Plan, awards of incentive compensation may be made by an Incentive Compensation Committee of the Board of Directors of the Company, which committee shall be composed of not less than two members. The Incentive Plan provides that the Board of Directors may amend, suspend or terminate the Incentive Plan at any time. Incentive Compensation for any fiscal year is defined as an amount equal to 7.5% of incentive income (Incentive Income) for such year. Incentive Income for any fiscal year is defined as the amount reported as income before taxes in the consolidated financial statements of the Company for such year. The maximum amount of all awards of Incentive Compensation for any fiscal year shall not exceed (a) 7.5% of Incentive Income for such year, reduced by (b) the amount of Incentive Income which must be paid by the Company to employees pursuant to any contractual obligation of the Company, increased by (c) any unawarded Incentive Compensation carried forward from a prior fiscal year.

         On June 22, 1994, the Board of Directors also approved an employment agreement with Mr. Jerome J. Cohen, President of the Company, and agreements with Messrs. Don A. Mayerson and Herbert B. Hirsch, executive officers of the Company, pursuant to which Messrs. Cohen, Mayerson and Hirsch are entitled to receive 2.5%, 1% and 1% respectively, of Incentive Income of the Company, as defined in the Incentive Plan, for the five year period commencing with fiscal 1995, which amounts would directly reduce the amounts available for awards under the Incentive Plan.

SPLIT DOLLAR INSURANCE PLAN

         On April 5, 1995, the Board of Directors of the Company established a split-dollar life insurance plan (Split-Dollar Plan) pursuant to which the Company pays the premiums for certain "second to die" life insurance policies on the lives of Robert Nederlander, Jerome J. Cohen, Don A. Mayerson and Herbert B. Hirsch, executive officers of the Company (Messrs. Nederlander, Cohen and Hirsch are also directors of the Company), and their respective spouses, for a period not to exceed five years, at an annual aggregate premium outlay of $400,000. Each policy is in the name of a trust established for family beneficiaries selected by such officers. On August 3, 1995, the Company approved a life insurance policy for Mr. Schuster at an annual cost of $100,000 for a period of five years. Pursuant to the plan, and with respect to each policy, after ten years, or earlier upon the deaths of the respective insured parties, or certain other eventualities, the Company will receive the amount of premiums paid on the policy.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of November 8, 1996, information with respect to the beneficial ownership of the common stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                               AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                                               -----------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                          SHARES                   PERCENT
-----------------------------------------                      ----------------   ----------------------
Robert Nederlander(2) . . . . . . . . . . . . . . . . . .           2,133,697             11.6% Common
Eugene I. Schuster and Growth Realty Inc. (GRI)(3)  . . .           1,933,634             10.5% Common
Jerome J. Cohen(4)  . . . . . . . . . . . . . . . . . . .           1,127,823              6.1% Common
Herbert B. Hirsch(5)  . . . . . . . . . . . . . . . . . .           1,699,623              9.2% Common
Don A. Mayerson(6)  . . . . . . . . . . . . . . . . . . .             824,414              4.5% Common
John E. McConnaughy, Jr.(7) . . . . . . . . . . . . . . .             616,503              3.3% Common
Wilbur L. Ross, Jr.(8)  . . . . . . . . . . . . . . . . .             152,500                 * Common
Jeff  S. Moore (9)  . . . . . . . . . . . . . . . . . . .              17,000                 * Common
Stuart Harelik (10)   . . . . . . . . . . . . . . . . . .              15,700                 * Common
All Officer and Directors as a Group (9 persons)(11)  . .           8,520,894             46.2% Common
-------------------

*   Less than 1%.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from November 27, 1996 upon the exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Form 10-K filing.

(2) 810 Seventh Avenue, 21st Floor, New York, New York 10019. Includes 21,000 shares issuable under an option granted pursuant to the Stock Option Plan, to the extent exercisable within the next 60 days and 250,000 shares issuable upon the exercise of warrants held by an
         affiliate of Mr. Nederlander.   See "Certain Relationships and Related
         Transactions."

(3) 321 Fisher Building, Detroit, Michigan 48202. These shares are held of record by GRI, a wholly owned subsidiary of Venture Funding, Ltd. of which Mr. Schuster is a principal shareholder, Director and Chief Executive Officer. Includes 250,000 shares issuable upon the exercise of warrants held by an affiliate of Mr. Schuster. See "Certain Relationships and Related Transactions."

(4) 1125 N.E. 125th Street, Suite 206, North Miami, Florida 33161. Includes 21,000 shares issuable under an option granted pursuant to the Stock Option Plan, to the extent exercisable within the next 60 days and 200,000 shares issuable upon the exercise of warrants held by Mr. Cohen. Excludes 103,503 shares owned by Mr. Cohen's spouse, 500,000 shares owned by a trust for the benefit of his children over which Mr. Cohen does not have any investment or voting power, as to which he disclaims beneficial ownership.

(5) 230 East Flamingo Road, Las Vegas, Nevada 89109. Includes 21,000 shares issuable under an option granted pursuant to the Stock Option Plan, to the extent exercisable within the next 60 days and 200,000 shares issuable upon the exercise of warrants held by Mr. Hirsch. Excludes 10,000 shares held by Mr. Hirsch as custodian for a minor child as to which he disclaims beneficial ownership, and 21,666 shares held by a family trust, as to which he disclaims beneficial ownership.

(6)      1125 N.E. 125th Street, Suite 206, North Miami, Florida 33161.
         Includes 21,000 shares issuable under an option granted pursuant to the Stock Option Plan, to the extent exercisable within the next 60 days and 100,000 shares issuable upon the exercise of warrants held by Mr. Mayerson. Excludes 56,667 shares owned by Mr. Mayerson's spouse, as to which he disclaims beneficial ownership.

(7) 1011 High Ridge Road, Stamford, Connecticut 06905. Excludes 3,000 shares owned by a member of Mr. McConnaughy's family, as to which he disclaims beneficial ownership.

(8) 1251 Avenue of the Americas, 51st Floor, New York, New York 10020. Excludes 15,000 shares owned by a member of Mr. Ross' family and 250,000 shares owned by Rothschild, Inc., of which Mr. Ross is a Managing Director, over which Mr. Ross does not have any investment or voting power, and as to which he disclaims beneficial ownership.

(9) 1000 Parkwood Circle, Atlanta, Georgia 30339. Includes 15,000 shares issuable under an option granted pursuant to the Stock Option Plan, to the extent exercisable within the next 60 days.

(10) 4310 Paradise Road, Las Vegas, Nevada 89109. Includes 15,000 shares issuable under an option granted pursuant to the Stock Option Plan, to the extent exercisable within the next 60 days.

(11)     See Notes (2)-(10).

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Purchase of Preferred Equities Corporation. Pursuant to a Stock Purchase and Redemption Agreement dated October 6, 1987 and amended October 25, 1987, Comay Corp., an affiliate of Messrs. Cohen and Mayerson (Comay), GRI, an affiliate of Mr. Schuster, RRE Corp., an affiliate of Mr. Nederlander (together with its assignee, RER Corp., another affiliate of Mr. Nederlander, RER), and H&H Financial Inc., an affiliate of Mr. Hirsch (H&H), obtained the rights (PEC Purchase Rights) to acquire PEC, a privately-held Nevada corporation engaged in retail land sales, resort time-sharing and other real estate related activities. (Comay, GRI, RER and H&H are collectively referred to as the Assignors).

         Certain Arrangements Between the Company and Affiliates of Certain Officers and Directors.

         Pursuant to the Assignment and Assumption Agreement, dated February 1, 1988 as subsequently amended, the Assignors assigned (Assignment) their PEC Purchase Rights to the Company. As part of the consideration for the Assignment to the Company, the Assignors were entitled to receive from the Company, on a quarterly basis until January 31, 1995, amounts equal in the aggregate to 63% of the "Unrestricted Cash Balances" of PEC. The Assignment and Assumption Agreement defines Unrestricted Cash Balances of PEC as the cash on hand and on deposit of PEC and its subsidiaries as of the end of a fiscal quarter that could be used to make a dividend or other payment to the Company without violating the most restrictive loan agreement to which PEC is a party or by which PEC is bound.

         At January 31, 1995, at which point the accrual of payments ceased, the Company owed the Assignors an aggregate of $13.3 million pursuant to the Assignment and Assumption Agreement. Pursuant to an amendment (the Amendment) to the Assignment and Assumption Agreement, dated March 2, 1995, the Assignors agreed to defer payment of the $10 million of Subordinated Debt and to subordinate the payment of such amount to them to the Company's repayment of certain borrowings and the repayment of certain obligations of subsidiaries of the Company, the repayment of which obligations were guaranteed by the Company. Pursuant to the Amendment, the Company is required to pay interest semi-annually on the Subordinated Debt at a rate of 10% per year between September 1, 1995 and March 1, 1997, and make seven equal semi-annual payments of $1.4 million plus interest commencing March 1, 1997. In addition to the Subordinated Debt, at May 31, 1995, $3.3 million was payable to the Assignors, which amount bears interest at the rate of 10% per year, payable semi-annually pursuant to the provisions of the Assignment and Assumption Agreement (Unsubordinated Amount). During fiscal 1996, the Company paid an aggregate of
$1.2 million to the Assignors, all of which represented interest.   The
Unsubordinated Amount is payable no later than March 1, 1997. All amounts owed to the Assignors are secured by a pledge of all the stock of PEC.

         In consideration of the payment deferral and subordination described above, warrants (Warrants) for 1,000,000 shares of common stock at an exercise price of $4.25 per share (the closing market price per share on March 2, 1995) were granted to the Assignors. The Warrants contain restrictions on transfer and are exercisable between March 2, 1996 and March 1, 2000.

         The amount of options exercisable at August 31, 1996 were 155,000 plus an additional 74,000 that will become exercisable within 60 days after the Form 10-K filing date.

         In April 1995, PEC entered into an arrangement with HFS, of which Mr. Nederlander became a director in July 1995. See "Business- Preferred Equities Corporation-Timeshare Properties and Sales."

                                    PART IV



ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K



         (a) See Item 8 above for a list of financial statements and financial statement schedules included as part of this Annual Report on Form 10-K.



         (b) No reports on Form 8-K were filed during the last quarter of fiscal 1996.



         (c)     Exhibits.



       EXHIBIT NUMBER                           DESCRIPTION
       --------------                           -----------

         2.1(1)             Disclosure Statement  dated October  3, 1983,
                            together with  Schedules A  through G  and Debtors'
                            Plan, filed as Exhibit (2) to Mego International (a
                            predecessor of the  Company) Form 10-K for the year
                            ended February 28, 1983, and incorporated herein by
                            reference.
         2.2(8)             Articles  of Merger  of  Vacation Spa  Resorts,
                            Inc. with  and into  Preferred  Equities
                            Corporation dated  March 10,  1993, Agreement  and
                            Plan of  Merger dated  as of  July 24, 1992, among
                            Preferred Equities Corporation and Vacation  Spa
                            Resorts, Inc., Amendment to Agreement and  Plan of
                            Merger dated July 14, 1992, and Amendment to
                            Agreement and Plan of Merger dated December 7,
                            1992.
         3.1(a)(1)          Certificate of  Incorporation of the  Company, as
                            amended, filed as  Exhibit 3.1 to  the Company's
                            Form 10-K for  the fiscal year ended August 31,
                            1987 and incorporated herein by reference.
         3.1(b)(5)          Certificate of Amendment  of the Certificate of
                            Incorporation  of the Company, dated June 19, 1992.
         3.1(c)(8)          Certificate of  Amendment  of the  Certificate  of
                            Incorporation  of  the Company,  dated August 26,
                            1993.
         3.2(1)             By-laws of the Company, as amended.
         3.3(10)            Mego  Mortgage Corporation  Amended  and Restated
                            Certificate  of Incorporation  of Mego Mortgage
                            Corporation.
         3.4(10)            Mego Mortgage Corporation By-laws of Mego Mortgage
                            Corporation, as amended.
         4.1(10)            Mego Mortgage Corporation Specimen Common Stock
                            Certificate.
         10.4(a)(1)         Stock Purchase  Agreement dated October  25, 1987
                            by  and among  the Company, and  Robert
                            Nederlander, Jerome  J. Cohen,  Don A. Mayerson,
                            Herbert Hirsch  and Growth Realty  Inc.  ("GRI")
                            (collectively,  the "Purchasers")  filed as
                            Exhibit A  to a  Schedule 13D  dated October  25,
                            1987,  filed  by  Jerome J.  Cohen,  et  al.,  and
                            incorporated  herein by reference.
         10.4(b)(1)         Letter  dated   January  7,   1988  from   the
                            Purchasers  of   the  Company,   updating
                            representations  made by the  Company, in the Stock
                            Purchase Agreement (Exhibit 10.5(a)) filed as
                            Exhibit  10.2 to a Current Report on  Form 8-K of
                            the Company, dated  January 7, 1988, and
                            incorporated herein by reference.
         10.5(a)(1)         Assignment Agreement dated October 25, 1987 by and
                            among Comay  Corp. ("Comay"), GRI, RER Corp.
                            ("RER")  (as successor in interest  to RRE  Corp.)
                            and H&H Financial,  Inc. ("H&H") (collectively the
                            "Assignors")  and the Company, with  respect to
                            shares of  Common Stock of Preferred Equities
                            Corporation ("PEC"),  filed as Exhibit B  to a
                            Schedule  13D dated October 25, 1987 filed by
                            Jerome J. Cohen, et al., and incorporated herein by
                            reference.
         10.5(b)(1)         Assignment  and Assumption Agreement dated
                            February 1, 1988  by and  among the Assignors and
                            the Company  filed as Exhibit 10.2  to a Current
                            Report  of Form 8-K of  the Company, dated February
                            1, 1988 and incorporated herein by reference.
         10.5(c)(1)         Amendment  to Exhibit  10.6(b) dated  as of  July
                            29,  1988 filed  as  Exhibit 10.3  to a Current
                            Report on  Form 8-K of the Company, dated August 1,
                            1988 and incorporated herein by reference.
         10.6(a)(1)         Stock Purchase  and Redemption Agreement dated  as
                            of  October 6, 1987 by  and among PEC, Comay, GRI,
                            RRE Corp.,  H&H, Linda Sterling and the  1971 Rosen
                            Family Stock  Trust filed as Exhibit C to a
                            Schedule 13D dated October 25, 1987 filed by Jerome
                            J.  Cohen, et al., and incorporated herein by
                            reference.
         10.6(b)(1)         Amendment dated as of October 25,  1987 of Exhibit
                            10.7(a) filed as Exhibit 10.3(b)  to a Current
                            Report on  Form  8-K of  the Company  dated
                            February 1, 1988, and incorporated herein by reference.
         10.7(1)            Loan  and Security  Agreement dated  February  1,
                            1988  by and  between  the Company  and Greyhound
                            Real Estate Finance Company filed as Exhibit 10.7 to a Current Report on Form 8-K of the Company dated February 1, 1988 and incorporated herein by reference.
         10.8(1)            Pledge and Security Agreement dated February 1,
                            1988 by and among the Company and Comay, GRI, REF, H&H and PEC regarding the pledge of PEC stock pursuant to the Assignment Agreement and the Assignment and Assumption Agreement (Exhibits
                            10.6(a) and (b)) filed as Exhibit 10.8 to the Form 8 Amendment dated April 18, 1988 to a Current
                            Report on Form 8-K of the Company dated February 1,
                            1988 and incorporated herein by reference.

       EXHIBIT NUMBER                           DESCRIPTION
       --------------                           -----------

         10.9(1)            Purchase  Agreement dated  June 30,  1988  by and
                            among  Preferred Equities  Corporation ("PEC"),
                            Southern Colorado Properties,  Inc., Colorado Land
                            and  Grazing Company and The Oxford Finance
                            Companies,  Inc. filed  as  Exhibit 10.1  to a
                            Quarterly  Report of  the Company on  Form 10-Q
                            for the  quarter ended  May 31,  1988 and
                            incorporated herein  by reference.
         10.10(2)           Amendment to Exhibit 10.5(b), dated July 29, 1988.
         10.11(3)           Amended and Restated  Loan and Security Agreement
                            between Greyhound Real Estate  Finance Company and
                            Vacation Spa  Resorts, Inc.,  dated May  10, 1989
                            and Amended  and Restated Promissory Note and
                            Guarantee and Subordination Agreement.
         10.12(3)           Amendment  No. 2 to  Loan and  Security Agreement
                            between Greyhound Real  Estate Finance Company  and
                            Vacation  Spa Resorts, Inc.,  dated April  16, 1990
                            and Amendment No.  2 to Promissory Note and
                            Guarantee and Subordination Agreement.
         10.13(3)           Purchase Agreement  dated 24th day of September,
                            1990 by and among Brigantine Inn, Ltd., Brigantine
                            Preferred Properties, Inc. and Preferred Equities
                            Corporation.
         10.14(3)           Purchase Agreement dated  24th day  of September,
                            1990  by and  among Brigantine  Villas, L.P.,
                            Brigantine Preferred Properties, Inc., and
                            Preferred Equities Corporation.
         10.15(4)           Amendment No.  3 to  Loan and Security  Agreement
                            between  Greyhound Real Estate  Finance Company and
                            Preferred Equities  Corporation, dated May 31,
                            1991 and Amendment  No. 2 to Promissory Note.
         10.16(4)           Amendment No.  3 to  Loan and Security  Agreement
                            between  Greyhound Real Estate  Finance Company and
                            Vacation Spa  Resorts,  Inc., dated  May 31,  1991
                            and  Amendment No.  2  to Promissory Note.
         10.17(4)           Loan  and  Security  Agreement   between  Dorfinco
                            Corporation  and  Preferred  Equities Corporation,
                            dated July 31, 1991 and related Promissory Note
                            dated August 9, 1991.
         10.18(4)           Forbearance  and  Assumption  Agreement,  Guarantee
                            and  Second  Amendment  to  Loan and Security
                            Agreement  between Chemical  Bank of New  Jersey,
                            Brigantine  Villas, L.P.   and Brigantine
                            Preferred  Properties,  Inc.,  dated  June  12,
                            1991,  Amended  and Restated Promissory Note  dated
                            June 18,  1991, and  Second Amendment to  Mortgage
                            dated June  18, 1991.
         10.19(5)           Stock Purchase Agreement dated August 13, 1992
                            between the Company and PEC.
         10.20(5)           Amendment  No. 4 to  Amended and  Restated Loan and
                            Security Agreement between Greyhound Real Estate
                            Finance Company and  Preferred Equities
                            Corporation, dated January  13, 1992, and Amendment
                            No. 3 to Amended and Restated Promissory Note.
         10.21(5)           Agreement  to Wholesale  Financing  and related
                            Promissory  Note between  ITT Commercial Finance
                            Corp. and Calvada Homes, Inc., dated January 17,
                            1992.
         10.22(5)           Purchase and Sale  Agreement between  Golden West
                            Homes  and Calvada  Homes, Inc.,  dated February
                            26, 1992.
         10.23(5)           Standard Form of Agreement  between Owner and
                            Contractor between Calvada Homes,  Inc. and Emfad
                            Enterprises, Inc., dated March 23, 1992.
         10.24(5)           Loan Modification  and Extension Agreement  between
                            Valley Bank  of Nevada and  Preferred Equities
                            Corporation dated January 30, 1992.
         10.25(5)           Amendment No. 2 to Amended and Restated Loan
                            Agreement between Valley Bank of Nevada  and
                            Vacation Spa Resorts,  Inc., dated February 20,
                            1992, and related Promissory  Note dated February
                            20, 1992.
         10.26(6)           Purchase  and Servicing  Agreement  dated  as of
                            October  15,  1992 among  Vacation  Spa Resorts,
                            Inc.  and  Preferred  Equities   Corporation  as
                            Sellers,  Preferred  Equities Corporation as
                            Servicer, and NBD Bank, N.A. as Purchaser.
         10.27(6)           Guaranty Agreement as of October 15, 1992 made  by
                            Vacation Spa Resorts, Inc.,  Preferred Equities
                            Corporation, and the Company in favor of NBD Bank,
                            N.A.
         10.28(6)           Letter  from  Greyhound  Financial  Corporation
                            dated  December  4,  1992  extending the borrowing
                            term of  the Amended  and Restated Loan  and
                            Security Agreement  dated May  10, 1992, between
                            Greyhound Real Estate Finance  Company and
                            Preferred Equities Corporation and Loan  and
                            Security  Agreement dated  March 30,  1989, between
                            Greyhound Real  Estate Finance Company and Vacation
                            Spa Resorts, Inc., to December 31, 1992.
         10.29(7)           Asset  Sale  Agreement dated  December  22, 1992,
                            by  and  between Brigantine  Preferred Properties,
                            Inc. as Seller, and The Oxford Finance Companies as
                            Buyer.
         10.30(7)           Amendment  No. 5 to Amended  and Restated Loan  and
                            Security  Agreement between Greyhound Real Estate
                            Finance Company and Preferred Equities Corporation,
                            dated February 23,  1993, Amendment No.  4 to  Loan
                            and Security  Agreement between  Greyhound Real
                            Estate  Finance Company and Vacation Spa Resorts,
                            Inc., dated February 23, 1993.
         10.31(7)           First  Amendment to  Stock Purchase Agreement
                            dated March 10,  1993, by  and between the Company
                            and Preferred Equities Corporation.
         10.32.(7)          Amendment  No. 6 to Amended  and Restated Loan  and
                            Security  Agreement between Greyhound Real  Estate
                            Finance Company and Preferred Equities Corporation, dated June 28, 1993, and three(3) related
                            Promissory  Notes,  relating  to  the  Grand
                            Flamingo  Winnick, Grand Flamingo Fountains, and
                            Preferred Equities Corporation corporate offices.

       EXHIBIT NUMBER                           DESCRIPTION
       --------------                           -----------

         10.33(7) Second Amendment to Loan and Security Agreement dated June 30, 1993, between Dorfinco Corp. and Preferred Equities Corporation, and First Amendment to Promissory Note.
         10.34(7) Agreement for Sale of Notes Receivable arising from Timeshares sales dated August 3, 1993, by and between Brigantine Properties, Inc. as Seller, and The Oxford Finance Companies as Buyer.
         10.35(7)           Purchase  and  Sale  Agreement  dated   August  30,
                            1993,  between   Preferred  Equities Corporation as
                            Developer, and Marine Midland Bank, N.A., and Wellington Financial Corp.
         10.36(7) Purchase Agreement dated August 31, 1993, between Mego Financial Corp. as Seller, and Legg Mason Special Investment Trust as Buyer, for the purchase of 300,000 shares of the Company's Preferred Stock.
         10.37(8) Amended and Restated Loan Agreement between Bank of America Nevada and Preferred Equities Corporation, dated September 10, 1993.
         10.38(8) Agreement for Line of Credit and Commercial Promissory Note between Mego Mortgage Corporation and First National Bank of Boston, dated January 4, 1994.
         10.39(8) Amendment No. 7 to Amended and Restated Loan and Security Agreement between Greyhound Real Estate Finance Company and Preferred Equities Corporation, dated January 24, 1994.
         10.40(8)           Agreement  between  Mego  Mortgage  Corporation
                            and  Hamilton  Consulting,  Inc.,  dated January
                            31, 1994.
         10.41(8) Loan Purchase and Sale Agreement dated March 22, 1994, between Mego Mortgage Corporation as Buyer, and Southwest Beneficial Finance, Inc. as Seller.
         10.42(8) Amendment No. 8 to Amended and Restated Loan and Security Agreement between Greyhound Real Estate Finance Company and Preferred Equities Corporation, dated April 15, 1994.
         10.43(8) Purchase and Servicing Agreement dated as of June 1, 1994, between Preferred Equities Corporation as Seller and Servicer, and NBD Bank, N.A. as Purchaser.
         10.44(8) Purchase and Servicing Agreement dated as of July 6, 1994, between Preferred Equities Corporation as Seller, and First National Bank of Boston as Purchaser.
         10.45(8) Amendment No. 9 to Amended and Restated Loan and Security Agreement between Greyhound Real Estate Finance Company and Preferred Equities Corporation, dated August 31, 1994, and Amendment No. 4 to Amended and Restated Promissory Note dated August 31, 1994, Amendment No. 6 to Loan and Security Agreement between Greyhound Real Estate Finance Company and Preferred Equities Corporation dated August 31, 1994, and Amendment No. 4 to Promissory Note dated August 31,
                            1994,  between  Preferred  Equities  Corporation as
                            successor-in-interest   to  Vacation   Spa
                            Resorts,   Inc.,   and  Greyhound   Financial
                            Corporation.
         10.46(8) Master Loan Purchase and Servicing Agreement dated as of August 26, 1994, between Mego Mortgage Corporation as Seller, and First National Bank of Boston, as Purchaser.
         10.47(9) Third Amendment to Loan and Security Agreement and Assumption Agreement dated August 23, 1994, by and between Preferred Equities Corporation, Colorado Land and Grazing Corp. and Dorfinco Corporation.
         10.48(9)           General Loan  and Security  Agreement dated
                            October 5, 1994, between Steamboat Suites, Inc. and Textron Financial Corporation.
         10.49(9)           Purchase and  Servicing  Agreement, Second
                            Closing, dated November 29, 1994, between Preferred Equities Corporation and NBD Bank, N.A.
         10.50(9) Form of Agreement with respect to the Company's "Split-Dollar" Life Insurance Plan, including Form of Assignment of Limited Interest in Life Insurance as Collateral Security.
         10.51(9) Construction Loan Agreement dated January 20, 1995, by and between Preferred Equities Corporation and NBD Bank.
         10.52(9) Amendment No. 10 to Amended and Restated Loan and Security Agreement dated January 26, 1995, by and between Greyhound Financial Corporation and Preferred Equities Corporation.
         10.53(9) Loan Agreement re: Calvada Golf Course dated January 31, 1995, by and among The First National Bank of Boston and Preferred Equities Corporation.
         10.54(9) Second Amendment to Assignment and Assumption Agreement dated March 2, 1995, by and between RER Corp., Comay Corp., Growth Realty, Inc. and
                            H&H  Financial, Inc. and  Mego Financial Corp.
         10.55(9) First Amendment to General Loan and Security Agreement dated February 27, 1995, between Steamboat Suites, Inc. and Textron Financial Corporation.
         10.56(9) Master Loan Purchase and Servicing Agreement dated April 1, 1995, by and between Greenwich Capital Financial Products, Inc. and Mego Mortgage Corporation.
         10.57(9) Licensing Agreement dated April 18, 1995, by and among Hospitality Franchise Systems, Inc., Ramada Franchise Systems, Inc. and Preferred Equities Corporation.
         10.58(9) Purchase and Servicing Agreement, Third Closing, dated May 24, 1995, between NBD Bank, N.A. and Preferred Equities Corporation.
         10.59(9) Participation and Servicing Agreement dated May 25, 1995, by and between Atlantic Bank, N.A. and Mego Mortgage Corporation.
         10.60(9) Purchase and Servicing Agreement, dated as of August 31, 1995, between Preferred Equities Corporation, Colorado Land and Grazing Corp. and First National Bank of Boston.

       EXHIBIT NUMBER                           DESCRIPTION
       --------------                           -----------

         10.61(9)           Warehousing  Credit and Security  Agreement, dated
                            as of August 11, 1995, between Mego Mortgage
                            Corporation and First National Bank of Boston.
         10.62(10)          Mego Mortgage Corporation Stock Option Plan
         10.63(10)          Form of Tax Allocation and Indemnity  Agreement
                            entered into between Mego Mortgage
                            Corporation and the Company.
         10.64(10)          Loan Program Sub-Servicing Agreement between the
                            Mego Mortgage Corporation and Preferred Equities
                            Corporation dated as of September 1, 1996.
         10.65(10)          Servicing Agreement by and among Mego Mortgage
                            FHA Title I Loan Trust 1996-1, First Trust of
                            New York, National Association, as Trustee,
                            Norwest Bank Minnesota, N.A. as Master Servicer
                            and the Registrant, as Servicer dated as of March
                            21, 1996.
         10.66(10)          Loan Purchase Agreement between Financial Asset
                            Securities Corp., as Purchaser, and the Mego
                            Mortgage Corporation, as Seller, dated as of March
                            21, 1996.
         10.67(11)          Indemnification Agreement among MBIA Insurance
                            Corporation, as Insurer, Mego Mortgage Corporation,
                            as Seller and Greenwich Capital Markets, Inc. as
                            Underwriter, dated as of March 29, 1996.
         10.68(10)          Pooling and Servicing Agreement, dated as of March
                            21, 1996, among Mego Mortgage Corporation, Financial
                            Asset Securities Corp., as Depositor, First Trust of
                            New  York, National Association, as Trustee and
                            Contract of Insurance Holder and Norwest Bank
                            Minnesota, N.A., as Master Servicer.
         10.69(11)          Insurance Agreement among MBIA Insurance
                            Corporation, as Insurer, Norwest Bank Minnesota,
                            N.A., as Master Servicer, Mego Mortgage Corporation,
                            as Seller, Servicer and Claims Administrator,
                            Financial Asset Securities Corp., as Depositor,
                            Greenwich Capital Financial Products, Inc., and
                            First Trust of New York, National Association, as
                            as Trustee and Contract of Insurance Holder, dated
                            as of March 21, 1996.
         10.70(11)          Credit Agreement dated as of June 28, 1996
                            between Mego Mortgage Corporation and First
                            National Bank of Boston as Agent.
         10.71(10)          Loan Purchase Agreement dated as of August 1,
                            1996 between Financial Asset Securities Corp., as
                            Purchaser, and Mego Mortgage Corporation, as
                            Seller.
         10.72(10)          Pooling and Servicing Agreement dated as of
                            August 1, 1996 between Financial Asset Securities
                            Corp., as Purchaser, and Mego Mortgage Corporation,
                            as Seller.
         10.73(11)          Amendment No. 1 to Warehousing Credit and
                            Security Agreement dated as of August 9, 1996
                            between Mego Mortgage Corporation and First
                            National Bank of Boston.
         10.74(10)          Office Lease by and between MassMutual and Mego
                            Mortgage Corporation dated April 1996.
         10.75(11)          Amendment to Master Loan Purchase and Servicing
                            Agreement between Greenwich Capital Financial
                            Products, Inc., and Mego Mortgage Corporation dated
                            February 1, 1996.
         10.76(11)          Amendment No. 2 to Master Loan Purchase and
                            Servicing Agreement between Greenwich Capital
                            Financial Products, Inc., and Mego Mortgage
                            Corporation dated July 1, 1996.
         10.77(10)          Services and Consulting Agreement between Mego
                            Mortgage Corporation and Preferred Equities
                            Corporation dated as of September 1, 1996.
         10.78(11)          Employment Agreement between Mego Mortgage
                            Corporation and Jeffrey S. Moore dated January
                            1, 1994.
         10.79(11)          Form of Indenture entered into between Mego Mortgage
                            Corporation and the Indenture Trustee.
         10.80(10)          Master Repurchase Agreement dated as of September
                            4, 1996 between Mego Mortgage Corporation and
                            Greenwich Capital Markets, Inc.
         10.81(10)          Letter agreement dated October 1, 1996 between
                            Mego Mortgage Corporation and Greenwich Capital
                            Markets, Inc.
         10.82(10)          Amended and Restated Master Loan Purchase and
                            Servicing Agreement dated as of October 1, 1996
                            among Mego Mortgage Corporation, Mego Financial
                            Corp. and Greenwich Capital Markets, Inc.
         10.83(10)          Form of Agreement entered into between Mego
                            Mortgage Corporation and Mego Financial Corp.
         10.84(10)          Commitment letter between Mego Mortgage Corporation
                            and Greenwich Capital  Markets, Inc. dated
                            September 17, 1996.
         10.85              Amendment  No. 11 to Amended and Restated Loan and
                            Security Agreement dated September 22, 1995, by and between Finova Capital Corporation and Preferred
                            Equities Corporation and related Promissory Note relating to Aloha Bay Phase II.
         10.86              Amendment No. 12 to Amended and Restated Loan and
                            Security Agreement dated September 29, 1995, by and between Finova Capital Corporation and Preferred Equities Corporation and Amended and
                            Restated Promissory Note relating to Corporate
                            Office Building.
         10.87              Fourth Amendment to Loan and Security Agreement
                            and Assumption Agreement dated September 30, 1995, by and between Preferred Equities Corporation, Colorado Land and Grazing Corp., Mego Financial
                            Corp. and Dorfinco Corporation.

     EXHIBIT NUMBER                           DESCRIPTION
     --------------                           -----------

         10.88 Request for Receivables Purchase dated November 16, 1995, by and between Preferred Equities Corporation as Seller and NBD Bank as Purchaser.
         10.89 Second Amendment to General Loan and Security Agreement dated November 30, 1995, by and between Steamboat Suites, Inc. and Textron Financial Corporation and Restated and Amended Receivables Promissory Note.
         10.90 Amendment No. 13 to Amended and Restated Loan and Security Agreement dated December 13, 1995, by and between Finova Capital Corporation and Preferred Equities Corporation and three (3) related Promissory Notes, relating to the Grand Flamingo Towers Lobby, Ida and Winnick Building Additions.
         10.91 Purchase and Sale Agreement dated December 29, 1995, by and between Overlook Lodge Limited Liability Company as Seller and Preferred Equities Corporation as Purchaser.
         10.92 Second Amendment to Purchase and Sale Agreement dated February 8, 1996, as previously amended by an Amendment to Purchase and Sale Agreement dated May 10, 1994, between Preferred Equities Corporation, Marine Midland Bank, and Wellington Financial Corp.
         10.93 Acquisition and Construction Loan Agreement dated March 29, 1996, by and between Heller Financial, Inc. and Preferred Equities Corporation and
                            three (3)  related Promissory Notes;  Acquisition
                            Promissory  Note,   Revolving  Renovation
                            Promissory  Note,   and Receivables Promissory
                            Note.
         10.94              Construction Loan  Agreement  dated April  30,
                            1996,  by and  between Preferred  Equities
                            Corporation and NBD Bank and related Promissory
                            Note.
         10.95 Amendment No. 14 to Amended and Restated Loan and Security Agreement dated June 5, 1996, by and between Finova Capital Corporation and Preferred Equities Corporation and Second Amended and
                            Restated Promissory Note, relating to Headquarters and FCFC Property.
         10.96 Amendment No. 15 to Amended and Restated Loan and Security Agreement dated August 16, 1996, by and between Finova Capital Corporation and Preferred Equities Corporation; Amendment No. 7 to Loan and Security Agreement; Amendment No. 5 to Amended and Restated Promissory Note; Amendment No. 5 to Promissory Note; Amendment No. 1 to Promissory
                            Note [Towers Lobby]
         10.97 Request for Receivables Purchase dated July 30, 1996, by and between Preferred Equities
                            Corporation as Seller and NBD Bank as Purchaser.
         10.98 Preferred Stock redemption agreement by and between Mego Financial Corp. and Legg Mason Special Investment Trust, Inc.
         10.99 Amendment to Common Stock Purchase Warrant issued by Mego Financial Corp. to Legg Mason Investment Trust, Inc.
         21.1               Subsidiaries of the Company
         27.1               Financial Data Schedule (For SEC Use Only)

------------------------------------

 (1) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1988 and incorporated herein by reference.

 (2) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1989 and incorporated herein by reference.

 (3) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1990 and incorporated herein by reference.

 (4) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1991 and incorporated herein by reference.

 (5) Filed as part of the Company's Registration Statement on Form S-4 originally filed August 31, 1992 and incorporated herein by reference.

 (6) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1992 and incorporated herein by reference.

 (7) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1993 and incorporated herein by reference.

 (8) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1994 and incorporated herein by reference.

 (9) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1995 and incorporated herein by reference.

(10) Filed as part of the Registration Statement on Form S-1 filed by Mego Mortgage Corporation, as amended (File No. 333-12443), and incorporated herein by reference.

(11) Filed as part of the Registration Statement on Form S-1 filed by Mego Mortgage Corporation, as amended (File No. 333-13421), and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEGO FINANCIAL CORP.



Date:  November 27, 1996                   By: /s/ JEROME J. COHEN
                                               --------------------------------
                                                  Jerome J. Cohen, President




         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date(s) indicated.


             SIGNATURE                                 TITLE                                     DATE

 /S/ ROBERT NEDERLANDER                       Chairman of the Board, Chief                  November 27, 1996
 ---------------------------------            Executive Officer and Director
 Robert Nederlander


 /S/ JEROME J. COHEN                          President and Director                        November 27, 1996
 ---------------------------------
 Jerome J. Cohen


 /S/ HERBERT B. HIRSCH                        Senior Vice President, Chief                  November 27, 1996
 ---------------------------------            Financial Officer, Treasurer and
 Herbert B. Hirsch                            Director


 /S/ EUGENE I. SCHUSTER                       Vice President and Director                   November 27, 1996
 ---------------------------------
 Eugene I. Schuster


 /S/ DAVID A. CLEVELAND                       Vice President and Chief Accounting           November 27, 1996
 ---------------------------------            Officer
 David A. Cleveland


 /S/ WILBUR L. ROSS, JR.                      Director                                      November 27, 1996
 ---------------------------------
 Wilbur L. Ross, Jr.


 /S/ JOHN E. MCCONNAUGHY, JR.                 Director                                      November 27, 1996
 ---------------------------------
 John E. McConnaughy, Jr.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Page

Independent Auditors' Report                                             F-2

Financial Statements:

    Consolidated Statements of Financial Condition -

    August 31, 1996 and 1995                                             F-3

    Consolidated Statements of Operations - Years Ended

    August 31, 1996, 1995 and 1994                                       F-4

    Consolidated Statements of Stockholders' Equity - Years Ended

    August 31, 1996, 1995 and 1994                                       F-6

    Consolidated Statements of Cash Flows - Years Ended

    August 31, 1996, 1995 and 1994                                       F-7

Notes to Consolidated Financial Statements                               F-9

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Mego Financial Corp. and Subsidiaries
Las Vegas, Nevada



We have audited the accompanying statements of financial condition of Mego Financial Corp. and its subsidiaries (the "Company") as of August 31, 1996 and 1995, and the related consolidated financial statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mego Financial Corp. and subsidiaries at August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, in 1995 the Company adopted Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights effecive September 1, 1994.



DELOITTE & TOUCHE LLP


Las Vegas, Nevada

October 25, 1996, except for Note 24 as to which the date is November 22, 1996

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (thousands of dollars, except per share amounts)
                                   August 31,


                                                                                                       1996             1995
                                                                                                   -----------    -----------
ASSETS
Cash and cash equivalents                                                                               $3,185         $7,338
Restricted cash                                                                                          6,657          6,467
Notes receivable, net of allowances for cancellations, valuation discounts, and credit losses of
  $16,794 and $16,866 at August 31, 1996 and 1995, respectively                                         40,485         31,054
Mortgage related securities, at fair value                                                              22,944              0
Excess servicing rights                                                                                 14,268         16,565
Mortgage servicing rights                                                                                3,827          1,076
Timeshare interests held for sale                                                                       36,890         19,820
Land and improvements inventory                                                                          3,721          5,542
Other investments                                                                                        1,972          1,531
Property and equipment, net of accumulated depreciation of
  $13,550 and $11,848 at August 31, 1996 and 1995, respectively                                         20,262         12,681
Deferred selling costs                                                                                   2,901          3,332
Other assets                                                                                             8,485          7,351
                                                                                                   -----------    -----------
          TOTAL ASSETS                                                                                $165,597       $112,757
                                                                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes and contracts payable                                                                          $84,449        $44,715
  Accounts payable and accrued liabilities                                                              19,662         13,998
  Payable to assignors                                                                                   2,579          2,579
  Future estimated contingency for notes receivable sold with recourse                                   9,332          8,030
  Deposits                                                                                               2,971          3,619
  Negative goodwill                                                                                         82            131
  Deferred income taxes                                                                                 10,980          8,103
                                                                                                   -----------    -----------
          Total liabilities before subordinated debt and redeemable preferred stock                    130,055         81,175
                                                                                                   -----------    -----------
Subordinated debt                                                                                        9,691          9,352
                                                                                                   -----------    -----------
Redeemable preferred stock, Series A, 12% cumulative preferred stock, $.01 par value, $10 redemption value, 0 and 300,000 shares issued and outstanding at
  August 31, 1996 and 1995, respectively                                                                     0          3,000
                                                                                                   -----------    -----------
Stockholders' equity:
  Preferred stock, $.01 par value (authorized -- 5,000,000 shares)
  Common stock, $.01 par value (authorized -- 50,000,000 shares; issued and outstanding --
    18,433,121 and 18,087,556 at August 31, 1996 and 1995, respectively)                                   184            180
  Additional paid-in capital                                                                             6,504          4,498
  Retained earnings                                                                                     19,163         14,552
                                                                                                   -----------    -----------
          Total stockholders' equity                                                                    25,851         19,230
                                                                                                   -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $165,597       $112,757
                                                                                                   ===========    ===========


                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                         For the years ended August 31,


                                                                     1996          1995          1994
                                                                  ---------     ---------     ---------
REVENUES
  Timeshare interest sales, net                                     $27,778       $20,682       $19,521
  Land sales, net                                                    17,968        20,812        13,534
  Housing sales                                                           0           205           515
  Gain on sale of notes receivable                                   19,110        13,819         1,454
  Net unrealized gain on mortgage related securities                  2,697             0             0
  Interest income                                                     8,698         8,179         8,368
  Financial income                                                    3,892         1,149             0
  Amortization of negative goodwill                                      49           216           472
  Incidental operations                                               2,995         3,620         2,007
  Other                                                               1,527           890           954
                                                                  ---------     ---------     ---------
          Total revenues                                             84,714        69,572        46,825
                                                                  ---------     ---------     ---------
COSTS AND EXPENSES
  Direct cost of:
    Timeshare interest sales                                          3,998         2,977         2,684
    Land sales                                                        1,844         2,164         1,435
    Housing sales                                                         0           265           531
    Incidental operations                                             2,257         2,343         2,342
  Commissions and selling                                            30,351        23,690        18,949
  Depreciation and amortization                                       1,920         1,534         1,208
  Provision for credit losses                                         1,510           864            96
  Interest expense                                                    8,597         6,961         4,836
  General and administrative                                         26,219        17,335        11,231
  Payments to assignors                                                   0         7,252         8,526
                                                                  ---------     ---------     ---------
          Total costs and expenses                                   76,696        65,385        51,838
                                                                  ---------     ---------     ---------
INCOME (LOSS) BEFORE INCOME TAXES                                     8,018         4,187        (5,013)

INCOME TAXES                                                          3,167         3,293           761
                                                                  ---------     ---------     ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                              4,851           894        (5,774)

GAIN ON DISCONTINUED OPERATIONS, NET OF INCOME TAXES OF $450              0           873             0
                                                                  ---------     ---------     ---------
NET INCOME (LOSS)                                                     4,851         1,767        (5,774)

CUMULATIVE PREFERRED STOCK DIVIDENDS                                    240           360           360
                                                                  ---------     ---------     ---------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                         $4,611        $1,407       ($6,134)
                                                                  =========     =========     =========





                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                (thousands of dollars, except per share amounts)
                         For the years ended August 31,




                                                                1996             1995            1994
                                                            ------------   ------------     ------------
EARNINGS (LOSS) PER COMMON SHARE:
  Primary:
    Income (loss) from continuing operations                    $0.24             $0.03            ($0.34)
    Income from discontinued operations                             0              0.05                 0
                                                         ------------      ------------      ------------
    Net income (loss)                                           $0.24             $0.08            ($0.34)
                                                         ============      ============      ============
  Weighted average number of common shares and
    common share equivalents outstanding                   19,087,387        18,087,153        17,820,170
                                                         ============      ============      ============
  Fully Diluted:
    Income from continuing operations                           $0.24             $0.02
    Income from discontinued operations                             0              0.05
                                                         ------------      ------------
    Net income                                                  $0.24             $0.07
                                                         ============      ============
  Weighted average number of common shares and
    common share equivalents outstanding                   19,087,387        18,939,201
                                                         ============      ============





                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (thousands of dollars, except per share amounts)




                                                            Common Stock
                                                           --------------
                                                           $.01 par value                 Additional
                                                           --------------                  paid-in        Retained
                                                               Shares        Amount        capital        earnings        Total
                                                           ------------   ------------  ------------  ------------    ------------
Balance at September 1, 1993                                17,631,169           $178         $2,612       $19,219         $22,009

Issuance of common stock                                       475,000              3            647            --             650

Redemption of common stock                                     (19,419)            (1)           (61)           --             (62)

Dividends on preferred stock                                        --             --             --           (300)          (300)

Net loss                                                            --             --             --          (5,774)       (5,774)
                                                          ------------   ------------   ------------   ------------   ------------

Balance at August 31, 1994                                  18,086,750            180          3,198         13,145         16,523

Issuance of 1,000,000 common stock warrants
  in connection with subordinated debt valued
  at $1.30 per share                                                --             --          1,300             --          1,300

Issuance of common stock in connection
  with exercise of stock options                                   806             --             --             --             --

Dividends on preferred stock                                        --             --             --           (360)          (360)

Net income                                                          --             --             --          1,767          1,767
                                                          ------------   ------------   ------------   ------------   ------------

Balance at August 31, 1995                                  18,087,556            180          4,498         14,552         19,230

Issuance of common stock in connection
  with exercise of stock options                                 2,218              1              9             --             10

Issuance of common stock in connection
  with redemption of preferred stock                           343,347              3          1,997             --          2,000

Dividends on preferred stock                                        --             --             --           (240)          (240)

Net income                                                          --             --             --          4,851          4,851
                                                          ------------   ------------   ------------   ------------   ------------
Balance at August 31, 1996                                  18,433,121           $184         $6,504        $19,163        $25,851
                                                          ============   ============   ============   ============   ============





                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                         For the years ended August 31,




                                                                               1996              1995              1994
                                                                          ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $4,851            $1,767           ($5,774)
                                                                          ------------      ------------      ------------
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Amortization of negative goodwill                                              (49)             (216)             (472)
    Charges to allowance for cancellation and credit losses                     (6,918)           (6,611)           (7,909)
    Provisions for cancellation and credit losses                               11,288            10,359             7,775
    Provisions for uncollectible owners' association advances                       12             1,050               365
    Cost of sales                                                                5,842             5,406             4,650
    Depreciation and amortization expense                                        1,920             1,534             1,208
    Gain on sale of notes receivables                                           (1,116)           (1,586)             (875)
    Gain on discontinued operations                                                 --            (1,323)               --
    Increase (decrease) in future estimated contingency for notes
      receivable sold with recourse                                              3,080             4,943             2,340
    Additions to excess servicing rights                                       (21,242)          (15,336)           (1,611)
    Amortization of excess servicing rights                                      2,758               917               367
    Repayments of mortgage related securities                                       92                --                --
    Accretion of residual interest on mortgage related securities                 (243)               --                --
    Net unrealized gain on mortgage related securities                          (2,697)               --                --
    Additions to mortgage servicing rights                                      (3,306)           (1,176)               --
    Amortization of mortgage servicing rights                                      555               100                --
    Deferred income taxes                                                        2,877             2,689               761
    Amortization of future estimated contingency for notes
      receivable sold with recourse                                             (1,812)           (1,423)           (1,696)
    Repayments on notes receivable, net                                         24,680            17,965            24,614
    Proceeds from sale of notes receivable                                     152,601           119,055            31,097
    Purchase of land and timeshare interests                                   (21,091)          (13,951)           (5,339)
    Changes in operating assets and liabilities:
      Increase in restricted cash                                                 (190)           (5,715)             (252)
      Increase in notes receivable, net                                       (190,902)         (133,147)          (43,949)
      Decrease (increase) in other assets                                          327              (795)             (544)
      Decrease (increase) in deferred selling costs                                431              (277)           (1,003)
      Increase in accounts payable and accrued liabilities                       5,664             6,036             1,722
      Increase (decrease) in deposits                                             (648)            1,399               802
      Increase in payable to assignors                                              --             6,100             3,927
      Decrease in excess of liabilities over assets of
        discontinued operations                                                     --            (2,899)               --
                                                                          ------------      ------------      ------------

        Total adjustments                                                      (38,087)           (6,902)           15,978
                                                                          ------------      ------------      ------------

          Net cash provided by (used in) operating activities                  (33,236)           (5,135)           10,204
                                                                          ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (9,327)           (3,797)           (2,573)
  Proceeds from sale of property and equipment                                      19                 3               150
  Additions to other investments                                                (1,381)             (262)           (3,903)
  Decreases in other investments                                                   940               350             4,111
                                                                          ------------      ------------      ------------
          Net cash used in investing activities                                 (9,749)           (3,706)           (2,215)
                                                                          ------------      ------------      ------------





                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (thousands of dollars)
                         For the years ended August 31,



                                                                            1996              1995              1994
                                                                         ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                  201,243           122,334            41,040
  Reduction of debt                                                        (161,510)         (117,429)          (45,958)
  Preferred stock dividends                                                    (240)             (360)             (300)
  Redemption of preferred stock                                              (1,000)               --                --
  Redemption of common stock                                                     --                --               (62)
  Payments on subordinated debt                                              (1,000)               --                --
  Increase in subordinated debt                                               1,339               652                --
                                                                       ------------      ------------      ------------
          Net cash provided by (used in) financing activities                38,832             5,197            (5,280)
                                                                       ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (4,153)           (3,644)            2,709

CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR                                7,338            10,982             8,273
                                                                       ------------      ------------      ------------

CASH AND CASH EQUIVALENTS -- END OF YEAR                                     $3,185            $7,338           $10,982
                                                                       ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Cash paid during the year for:
    Interest, net of amounts capitalized                                     $9,136            $5,567            $4,698
                                                                       ============      ============      ============
    Income taxes                                                                $25                $3               $--
                                                                       ============      ============      ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  The Company issued 475,000 shares of its common
    stock to an unrelated entity for services rendered to
    Mego Mortgage                                                               $--               $--              $650
                                                                       ============      ============      ============

  Issuance of subordinated debt to assignors                                    $--           $10,000               $--
                                                                       ============      ============      ============

  In connection with the issuance of subordinated debt
    the Company issued 1,000,000 common stock warrants to
    the assignors                                                               $--            $1,300               $--
                                                                       ============      ============      ============

  In connection with the securitization of loans and creation of mortgage related securities, the Company retained interest
    only securities and residual interest securities                        $20,096               $--               $--
                                                                       ============      ============      ============

  Redemption of preferred stock through issuance of common stock             $2,000               $--               $--
                                                                       ============      ============      ============





                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994




1.       NATURE OF OPERATIONS

         Mego Financial Corp. (Mego) is a specialty financial services company that, through its subsidiaries, Mego Mortgage Corporation (MMC) and Preferred Equities Corporation (PEC), is engaged primarily in originating, selling and servicing consumer receivables generated through home improvement loans and timeshare and land sales. Mego Financial Corp. and its subsidiaries are herein collectively referred to as the Company. MMC originates Title I home improvement loans (Title I Loans) insured by the Federal Housing Administration (FHA) of the Department of Housing and Urban Development (HUD) through a network of loan correspondents and home improvement contractors. In May 1996, MMC commenced the origination of conventional home improvement and home equity loans through its network of loan correspondents. PEC markets and finances timeshare interests in
         select resort areas, as well as land.   By providing financing to
         virtually all of its customers, PEC also originates consumer receivables that it sells and services. Timeshare and land sales have historically accounted for most of the Company's revenues and profits; however, since March 1994, when MMC commenced operations, originating, selling and servicing home improvement loans have accounted for an increasing portion of revenues and profits. Mego was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp. In February 1988, Mego acquired PEC, pursuant to an assignment by the Assignors, as defined below, of their contract right to purchase PEC. See Note 2 for further discussion.

         To facilitate its sales of timeshare interests, the Company has entered into several trust agreements. The trustees administer the collection of the related notes receivable. The Company has assigned title to certain of its resort properties and its interest in certain notes receivable to the trustees.

2.       ACQUISITION OF PREFERRED EQUITIES CORPORATION

         The acquisition of PEC on February 1, 1988, was effected pursuant to an Assignment Agreement, dated October 25, 1987, between Mego and several corporations (Assignors) and a related Assignment and Assumption Agreement, (Assignment and Assumption Agreement), dated February 1, 1988, and amended on July 29, 1988 between Mego and the Assignors (collectively, such agreements constitute the Assignment). The acquisition of PEC was accomplished by PEC's issuing 2 shares of its common stock to the Company for a purchase price of approximately $50,000. Immediately prior to that time, the previously outstanding shares held by others were surrendered and redeemed by PEC at a cost to PEC of approximately $10,463,000 plus fees and expenses, leaving Mego with all of the outstanding shares of PEC.

         The right to purchase shares from PEC was obtained by Mego pursuant to the Assignment, which assigned to the Company the right to purchase shares from PEC pursuant to the Stock Purchase and Redemption Agreement, dated October 6, 1987 , between PEC and the Assignors, as amended on October 25, 1987. Consideration for the Assignment consisted of promissory notes (Purchase Notes) from Mego to the Assignors in the aggregate amount of $2,000,000 and additional payments to the Assignors as described below. The Purchase Notes were paid in full prior to August 31, 1988. After the payment of the Purchase Notes, the Assignors were entitled to receive from the Company on a quarterly basis, as determined as of the end of each quarter, additional payments equal in the aggregate to 63% of PEC's consolidated unrestricted cash balances, for a period ending on January 31, 1995. The additional payments are collateralized by a pledge of PEC stock to the Assignors.

         On March 2, 1995, Mego entered into the Second Amendment to Assignment and Assumption Agreement (Amendment) whereby the Assignors agreed to defer payment of $10,000,000 of the amount payable to Assignors and to subordinate such amounts in right of payment applied to debt for money borrowed by Mego or obligations of subsidiaries guaranteed by Mego. Warrants for 1,000,000 shares of Mego common stock, at an exercise price of $4.25 per share (the closing market price per share on March 2, 1995) were granted to the Assignors in consideration of the payment deferral and subordination. The warrants contain restrictions on transfer and are exercisable until March 1, 2000. The Amendment calls for interest to be paid semi-annually at the rate of 10% per annum starting September 1, 1995, and 7 equal semi annual payments of $1,429,000 plus interest, commencing March 1, 1997. The payments are collateralized by a pledge of PEC stock. See Notes 16 and 22 for further discussion.

3.       EXCESS OF BOOK VALUE OF NET ASSETS ACQUIRED OVER ACQUISITION COST

         On February 1, 1988, the underlying book value of the net assets of PEC exceeded Mego's acquisition cost by the amount of $42,315,000. Management allocated the excess book value to assets existing at the acquisition date (primarily notes receivable which mature over approximately seven to ten years), as a revaluation adjustment. As collections are made on the receivables (either through installment payments or upon sale of receivables), a portion of the revaluation adjustment is recorded to income as amortization. For the fiscal years ended August 31, 1996, 1995, and 1994, such amortization amounted to $0, $166,000, and $422,000, respectively. The Company previously determined that $20,000,000 of the revaluation adjustment should not be amortized. Payments to assignors have aggregated $47,401,000 through January 31, 1995 at which time the accrual of payments to Assignors ceased. Amounts in excess of $20,000,000 have been expensed and $0, $7,252,000 and $8,526,000 have been included in costs and expenses for the 12 months ended August 31, 1996, 1995 and 1994, respectively. See Notes 2 and 22 for further discussion.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation--The accompanying consolidated financial statements include the accounts of Mego and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 1 for further discussion.

         Parent Company Only Basis--At August 31, 1996 and 1995, Mego, on a "parent company only" basis, reflected total assets of $58,708,000 and $51,529,000, respectively, which are comprised principally of its equity investment in subsidiaries of $46,082,000 and $41,280,00, respectively and liabilities of $23,166,000 and $22,947,000, respectively, excluding subordinated debt.. At August 31, 1996, liabilities were comprised principally of deferred income taxes of $11,669,000, payable to Assignors of $2,579,000, and payable to PEC of $7,445,000, excluding subordinated debt. At August 31, 1995, liabilities excluding subordinated debt were comprised principally of deferred income taxes of $8,103,000, payable to Assignors of $2,579,000, and payable to PEC of $7,741,000. At August 31, 1996 and
         1995, subordinated debt of $9,691,000 and $9,352,000, respectively, was outstanding. At August 31, 1996 and 1995, Mego had outstanding redeemable preferred stock with an aggregate redemption price of $0 and $3,000,000, respectively. See Notes 2, 16, and 17 for further discussion.

         Cash Equivalents--Cash equivalents consist primarily of certificates of deposit, repurchase agreements and commercial paper with original maturities of ninety days or less.

         Restricted Cash--Restricted cash represents cash on deposit which relates to utility subsidiary customer deposits and betterment fees; cash on deposit in accordance with notes receivable sale agreements; and untransmitted funds received from collection of notes receivable which have not as yet been disbursed to the purchasers of such notes receivable in accordance with the related sale agreements.

         Notes Receivable--Substantially all of the notes receivable are held for sale and are carried at the lower of cost or market on an aggregate basis by type of receivable. The cost basis is the outstanding principal balance of the notes reduced by the allowances for cancellation and credit losses and by the net deferred origination fees and certain direct origination costs that are recognized upon sale.

         Allowances for Cancellation and Credit Losses--Provisions for cancellation and credit losses relating to notes receivable are recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes receivable. The Company records a provision for cancellations and credit loss at the time revenue is recognized, based upon periodic analysis of the portfolio, collateral values, estimated FHA insurance recoveries, historical credit loss experience, borrowers' ability to repay, and current economic factors. The allowance for cancellations and credit losses represents the Company's estimate of its probable future credit losses to be incurred over the lives of the notes. The allowance for cancellations and credit losses is reduced by actual cancellations and losses experienced, including cancellations, related to previously sold notes receivable which were reacquired pursuant to the recourse obligations discussed herein. Such allowance is also reduced to establish the separate liability for future estimated cancellation and credit losses as notes receivable are sold. Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations, as the Company has no recourse obligation under those securitization agreements. Estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its residual interest securities. The Company's judgment in determining the adequacy of this allowance is based upon a periodic review of its portfolio of notes receivable. These reviews take into consideration changes in the nature and level of the portfolio, current economic conditions which may affect the purchasers' ability to pay, the changes in collateral values and overall portfolio quality. Changes in the allowance as a result of such reviews are reflected in the provision for cancellation and credit losses.

         Mortgage Related Securities--In 1996, the Company securitized a majority of loans originated by MMC into the form of a REMIC. A REMIC is a trust issuing multi-class securities with certain tax advantages to investors and which derives its cash flow from a pool of underlying mortgages. Certain of the senior classes of the REMIC are sold, and an interest only strip and a subordinated residual class are retained by the Company. The subordinated residual class is in the form of residual certificates and are classified as residual interest securities. The documents governing the Company's securitizations require the Company to establish initial overcollateralization or build overcollateralization levels through retention of distributions by the REMIC trust otherwise payable to the Company as the residual interest holder. This overcollateralization causes the aggregate principal amount of the loans in the related pool and/or cash reserves to exceed the aggregate principal balance of the outstanding investor certificates. Such excess amounts serve as credit enhancement for the related REMIC trust. To the extent that borrowers default on the payment of principal or interest on the loans, losses will reduce the overcollateralization and cash flows otherwise payable to the residual interest security holder to the extent that funds are available. If payment defaults exceed the amount of overcollateralization, as applicable, the insurance policy maintained by the related REMIC trust will pay any further losses experienced by holders of the senior interests in the related REMIC trust. The Company does not have any recourse obligations for credit losses in the REMIC trust. The residual interests are amortized to operations over the contractual lives of the loans, considering future estimated prepayments utilizing an amortization method which approximates the level yield method.

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) on September 1, 1995. There was no cumulative financial statement impact as a result of adopting SFAS 115.

         In accordance with the provisions of SFAS 115, the Company classifies residual interest securities and interest only securities as trading securities which are recorded at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. Valuations at origination and at each reporting period are based on discounted cash flow analyses. The cash flows are estimated as the excess of the weighted average coupon on each pool of loans securitized over the sum of the pass-through interest rate, servicing fees, a trustee fee, an insurance fee and an estimate of annual future credit losses, net of FHA insurance recoveries, related to the loans securitized, over the life of the loans. These cash flows are projected over the life of the loans using prepayment, default, and loss assumptions that the Company believes market participants would use for similar financial instruments and are discounted using an interest rate that the Company believes a purchaser unrelated to the seller of such a financial instrument would require. The Company utilized prepayment assumptions of 14%, estimated loss factor assumptions of 1%, and weighted average discount rates of 12%. The valuation includes consideration of characteristics of the loans including loan type and size, interest rate, origination date, and term. The Company also uses other available information such as externally prepared reports on prepayment rates and industry default rates of the type of loan portfolio under review. To the Company's knowledge, there is no active market for the sale of these mortgage related securities. The range of values attributable to the factors used in determining fair value is broad. Although the Company believes that it has made reasonable estimates of the fair value of the mortgage related securities, the rate of prepayments and default rates utilized are estimates, and actual experience may vary.

         Mortgage Servicing Rights--At August 31, 1995, effective September 1, 1994, the Company adopted the provisions of SFAS No. 122 "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65" (SFAS 122) which requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others however those servicing rights are acquired. The effect of adopting SFAS 122 on the Company's financial statements was to increase income before income taxes by $1,076,000 for the year ended August 31, 1995. The fair value of capitalized mortgage servicing rights is estimated by calculating the present value of expected net cash flows from mortgage servicing using assumptions the Company believes market participants would use in their estimates of future servicing income and expense, including assumptions about prepayment, default and interest rates. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The estimate of fair value was based on a 125 basis points per annum servicing fee reduced by estimated costs of servicing using a discount rate of 12% for the year ended August 31, 1996, and a 100 basis points per annum servicing fee reduced by estimated costs of servicing using a discount rate of 12% for the year ended August 31, 1995. At August 31, 1996 and August 31, 1995, the book value of mortgage servicing rights approximated fair value. The Company periodically reviews mortgage servicing rights to determine impairment. This review is performed on a disaggregated basis, based upon date of origination.

         Impairment is recognized in a valuation allowance for each pool in the period of the impairment. The Company has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers.

         Timeshare Interests Held for Sale--Costs incurred in connection with preparing timeshare interests for sale are capitalized and include all costs of acquisition, renovation and furnishings. Timeshare interests held for sale are valued at the lower of cost or net realizable value. Timeshare inventory that is to be recovered from future cancellations of sales is provided for as estimated inventory to be recovered from future cancellations and is recorded at its estimated cost.

         Land and Improvements Inventory--Land and improvements inventory include carrying costs capitalized during the development period and costs of improvements incurred to date and are stated at cost, not in excess of market value. Land and improvements inventory that is to be recovered from future cancellations of sales is provided for as estimated inventory to be recovered from future cancellations and is recorded at its estimated cost.

         Property and Equipment--Property and equipment is stated at cost and is depreciated over its estimated useful life (generally 3-40 years) using the straight-line method. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are recorded as expense.

         Utility Accounting Policies -- The Company, through a wholly-owned subsidiary, provides water and sewer services to customers in the Pahrump valley of Nevada. The Company is subject to regulation by the Public Service Commission of Nevada and the Company's accounting policies conform to generally accepted accounting principles as applied in the case of regulated public utilities in accordance with the accounting requirements of the regulatory authority having jurisdiction. Contributions in aid of construction (CIAC) received by the Company from its customers are included as a separate liability and amortized over the period of 9 - 25 years, which represents the estimated remaining useful life of the corresponding improvements. Amortization of CIAC reduces amortization expense. CIAC is included in accounts payable and accrued liabilities in the amounts of $4,494,000 and $3,750,000 at August 31, 1996 and 1995, respectively.
         The Company excludes from the CIAC liability, a sum equal to the income tax expense related to the receipt of CIAC funds.

         Future Estimated Contingency for Notes Receivable Sold with Recourse--Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company.
         The future estimated contingency for notes receivable sold with recourse represents the Company's estimate of its probable future credit losses to be incurred over the lives of the notes receivable. Proceeds from the sale of notes receivable sold with recourse were $135,200,000 and $119,055,000 and $31,097,000 for the years ended
         August 31, 1996, 1995 and 1994, respectively. A liability for future estimated contingency for notes receivable sold with recourse was established at the time of each sale based upon the Company's analysis of all probable losses resulting from the Company's recourse obligations under each agreement of sale. For notes receivable sold after September 30, 1992, the liability was determined in accordance with Emerging Issues Task Force (EITF) Issue No. 92-2, on a "discounted to present value" basis using an interest rate equivalent to the risk-free market rate for securities with a duration similar to that estimated for the underlying notes receivable. For notes receivable sold prior to September 30, 1992, the liability remains on a non-discounted basis.

         Income Taxes--The Company utilizes the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the Company to adhere to an asset/liability approach for financial accounting and reporting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of the balance sheet for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when they are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes.

         Revenue and Profit Recognition--Timeshare Interests and Land Sales --Sales of timeshare interests and land are recognized and included in revenues after certain "down payment" and other "continuing investment" criteria are met. Land sale revenues are recognized using the deposit method in accordance with the provisions of SFAS No. 66 "Accounting for Sales of Real Estate." The agreement for sale generally provides for a down payment and a note secured by a deed of trust or mortgage payable to the Company in monthly installments, including interest, over a period of up to ten years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for land sales. Land sales usually meet these requirements within eight to ten months from closing, and sales of timeshare interests usually meet these requirements at the time of sale. The sales price, less a provision for cancellation, is recorded as revenue and the allocated cost related to such net revenue of the timeshare interest or land is recorded as expense in the year that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

         All payments received prior to the recognition of the sale as revenue are accounted for as deposits. Selling costs directly attributable to unrecognized sales are accounted for as deferred selling costs until the sale is recognized.

         For land sales made at a location other than at the property, the purchaser may cancel the contract within a specified inspection period, usually five months from the date of purchase, provided that the purchaser is not in default under the terms of the contract. At August 31, 1996, $131,975 of recognized sales remain subject to such cancellation. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, all payments are generally retained by the Company.

         If the underlying note receivable is at a "below market" interest rate, a valuation discount is applied to the note receivable balance and amortized over its term so that the effective yield is 8% - 12% depending on the year of sale.

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

         Revenue Recognition--Gain on Sales of Notes Receivable -- Gain on sale of notes receivable includes the gain on sale of mortgage related securities and the gain on sale of notes receivable. In accordance with EITF Issue No. 88-11, the gain on sale of mortgage related securities is determined by an allocation of the cost of the securities based on the relative fair value of the securities sold and the securities retained. In sales of loans through securitization transactions, the Company generally retains interest only strip securities and residual interest securities.The fair value of the interest only strip securities and residual interest securities is the present value of the estimated cash flow to be received after considering the effects of estimated prepayments and credit losses. The interest only strip securities and residual interest securities are included in mortgage related securities in the Consolidated Statements of Financial Condition.

         Gain on sale of notes receivable includes the present value of the differential between contractual interest rates charged to borrowers on notes receivable sold by the Company and the interest rates to be received by the purchasers of such notes receivable, after considering the effects of estimated prepayments and a normal servicing fee. The Company retains certain participations in cash flows from the sold notes receivable and generally retains the associated servicing rights. The Company generally sells its notes receivable at par value.

         The present value of expected net cash flows from the sale of notes receivable are recorded at the time of sale as excess servicing rights. Excess servicing rights are amortized as a charge to income, as payments are received on the retained interest differential over the estimated life of the underlying notes receivable. Excess servicing rights are recorded at the lower of unamortized cost or estimated fair value. The expected cash flows used to determine the excess servicing rights asset have been reduced for potential losses net of potential FHA insurance recoveries, under recourse provisions of the sales agreements. The future estimated contingency for notes receivable sold with recourse represents the Company's estimate of losses to be incurred in connection with the recourse provisions of the sales agreements and is shown separately as a liability in the Company's Consolidated Statements of Financial Condition.

         In discounting cash flows related to notes receivable sales, the Company defers servicing income at an annual rate of 1% - 1.25%, and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included in financial income. The cash flows were discounted to present value using discount rates which averaged between 12% and15% in both fiscal 1996 and fiscal 1995. The Company has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers.

         In determining expected cash flows, management considers economic conditions at the date of sale. In subsequent periods, these estimates may be revised as necessary using the original discount rate, and any losses arising from prepayment and loss experience will be recognized as realized.

         Interest Income--Interest income is recorded as earned. Interest income represents the interest earned on notes receivable, mortgage related securities, and short term investments. In accordance with EITF Issue No. 89-4, the Company computes an effective yield based on the carrying amount of each mortgage related security and its estimated future cash flow. This yield is then used to accrue interest income on the mortgage related security.

         During the period that a Title I Loan is 30 days through 270 days delinquent, the Company accrues interest at the HUD guaranteed rate of 7% in lieu of the contractual rate of the loan. When a Title I Loan becomes over 270 days contractually delinquent, it is placed on non-accrual status and interest is recognized only as cash is received. Interest income on other notes receivable greater than 90 days delinquent is generally recognized on a cash basis.

         Financial Income-- Fees for servicing notes receivable originated or acquired by the Company and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such notes receivable and are recognized when earned. Interest received on notes receivable sold, less amounts paid to investors, is reported as financial income. Capitalized excess servicing rights and mortgage servicing rights are amortized systematically to reduce income to an amount representing normal servicing income and the present value discount. Late charges and other miscellaneous income are recognized when collected. Costs to service notes receivable are recorded as expense when incurred.

         Timeshare Owners' Associations-- The Company incurs a portion of operating expenses of the timeshare owners' associations based on ownership of the unsold timeshare interests at each of the respective timeshare properties. These costs are referred to as Association Assessments and are included in the Consolidated Statements of Operations in general and administrative expense. See Note 22 for further discussion.

         Loan Origination Costs and Fees--Loan origination costs and fees, including non-refundable loan origination fees and incremental direct costs associated with loan originations are deferred and amortized over the lives of the loans. Unamortized loan origination costs are recorded as expense or income upon the sale of the related loans.

         Organizational Costs of MMC -- Organizational costs associated with the commencement of originating, purchasing, selling and servicing of Title I Loans by MMC are being amortized over a five year period by MMC which commenced on March 1, 1994. Such amortization is included in depreciation and amortization expense on the Consolidated Statements of Operations. Accumulated amortization related to organizational costs was $482,000 and $289,000 at August 31, 1996 and 1995, respectively.

         Earnings (loss) per common share-- Earnings (loss) per common share are based on the net income (loss) applicable to common stock for each period divided by the weighted average number of common shares and common share equivalents outstanding during the period. Earnings per common share assuming full dilution are computed by dividing net income applicable to common stock by the weighted average number of common shares plus common share equivalents using the treasury stock method. In loss periods, anti- dilutive common share equivalents are excluded.

         Recently Issued Accounting Standards--The Financial Accounting Standards Board (the FASB) has issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 requires that long- lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company does not anticipate any material effect upon adoption on results of operation or financial condition.

         (C) In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company intends to provide the pro forma and other additional disclosure about stock-based employee compensation plans in its fiscal 1997 financial statements as required by SFAS 123.

         SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125) was issued by FASB in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income and (b) assessment for asset impairment or increased obligation based on the fair values. The statement will require that the Company's existing and future excess servicing receivables be measured at fair market value and be reclassified as interest only strip securities and accounted for in accordance with SFAS 115. As required by the statement, the Company will adopt the new requirements effective January 1, 1997. It is not anticipated that upon implementation, the statement will have any material impact on the financial statements of the Company, as the book value of the Company's excess servicing rights and mortgage related securities approximates fair value. Upon adoption of SFAS 125, the Company's subsidiary, PEC, will begin recognizing servicing rights and notes receivable held for sale, similar to the method currently used by MMC with respect to mortgage servicing rights under SFAS 122. This will have the impact of increasing the gain on sale of notes at the time of sale and reducing future servicing fee income from PEC generated receivables sold after January 1, 1997.

         Reclassification- Certain reclassifications have been made to conform prior years with the current year presentation.



         Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.       FAIR VALUES OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" (SFAS 107), requires disclosure of estimated fair value information for financial instruments, whether or not recognized in the Statements of Financial Condition. Fair values are based upon estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

         Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments at August 31, 1996 are set forth below (thousands of dollars):

                                                                                                                ESTIMATED
                                                                                                CARRYING           FAIR
                                                                                                 VALUE            VALUE
                                                                                             ------------     ------------
                 Financial Assets:
                   Cash and cash equivalents (a)                                                $ 3,185          $ 3,185
                   Notes receivable, net (b)                                                     40,485           41,973
                   Mortgage related securities (c)                                               22,944           22,944
                   Excess servicing rights (c)                                                   14,268           14,268
                   Mortgage servicing rights (c)                                                  3,827            3,827

                 Financial Liabilities:
                   Notes and contracts payable (d)                                               84,449           84,449
                   Deposits (e)                                                                   2,971            2,971

         (a) Carrying value was used as the estimate of fair value.

         (b) Since it is the Company's business to sell loans it originates, the fair value was estimated by using outstanding commitments from investors adjusted for non-qualified loans and the collateral securing such loans.

         (c) The fair value was estimated by discounting future cash flows of the instruments using discount rates, default, loss and prepayment assumptions based upon available market data, opinions from investment bankers and portfolio experience.

         (d) Notes payable generally are adjustable rate, indexed to the prime rate, or to the 90 day London Interbank Offering Rate (LIBOR); therefore, carrying value approximates fair value. Contracts payable represent capitalized equipment leases with a weighted average interest rate of 9.9%, which approximates fair value.

         (e) Deposits represent down payments received from customers prior to the recognition of a sale under GAAP. The carrying value approximates the estimated fair value for these deposits.

         At August 31, 1996, the Company had $59,597,000 in outstanding commitments to originate and purchase loans and no other off- balance sheet financial instruments. A fair value of the commitments was estimated at $6,800,000 by calculating a theoretical gain or loss on the sale of a funded loan adjusted for an estimate of loan commitments not expected to fund, considering the difference between investor yield requirements and the committed loan rates. The estimated fair value is not necessarily representative of the actual gain to be recorded on such loan sales in the future.

         The fair value estimates made at August 31, 1996 were based upon pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from the sale of the entire portion of the financial instruments. Because no market exists for a substantial portion of the financial instruments, fair value estimates may be based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         Fair value estimates are based upon existing on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For instance, the Company has certain fee-generating business lines (e.g., its loan servicing operations) that were not considered in these estimates since these activities are not financial instruments. In addition, the tax implications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

6.       CONCENTRATIONS OF RISK

         Availability of Funding Sources--The Company funds substantially all of the notes receivable, timeshare inventory and land inventory which it originates or purchases with borrowings through its financing facilities and internally generated funds. These borrowings are in turn repaid with the proceeds received by the Company from such notes receivable through loan sales, repayments, or securitizations. Any failure to renew or obtain adequate financing under its financing facilities, or other borrowings, or any substantial reduction in the size of or pricing in the markets for the Company's notes receivable, could have a material adverse effect on the Company's operations. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its operations or sell assets, thereby having a material adverse effect on the Company's results of operations and financial condition.

         Dependence on Securitizations--In 1996, the Company pooled and sold through securitizations an increasing percentage of the loans that it originated. The Company derives a significant portion of its income by recognizing gains on sale of loans through securitizations which are due in part to the fair value, recorded at the time of sale, of residual interests and interest only securities retained. Adverse changes in the securitization market could impair the Company's ability to sell loans through securitizations on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's results of operations and financial condition.

         The Company has relied on credit enhancement and overcollateralization to achieve the "AAA/Aaa" rating for the senior interests in its securitizations. The credit enhancement has generally been in the form of an insurance policy issued by an insurance company insuring the timely repayment of senior interests in each of the REMIC trusts. There can be no assurance that the Company will be able to obtain credit enhancement in any form from the current insurer or any other provider of credit enhancement on acceptable terms or that future securitizations will be similarly rated. A downgrading of the insurer's credit rating or its withdrawal of credit enhancement could have a material adverse effect on the Company's results of operations and financial condition.

         Geographic Concentrations-- The Company services notes receivable in all 50 states, the District of Columbia and Canada. At August 31, 1996, 33% of the dollar value of notes receivable serviced had been originated in California, and 9% in Florida. No other state accounted for more than 10% of the servicing portfolio. The risk inherent in such concentrations is dependent upon regional and general economic stability which affects property values and the financial stability of the borrowers. The Company's timeshare and land inventories are concentrated in Nevada, New Jersey, Colorado, and Florida. The risk inherent in such concentrations is in the continued popularity of these resort destinations, which affects the marketability of the Company's products.

         Credit Risk--The Company is exposed to on-balance sheet credit risk related to its notes receivable and mortgage related securities. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate and loans sold under recourse provisions. The outstanding balance of loans sold with recourse provisions totaled $134,084,000 and $117,469,000 at August 31, 1996 and 1995, respectively.

         Off-Balance Sheet Activities--These financial instruments consist of commitments to extend credit to borrowers and commitments to purchase loans from others. As of August 31, 1996 and 1995, the Company had outstanding commitments to extend credit or purchase loans in the amounts of $59,597,000 and $53,447,000, respectively. These commitments do not represent the expected total cash outlay of the Company, as historically only 40% of these commitments result in loan originations or purchases. The prospective borrower or seller is under no obligation as a result of the Company's commitment. The Company's credit and interest rate risk is therefore limited to those commitments which result in note originations and purchases. The commitments are made for a specified fixed rate of interest, therefore the Company is exposed to interest rate risk, to the extent changes in market interest rates change prior to the origination and prior to the sale of the loans.

         Interest Rate Risk--The Company's profitability is in part determined by the difference, or "spread," between the effective rate of interest received on the loans originated or purchased by the Company and the interest rates payable under its financing facilities to fund the Company's notes receivable and inventory held for sale and the yield required by investors on notes receivable sales and loan securitizations. The spread can be adversely affected after a note is originated or purchased and while it is held during the warehousing period by increases in the interest rate demanded by investors in securitizations or sales. In addition, because the notes originated and purchased by the Company have fixed rates, the Company bears the risk of narrowing spreads because of interest rate increases during the period from the date the notes are originated or purchased until the closing of the sale or securitization of such notes.
         Additionally, the fair value of mortgage related securities, mortgage servicing rights and excess servicing rights owned by the Company may be adversely affected by changes in the interest rate environment which could affect the discount rate and prepayment assumptions used to value the assets. Any such adverse change in assumptions could have a material adverse effect on the Company's results of operations and financial condition.

         7.      NOTES RECEIVABLE

         Notes receivable consist of the following (thousands of dollars):

                                                                                                       AUGUST 31,
                                                                                               -----------------------------

                                                                                                  1996             1995
                                                                                               ------------     ------------
                    Related to timeshare sales                                                    $24,973          $20,661
                    Related to land sales                                                          27,601           23,509
                    Related to Title I and conventional home improvement loans                      4,705            3,750
                                                                                                  -------          -------
                      Total                                                                        57,279           47,920
                                                                                                  -------          -------

                    Less:     Allowances for cancellation and credit losses                        16,342           16,523
                              Valuation discount                                                      452              343
                                                                                                  -------          -------
                                                                                                   16,794           16,866
                                                                                                  -------          -------

                      Total                                                                       $40,485          $31,054
                                                                                                  =======          =======

         The Company provides financing to the purchasers of its timeshare interests and lands. This financing is generally evidenced by notes secured by deeds of trust as well as non-recourse installment sales contracts. These notes receivable are generally payable over a period of up to 10 years, bear interest at rates ranging from 0% to 16% and require equal monthly installments of principal and interest.

         The Company has entered into financing arrangements with certain purchasers of timeshare interests and lands whereby no stated interest rate is charged if the aggregate down payment is at least 50% of the purchase price and the balance is payable in 24 or fewer monthly payments. Notes receivable of $5,991,000 and $6,855,000 at August 31, 1996 and 1995, respectively, made under this arrangement are included in the table above. A valuation discount is established to provide for an effective interest rate (currently 10%) on notes receivable bearing no stated interest rate at the time of sale, and is applied to the principal balance and amortized over the term of note. The effective interest rate is based upon the economic interest rate environment and similar industry data.

         The Company is obligated under certain agreements for the sale of notes receivable and certain loan agreements to maintain various minimum net worth requirements. The most restrictive of these agreements requires PEC to maintain a minimum net worth of $25,000,000 and MMC to maintain a minimum tangible net worth requirement of $12,500,000 plus 50% of MMC's cumulative net income since May 1, 1996. (50% of MMC's cumulative net income for the period May 1, 1996 to August 31, 1996 was $1.1 million.) Additionally, MMC is required to maintain a minimum level of profitability of at least $500,000 per rolling 6 month period.

         At August 31, 1996 and 1995, receivables aggregating $54,247,000 and $41,299,000, respectively, were pledged to lenders to collateralize certain of the Company's indebtedness. Receivables which qualify for the lenders' criteria may be pledged as collateral whether or not such receivables have been recognized for accounting purposes. See Note 15 for further discussion.

         Allowance for Cancellation and Credit Losses--The Company provides an allowance for cancellation and credit losses, in an amount which in the Company's judgment will be adequate to absorb losses on notes receivable and after FHA insurance recoveries on the loans, that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, and current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. Changes in the allowance for cancellation and credit losses for notes receivable consist of the following (thousands of dollars):

                                                                                         YEAR ENDED AUGUST 31,
                                                                            ----------------------------------------------

                                                                                1996             1995             1994
                                                                            ------------     ------------     ------------
                 Balance at beginning of year                                  $24,553          $21,697          $22,913
                 Provisions for credit losses and cancellations                 11,288           10,359            7,775
                 Amounts charged to allowance for cancellations                 (8,712)          (7,503)          (8,991)
                 Reductions due to reacquisition and securitization             (1,455)               -                -
                                                                               -------          -------          -------

                          Balance at end of year                               $25,674          $24,553          $21,697
                                                                               =======          =======          =======

                 Allowance for cancellation and credit losses                  $16,342          $16,523          $18,007
                 Future estimated contingency for notes receivable
                   sold with recourse                                            9,332            8,030            3,690
                                                                               -------          -------          -------

                          Total                                                $25,674          $24,553          $21,697
                                                                               =======          =======          =======

         During 1996, $113,917,000 of notes receivable sold with recourse were repurchased and securitized as further described in Note 4. Reductions due to reacquisition and securitization represent the allowance for credit losses on notes receivable sold with recourse transferred to the cost basis of the mortgage related securities as a result of these transactions.

         Number of Notes Receivable Accounts Serviced -- The number of notes receivable accounts serviced at August 31, 1996 and 1995, was approximately 32,602 and 21,901, respectively. At August 31, 1996 and 1995, the amount of notes receivable with payment delinquencies of 90 days or more was approximately $14,561,000 and $5,254,000, respectively on serviced accounts.

         Loans serviced and originated consist of the following (thousands of dollars):

                                                                                                 YEAR ENDED AUGUST 31,
                                                                                              -----------------------------

                                                                                                   1996             1995
                                                                                               ------------     ------------
                 Loans originated:
                   Amount of Title I Loan originations                                         $     127,785    $      87,751
                   Amount of conventional loan originations                                           11,582                -
                     Notes receivable additions                                                       51,535           45,396
                                                                                               -------------    -------------

                          Total                                                                $     190,902    $     133,147
                                                                                               =============    =============
                 Loans serviced (including  notes securitized, notes sold
                   to investors and notes receivable held for sale):
                   Title I Loans                                                               $     202,766    $      92,286
                   Conventional loans                                                                 11,423                -
                     Timeshare and land                                                              120,709          114,333
                                                                                               -------------    -------------

                          Total                                                                $     334,898    $     206,619
                                                                                               =============    =============

8.       MORTGAGE RELATED SECURITIES

         Mortgage related securities consist of interest only strips and residual interest certificates of FHA Title I Loan asset-backed securities collateralized by loans originated, purchased and serviced by the Company.

         Mortgage related securities are classified as trading securities and are recorded at estimated fair value. Changes in the estimated fair value are recorded in current operations. As of August 31, 1996 mortgage related securities consist of the following (thousands of dollars):

                    Interest only securities                                                                   $ 4,602
                    Residual interest securities                                                                18,342
                                                                                                               -------

                         Total                                                                                 $22,944
                                                                                                               =======

         No mortgage related securities were owned during 1995.

         Activity in mortgage related securities consist of the following for the year ended August 31, 1996 (thousands of dollars):

                    Balance at beginning of year                                                               $     -
                    Additions due to securitizations, at cost                                                   20,096
                    Net unrealized gain                                                                          2,697
                    Accretion of residual interest                                                                 243
                    Principal reductions                                                                           (92)
                                                                                                               -------

                         Total                                                                                 $22,944
                                                                                                               =======

9.       EXCESS SERVICING RIGHTS

         Activity in excess servicing rights consist of the following (thousands of dollars):

                                                                                          YEAR ENDED AUGUST 31,
                                                                             ----------------------------------------------

                                                                                  1996            1995             1994
                                                                              -----------     -----------      -----------
                 Balance at beginning of year                                 $    16,565     $     2,146      $       902
                 Plus:   Additions                                                 21,242          15,336            1,611
                 Less:   Amortization                                              (2,758)           (917)            (367)
                 Amounts related to loans repurchased, securitized and
                   transferred to mortgage related securities                     (20,781)              -                -
                                                                              -----------     -----------      -----------

                          Balance at end of year                              $    14,268     $    16,565      $     2,146
                                                                              ===========     ===========      ===========

         As of August 31, 1996, 1995 and 1994, excess servicing rights consisted of excess cash flows on serviced loans totaling $140,780,000, $133,284,000 and $37,758,000, yielding weighted average interest rates of 12.6%, 12.9% and 12.1%, net of normal servicing and pass- through fees and weighted average pass-through yields to the investor of 8.6%, 8.7% and 9.2%, respectively. These loans were sold under recourse provisions as described in Note 4 of Notes to Consolidated Financial Statements.

         During 1996, $113,917,000 of loans sold were repurchased and securitized as further described in Note 4. Excess servicing rights related to the loans repurchased and securitized of $20,781,000 were transferred to the cost basis of the mortgage related securities as a result of these transactions.

         Of the Title I Loans sold in the year ended August 31, 1995, $56,922,000 of such loans were sold to a purchaser, in a series of sales commencing on April 21, 1995, under a continuing sales agreement which provides for the yield to the purchaser to be adjusted monthly to a rate equal to 200 basis points (2%) per annum over the one-month London Interbank Offered Rate (LIBOR). LIBOR was 5.875% per annum at August 31, 1995. The principal balance of loans subject to the LIBOR adjustment was $29,255,000 at August 31, 1996. The effect of an increase or decrease in LIBOR of 100 basis points (1%) applied to those loans would be a decrease or increase, respectively, to the Company's future pre-tax income of approximately $956,000. For timeshare and land loans during fiscal 1996, $12,329,000 of the total loans sold were sold to one purchaser, in a series of sales, providing a yield to the purchaser at fixed rates, ranging from 8.3% - 9.4%. Of the notes receivable sold during fiscal 1995, $17,296,000 of such loans were sold to the same purchaser in a series of sales providing a yield to the purchaser at fixed rates ranging from 8.8% - 10%.

10.      MORTGAGE SERVICING RIGHTS

         Activity in mortgage servicing rights consist of the following (thousands of dollars):

                                                                               YEAR ENDED AUGUST 31,
                                                                   ----------------------------------------------

                                                                     1996             1995             1994
                                                                  ------------     ------------     ------------
                 Balance at beginning of year                    $       1,076    $           -    $           -
                 Plus:  Additions                                        3,306            1,176                -
                 Less:  Amortization                                     (555)            (100)                -
                                                                 ------------     ------------     -------------

                          Balance at end of year                 $       3,827    $       1,076    $           -
                                                                 =============    =============    =============

         The Company had no valuation allowance for mortgage servicing rights during 1996, 1995, and 1994, as the cost basis of mortgage servicing rights approximated fair value.

         The pooling and servicing agreements relating to the securitization transactions contain provisions with respect to the maximum permitted loan delinquency rates and loan default rates, which, if exceeded, would allow the termination of the Company's rights to service the related loans. At September 30, 1996, the default rates on one pooling and servicing agreement exceeded the permitted level. The mortgage servicing rights for this agreement were approximately $1.4 million at August 31, 1996. In the event of such termination, there would be an adverse effect on the valuation of the Company's mortgage servicing rights.

11.      INVENTORIES

         Timeshare interests held for sale consist of the following (thousands of dollars):

                                                                                                     AUGUST 31,
                                                                                            ----------------------------

                                                                                                1996             1995
                                                                                            ------------    ------------
         Timeshare interests (including capitalized interest of $486 and $190 in 1996 and
            1995, respectively)                                                              $14,353          $ 9,689

         Timeshare interests under construction (including capitalized interest
            of $389 and $291 in 1996 and 1995, respectively)                                  19,338            7,687

         Inventory of timeshare interests estimated to be recovered from future
            cancellations                                                                      3,199            2,444
                                                                                               -----            -----

              Total                                                                          $36,890          $19,820
                                                                                             =======          =======


         At August 31, 1996 and 1995, 7,637 and 6,328 of timeshare interests, respectively, were available for sale. The number of apartment units of 254 and 90 at August 31, 1996 and 1995, respectively, were under construction and awaiting completion of remodeling, renovation, furnishing, conversion and registration, representing 12,954 and 4,590, respectively, of timeshare interests.



         Land and improvements inventory consist of the following (thousands of dollars):

                                                                                                AUGUST 31,
                                                                                        ----------------------------
                                                                                           1996             1995
                                                                                        ------------    ------------
                    Land and improvements                                                 $    2,186    $      3,432

                    Inventory of land and improvements estimated to be
                       recovered from future cancellations                                     1,535           2,110
                                                                                        ------------    ------------

                      Total                                                                $   3,721           5,542
                                                                                        ============    ============

12.      OTHER INVESTMENTS

         Other investments in the following locations, at lower of cost or market, consist of the following (thousands of dollars):

                                                                                                AUGUST 31,
                                                                                        ----------------------------

                                                                                           1996             1995
                                                                                       ------------     ------------
                    Water rights:
                       Huerfano County, Colorado                                        $       524      $       581
                       Nye County, Nevada                                                        98               95
                    Land:
                       Nye County, Nevada                                                       863              525
                       Park County, Colorado                                                     13                9
                       Clark County, Nevada                                                      51               84
                    Other                                                                       423              237
                                                                                        ------------    ------------
                   Total                                                                 $    1,972     $      1,531
                                                                                        ============    ============

13.      PROPERTY AND EQUIPMENT

         Property and equipment and related accumulated depreciation, consist of the following (thousands of dollars):

                                                                                                        AUGUST 31,
                                                                                             ----------------------------

                                                                                                  1996             1995
                                                                                              ------------     ------------
                    Water and sewer system                                                        $13,752          $10,645
                    Furniture and equipment                                                         6,422            4,843
                    Buildings                                                                       8,451            4,792
                    Vehicles                                                                        2,304            2,173
                    Recreational facilities and equipment                                           1,192            1,082
                    Land                                                                            1,342              689
                    Leasehold improvements                                                            349              305
                                                                                                  -------          -------
                                                                                                   33,812           24,529
                    Less:     Accumulated depreciation                                             13,550           11,848
                                                                                                  -------          -------

                   Total property and equipment, net                                              $20,262          $12,681
                                                                                                  =======          =======

14.      OTHER ASSETS

         Other assets consist of the following (thousands of dollars):

                                                                                                     AUGUST 31,
                                                                                             ----------------------------

                                                                                                 1996             1995
                                                                                             ------------     ------------
                    Other receivables                                                              $2,161           $1,251
                    Miscellaneous assets                                                            1,784            1,255
                    Deposits and impounds                                                             560              448
                    Licenses                                                                        1,067            1,167
                    Other receivables collateralized by trust deeds                                   222              235
                    Receivable from owners' associations (Notes 4 and 22)                             623            1,188
                    Organizational costs of MMC                                                       482              675
                    Prepaid expenses and other                                                      1,586            1,132
                                                                                                   ------           ------


                   Total                                                                           $8,485           $7,351
                                                                                                   ======           ======

15.      NOTES AND CONTRACTS PAYABLE

         The Company's debt including lines of credit consist of the following (thousands of dollars):

                                                                                                        AUGUST 31,
                                                                                               ----------------------------

                                                                                                  1996             1995
                                                                                              ------------     ------------
                    Notes collateralized by receivables (a)                                       $41,568          $26,785
                    Mortgages collateralized by real estate properties (b)                         31,078           16,525
                    Notes collateralized by excess servicing rights and
                       mortgage related securities (c)                                             10,000                -
                    Installment contracts and other notes payable                                   1,803            1,405
                                                                                                  -------          -------

                   Total                                                                          $84,449          $44,715
                                                                                                  =======          =======

         The details of the notes payable are summarized as follows (thousands of dollars):

                                                                                                       AUGUST 31,
                                                                                              ----------------------------

                                                                                                  1996             1995
                                                                                              ------------     -----------
         (A) NOTES COLLATERALIZED BY RECEIVABLES
             Borrowings bearing interest at prime plus: 1% to 2.5% in 1996 including "lines
                 of credit" (see below) and 1% to 2.5% in 1995                                    $41,443          $26,595
                    Promissory notes payable                                                          125              190
                                                                                                  -------          -------

                 Total notes collateralized by receivables                                        $41,568          $26,785
                                                                                                  =======          =======




         (B) MORTGAGES COLLATERALIZED BY REAL ESTATE PROPERTIES
             Mortgages collateralized by the respective underlying assets with various repayment terms and fixed interest rates of 10% to 12.5% in 1996 and 10% in
                 1995 and variable rates of prime plus:  1.25% to 3% and 90 day LIBOR plus
                 4.25% in 1996 and prime plus: 2.5% in 1995                                       $31,078          $16,525
                                                                                                  =======          =======




         (C) NOTES COLLATERALIZED BY EXCESS SERVICING RIGHTS (NOTE 8) AND MORTGAGE RELATED
             SECURITIES (NOTES 7 AND 9)                                                           $10,000          $     -
                                                                                                  =======          =======

             The prime rate of interest was 8.25% and the 90 day LIBOR was 5.53% at August 31, 1996.

         Maturities -- Scheduled maturities of the Company's contracts payable, excluding lines of credit are as follows (thousands of dollars):

                                               YEAR ENDED AUGUST 31,
                      ------------------------------------------------------------------------
          BALANCE         1997           1998           1999          2000           2001
          -------         ----           ----           ----          ----           ----
          $1,803          $721           $605           $293          $179             $5

         Lines of Credit -- PEC entered into 5 agreements for lines of credit not to exceed $109,500,000 which are collateralized by security interests in timeshare and land receivables and are guaranteed by the Company. At August 31, 1996 and 1995, an aggregate of $65,875,000 and $38,123,000 had been borrowed under such lines of credit. Under the terms of such lines of credit, PEC may borrow up to 75% to 85% of the balances of the pledged timeshare and land receivables. MMC entered into 2 lines of credit agreements with the same lender, not to exceed an aggregate of $30,000,000, one of which is collateralized by security interests in loans held for sale, and the other by excess servicing rights and mortgage related securities.

         Summarized line of credit information relating to these five lines of credit outstanding at August 31, 1996, consist of the following (thousands of dollars):

     BORROWING
     AMOUNT AT       MAXIMUM
     AUGUST 31,     BORROWING             REVOLVING              MATURITY           INTEREST
        1996         AMOUNT          EXPIRATION DATE (F)           DATE               RATE
       -------       -------         -------------------       -----------        -------------
       $47,297       $57,000         (a) December 31, 1996     September 22, 2003   Prime +2.25%
         7,821        15,000         (b) December 31, 1996     August 1, 2000       Prime +2.5%
         4,865        15,000         (c) June 27, 1998         June 27, 2005        LIBOR +4.25%
         2,925        15,000         (c) February 6, 1998      August 6, 2005       LIBOR +4.25%
         2,967         7,500         (b) December 31, 1996     June 30, 2000        Prime +2.5%
         3,265        20,000         (d) August 9, 1997        August 9, 1997       Prime +1.0%
        10,000        10,000    (d)  (e) December 31, 1997     June 30, 2000        Prime +2.0%

                 (a)Restrictions include the Company's requirement to maintain a tangible net worth in PEC of at least $25,000,000 during the borrowing term, and thereafter this requirement is permitted to decrease to $15,000,000 depending on the loan balance.

                 (b)Restrictions include the Company's requirement to maintain a tangible net worth in PEC of $25,000,000 during the life of the loan.

                 (c)Restrictions include the Company's requirement to maintain a tangible net worth in PEC of $17,000,000 during the life of the loan.

                 (d)Restrictions include the Company's requirement to maintain MMC's tangible net worth at $12,500,000 plus 50% of MMC's cumulative net income since May 1, 1996. (50% of MMC's cumulative net income for the period May 1, 1996 to August 31, 1996 was $1.1 million). Additionally, MMC is required to maintain a minimum level of profitability of at least $500,000 per rolling 6 month period.

                 (e)Borrowings by MMC under this facility cannot exceed the lesser of (a) 40% of MMC's excess servicing rights and mortgage related securities or (b) six times the aggregate of the excess servicing rights and mortgage related securities payments actually received by the Company over the most recent 3 month period.

                 (f)Revolving expiration date represents the expiration dates of the revolving features of the lines of credit, at which time the credit lines assume fixed maturity.



         At August 31, 1996 and 1995, contracts payable consisted of $932,000 and $419,000, respectively, in obligations under lease purchase arrangements secured by property and equipment, bearing a weighted average interest rate of 9.48%.

16.      SUBORDINATED DEBT

         On March 2, 1995, Mego entered into the Amendment whereby the Assignors agreed to defer payment of $10 million of the amount payable to assignors and to subordinate such amounts in right of payment to debt for money borrowed by Mego or obligations of subsidiaries guaranteed by Mego. Warrants for 1,000,000 shares of Mego Common Stock, at an exercise price of $4.25 per share (the closing market price per share on March 2, 1995) were granted to the Assignors in consideration of the payment deferral and subordination. The warrants contain restrictions on transfer and are exercisable after March 1, 1996 and until March 1, 2000. The Amendment calls for interest to be paid semi-annually at the rate of 10% per annum starting September 1, 1995, and seven equal semi-annual payments of $1,429,000 plus interest, commencing March 1, 1997. The effective interest rate after considering the effect of accreted interest is 14.7%. See Note 2 for further discussion. The following table represents subordinated debt activity since inception (thousands of dollars):

                                                                                1996               1995
                  Face amount of debt                                       $10,000            $10,000
                  Less: Value of warrants issued                             (1,300)            (1,300)
                                                                             -------            -------
                  Subordinated debt - original value                          8,700              8,700
                  Accreted interest since inception                           1,991                652
                  Less:  Interest payments since inception                   (1,000)                 -
                                                                             ------             ------
                  Subordinated debt at August 31                             $9,691             $9,352
                                                                             ======             ======

17.      REDEEMABLE PREFERRED STOCK

         The Company had designated 300,000 shares of its 5,000,000 authorized preferred shares as Series A, 12% Cumulative Preferred Stock, par value, $.01 per share. The remaining 4,700,000 authorized preferred shares have not been designated. As of August 31, 1993, the Company sold 300,000 shares of its Series A, 12% Cumulative Preferred Stock (Preferred Stock), at a price of $10 per share. The Preferred Stock was stated at its par value of $.01 per share, and redemption value of $10 per share. The Company was obligated to redeem 100,000 shares of Preferred Stock on August 31, 1995, at $10 per share. In August 1995, the Company gave notice of redemption of 100,000 shares. On September 1, 1995, after receipt of the certificates, the Company redeemed 100,000 shares of its Preferred Stock. On August 31, 1996, the holder of the Company's 200,000 shares of outstanding 12% cumulative preferred stock with a redemption price of $2,000,000 redeemed their shares for 343,347 shares of the Company's common stock. The number of common shares exchanged was based upon the 10 day average closing stock price of $5.825 for the Company's common stock immediately prior to August 31, 1996. In conjunction with the exchange, the expiration date of the warrants outstanding to purchase 300,000 shares of the Company's common stock at a price of $1.20, issued in conjunction with the preferred stock, and due to expire on August 31, 1996 was extended to August 31, 1997.

18.      STOCKHOLDERS' EQUITY

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

                                                                       RESERVED                       PRICE PER
                                                                        SHARES           NUMBER         SHARE
                                                                       --------         --------     ------------
                    At November 17, 1993                               525,000                -        -

                    Granted to more than 10% stockholder                     -           35,000       $2.75
                    Granted to others                                        -          355,000       $2.50
                                                                       -------          -------
                    At August 31, 1994                                 525,000          390,000       $2.50/2.75
                    Exercised                                           (2,000)          (2,000)
                    Forfeited                                                -           (8,000)
                    Granted                                                  -           85,000       $8.00/8.75
                                                                       -------          -------
                    At August 31, 1995                                 523,000          465,000
                    Exercised                                           (4,000)          (4,000)
                    Forfeited                                                -           (6,000)
                    Granted                                                  -           25,000       $5.875
                                                                       -------          -------
                    At August 31, 1996                                 519,000          480,000       $2.50/8.75
                                                                       =======          =======

         The number of options exercisable under this plan at August 31, 1996, was 170,000 at a range of $2.50 to $8.75 per share.

19.      TIMESHARE INTEREST SALES AND LAND SALES

         Timeshare interest sales, net-- A summary of the components of timeshare interest sales is as follows (thousands of dollars):

                                                                                  YEAR  ENDED AUGUST 31,
                                                                         ------------------------------------------
                                                                          1996             1995             1994
                                                                         -------          -------          -------
                    Timeshare interest sales                             $33,178          $26,272          $24,670
                    Less:     Provision for cancellation                   5,400            5,590            5,149
                                                                         -------          -------          -------

                         Total                                           $27,778          $20,682          $19,521
                                                                         =======          =======          =======

         Land sales, net -- A summary of the components of land sales is as follows (thousands of dollars):

                                                                                  YEAR ENDED AUGUST 31,
                                                                         -----------------------------------------
                                                                          1996             1995             1994
                                                                         ---------     ------------     ----------
                    Land sales                                           $22,346          $24,717          $15,434
                    Less:     Provision for cancellation                   4,378            3,905            1,900
                                                                         -------          -------          -------

                         Total                                           $17,968          $20,812          $13,534
                                                                         =======          =======          =======

20.      INCOME TAXES

         The Company files a consolidated federal income tax return with its subsidiaries for its tax year which ends the last day of February.

         The Company adopted SFAS 109 effective September 1, 1992. There was no cumulative effect of adopting SFAS 109 on the Company's financial statements. The estimated income tax payable as of August 31, 1996, is approximately $1,344,000. The tax provision for 1996 consists of $290,000 current provision and $2,877,000 deferred provision. The tax provision for 1995 consists of $1,054,000 current provision, including the $450,000 of tax associated with discontinued operations, and $2,689,000 deferred provision. The provision for 1994 consisted entirely of deferred provision.

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) temporary differences between the timing of revenue recognition for book purposes and for income tax purposes, and (c) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of August 31, 1996 and 1995 are as follows (thousands of dollars):

                                                                                                AUGUST 31,
                                                                                         ------------------------
                                                                                          1996              1995
                                                                                         ------            ------
                              Deferred tax liabilities:
                                  Difference between book and tax carrying value
                                    of assets                                           $ 3,064             $3,508
                                  Timing of revenue recognition                           8,348              4,606
                                                                                        -------             ------
                                                                                         11,412              8,114
                                                                                        -------             ------
                              Deferred tax assets:
                                  Other                                                     432                 11
                                                                                        -------             ------
                                  Net deferred tax liability                            $10,980             $8,103
                                                                                        =======             ======

         The provision for taxes as reported is different from the tax provision computed by applying the statutory federal rate of 34%. The differences are as follows (thousands of dollars):

                                                                                  YEAR ENDED AUGUST 31,
                                                                       ------------------------------------------
                                                                        1996              1995              1994
                                                                       ------            ------            ------
                              Income (loss) before income taxes,
                                 including gain on discontinued
                                 operations                            $8,018            $4,187            $(5,013)
                                                                       ======            ======            ========

                              Tax at the statutory federal rate        $2,726            $1,424            $(1,704)

                              Increase (decrease) in taxes
                                 resulting from:

                                 State income taxes, net of
                                 federal income tax benefit               442               264                 --
                                 Payments to assignors                     --               813              2,218
                                 Realization of purchase price
                                   adjustments                             --                70                217
                                 Amortization of negative goodwill         --                 -                 17
                                 Contributions in aid of
                                   construction                            81               929                114
                                  Preferred stock dividends               (82)             (122)              (122)
                                 Other                                     --               (85)                21
                                                                       ------            ------               ----

                                       Total                           $3,167            $3,293               $761
                                                                       ======            ======               ====


21.      DISCONTINUED OPERATIONS

         Gain on discontinued operations occurred as a result of an order for judgment against PEC in the matter of the PEC Apartment Subsidiaries in the amount of $3,356,000, which amount was settled for $2,900,000 on May 15, 1995, and paid on June 15, 1995. Excess of liability over assets of discontinued operations (a provision for loss) had been provided in the amount of $4,222,000 resulting in a gain on discontinued operations of $873,000 after deducting $450,000 of taxes to be reflected on the income statement. See Note 23 for further discussion.

22.      RELATED PARTY TRANSACTIONS

         Timeshare Owners' Associations--Owners' Associations have been incorporated for the Grand Flamingo, Reno Spa, Brigantine and Steamboat Springs timesharing resorts. The respective Owners' Associations are independent not-for-profit corporations. PEC acts as the managing agent for these Owners' Associations and the White Sands Resort Club, which is a division of PEC (Associations) and received management fees for its services of $2,081,000 and $1,988,000 in 1996 and 1995, respectively. Such fees were recorded as a reduction of general and administrative expense. The owners of timeshare interests in each Association are responsible for payment to the Associations of assessments, which are intended to fund all of the operating expenses at each of the resort facilities. The Company's share of the Association assessments, net of room income, was $983,000 and $56,000 for 1996 and 1995, respectively, and have been recorded as general and administrative expense. This increase was primarily due to the newer resorts recording a full year's operations in fiscal 1996 versus a partial year in fiscal 1995. The Company has in the past financed budget deficits of the Associations as is reflected in the receivable from such Associations, but is not obligated to do so in the future.

         Since January 1988, the Company has agreed to pay to the Associations the assessments of timeshare interest owners who are delinquent with respect to their assessments, but have paid the Company in full for their timeshare interests. In exchange for these payments, the Associations assign their liens for non-payment of assessments on the respective timeshare interests to the Company. In the event the timeshare interest holder does not satisfy the lien after having an opportunity to do so, the Company acquires the timeshare interest for the amount of the lien and any foreclosure costs.

         At August 31, 1996 and 1995, $623,000 and $1,188,000, respectively, was due from Owners' Associations. These amounts are included in other assets at August 31, 1996 and 1995.

         Payments to Assignors-- Certain transactions have been entered into with the Assignors, who are affiliates of certain officers and directors of the Company, and these transactions are more fully described in Note 2. During the years ended August 31, 1996, 1995, and 1994, approximately $1,196,000, $2,301,000, and $4,904,000, including interest of $1,196,000, $473,000 and $304,000, respectively, were paid to the Assignors. See Note 16 for further discussion.

         Transactions with Management-- On September 24, 1990, Brigantine Preferred Properties, Inc. (Properties), a Nevada Corporation that is a wholly-owned subsidiary of the Company, entered into agreements with Brigantine Inn, Ltd., a New Jersey Limited Partnership (Inn), and Brigantine Villas, L.P., a New Jersey Limited Partnership (Villas), herein referred to as the Inn Agreement and the Villas Agreement, respectively, for the acquisition of certain assets (primarily inventory of timeshare interests and related assets) and the assumption of certain liabilities of the Inn and Villas. Inn and Villas were in the business of selling timeshare interests in two adjacent facilities located near Atlantic City, New Jersey.

         Goodwill of $1,837,000 associated with this transaction has been amortized over a 3 year period ending September 30, 1993. At August 31, 1994, all of the Company's obligations owed to the Inn and Villas had been paid in full.

         During December 1992, Properties purchased approximately $6,025,000 of timeshare receivables from Inn for a purchase price of approximately $3,524,000. The purchase price was financed through the sale by Properties of approximately $3,720,000 of the acquired receivables to a financial institution. In connection with the sale, the Company guaranteed the repurchase and other obligations of Properties and agreed to maintain a net worth of at least $22,500,000. As collateral for its obligations under the sale agreement, Properties also pledged approximately $750,000 of the acquired timeshare receivables to the purchaser. The amount of the collateral required under the sale agreement reduces by approximately 20% per year. In connection with this transaction, Properties recorded an allowance for cancellation and a future estimated contingency for notes receivable sold with recourse aggregating approximately $2,000,000.

         PEC provides account servicing for related and non-related entities which consists of providing billing and collection services and receiving funds. The Company also provides the same services for MMC. Deferred servicing revenues arise from sales of receivables with the Company becoming the servicing agent for the purchasers. At August 31, 1996 and 1995, the Company was servicing for these entities and for its own receivables approximately 32,602 and 21,901 accounts, respectively.

23.      COMMITMENTS AND CONTINGENCIES

         Future Improvements -- Central Nevada Utilities Company, (CNUC) subsidiary, has issued performance bonds of $13,556,000 outstanding at August 31, 1996, to ensure the completion of water, sewer and other improvements in portions of the Calvada development areas. The cost of the improvements will be offset by the future receipt of betterment fees and connection fees.

         Leases --The Company leases certain real estate for sales and general and administrative usage. The Company also leases its Hawaii real estate for timeshare usage. Rental expense for fiscal years 1996, 1995, and 1994 was $2,731,000, $2,446,000, and $1,865,000,
         respectively. Future minimum rental payments under operating leases are set forth below (thousands of dollars):

                                        YEAR ENDING AUGUST 31,
                                        ----------------------
                                                 1997                                   $1,941
                                                 1998                                    1,830
                                                 1999                                    1,331
                                                 2000                                    1,144
                                                 2001                                    1,154
                                              Thereafter                                 2,639
                                                                                         -----

                                                Total                                  $10,039
                                                                                       =======

         Litigation -- In the matter of the PEC Apartment Subsidiaries litigation previously reported upon, an order for judgment of $3,346,000 was rendered against PEC on its limited guaranty, in connection with the defendants' counterclaim. Pursuant to a stipulation between the parties dated as of May 15, 1995, PEC paid the amount of $2,900,000 on June 15, 1995 in full settlement of this matter. Because the reserve recorded in the financial statements of the Company exceeded the amount of the settlement, the Company recognized a gain on discontinued operations of $1,323,000.

         On July 5, 1995, Pahrump Valley Vineyards, Inc. filed a complaint in the 5th Judicial District Court, Nye County, Nevada, against CNUC, a subsidiary of PEC. The plaintiff claimed compensatory damages in excess of $25,000 in each of 4 counts alleging trespass, nuisance, negligence and breach of contract for the alleged supplying of contaminated water by CNUC to the plaintiff, and also prayed for punitive damages in excess of $25,000. Following discovery, PEC's insurance carrier settled the case by payment of $35,000 to the plaintiffs.

         Following the Company's November 10, 1995 announcement disclosing certain accounting adjustments, an action was filed on November 13, 1995, in the United States District Court, District of Nevada by Christopher Dunleavy, as a purported class action against the Company, certain of the Company's officers and directors and the Company's independent auditors. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the preparation and issuance of certain of the Company's financial reports issued in 1994 and 1995, including certain financial statements reported on by the Company's independent auditors. The complaint also alleges that one of the director defendants violated the federal securities laws by engaging in "insider trading." The named plaintiff seeks to represent a class consisting of purchasers of the Company's Common Stock between January 14, 1994 and November 9, 1995, and seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the court may deem just and proper. The Company believes that it has substantial defenses to the action, however, the Company presently cannot predict the outcome of this matter.

         On November 16, 1995, a second action was filed in the United States District Court for the District of Nevada by Alan Peyser as a purported class action against the Company and certain of its officers and directors, which was served on the Company on December 20, 1995. The complaint alleges, among other things, that the defendants violated the federal securities laws by making statements and issuing certain financial reports in 1994 and 1995 that overstated the Company's earnings and business prospects. The named plaintiff seeks to represent a class consisting of purchasers of the Company's common stock between November 28, 1994 and November 9, 1995. The complaint seeks damages in an unspecified amount, cost, attorney's fees and such other relief as the Court may deem just and proper. The Company believes that it has substantial defenses to the action, however, the Company presently cannot predict the outcome of this matter.

         On or about June 10, 1996, the Dunleavy Action and Peyser Action were consolidated under the caption "In re Mego Financial Corp. Securities Litigation," Master File No. CV-9-95-01082-LD (RLJ), pursuant to a stipulation by the parties. On or about July 26, 1996, Michael Nadler filed a motion in the above matter requesting that he be added as a class representative and that his attorney be added as additional counsel for the class. On or about August 26, 1996, a Motion in Opposition to the motion to add a class representative was filed by the Company and certain other defendants. Neither motion has been heard or decided by the court.

         In the general course of business the Company, at various times, has been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the financial condition or results of operations of the Company.

         Contingencies--At August 31, 1996, irrevocable letters of credit in the amount of $2,084,000 were issued and outstanding to secure certain obligations of the Company. These letters are collateralized by notes receivable in the amount of $2,497,000.

         License Agreement--In April 1995, PEC entered into a strategic alliance pursuant to which PEC was granted a ten-year (including a renewal option) exclusive license to operate both its existing and future timeshare properties under the name "Ramada Vacation Suites". PEC has renamed its timeshare resorts. The arrangement provides for the payment by PEC of an initial access fee of $1 million, which has been paid, and monthly recurring fees equal to 1% of PEC's Gross Sales (as defined) each month through January 1996 and 1.5% of PEC's Gross Sales each month commencing in February 1996. The initial term of the arrangement is 5 years and PEC has the option to renew the arrangement for an additional term of 5 years.

24.      SUBSEQUENT EVENTS

         In September 1996, MMC received a commitment from a financial institution providing for the purchase of up to $2 billion of loans over a 5 year period. Upon closing of the final agreement, the Company will issue to the financial institution 4 year warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $7.125 per share. The value of the warrants, estimated at $3,000,000 (0.15% of the commitment amount) as of the commitment date, will be recorded as a commitment fee and charged to expense as the commitment is utilized. The financial institution has also agreed to provide MMC a separate one year facility of up to $11,000,000, less any amounts advanced under a separate $3,000,000 repurchase agreement, for the financing of the interest only and residual certificates from future securitizations.

         In November 1996, MMC issued 2,300,000 shares of its common stock in a public offering at $10.00 per share. As a result of this transaction, the Company's ownership in MMC declined from 100% at August 31, 1996 to 81.1%. The Company continues to have voting control on all matters submitted to shareholders of MMC, including the election of directors and approval of extraordinary corporate transactions. Concurrently with the common stock offering, MMC issued $40 million of 12.5% Senior Subordinated Notes due in 2001 in a public offering. MMC currently intends to use approximately $13.2 million of the aggregate net proceeds received from the offerings to repay amounts due to Mego Financial Corp. and PEC and approximately $17 million to reduce the amounts outstanding under MMC's warehouse and revolving lines of credit which currently bear interest at rates ranging from 1% to 2% over the prime rate and which expire in August 1997 and December 1997, respectively, and to repay $3 million under a repurchase agreement. Funds received by Mego Financial Corp. and PEC will be used in their respective operations. The remaining net proceeds will be used by MMC to provide capital to originate and securitize loans. Pending such use, the net proceeds received by the Company will be invested in high quality, short term interest-bearing investment and deposit accounts.

INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Mego Financial Corp. and Subsidiaries
Las Vegas, Nevada



We have audited the consolidated financial statements of Mego Financial Corp. and its subsidiaries (the "Company") as of August 31, 1996 and 1995, and for each of the three years in the period ended August 31, 1996, and have issued our report thereon dated October 25, 1996, included elsewhere in this Form
10-K.   Our audits also included the consolidated financial statement schedule of the Company, listed in Item 8 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when, considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP



Las Vegas, Nevada
October 25, 1996

                                                                   SCHEDULE VIII
                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (thousands of dollars)
                       For the Year Ended August 31, 1996




                                                                                   Additions
                                                                           ------------------------
                                                              Balance at   Charged to    Charged to                 Balance at
                                                               Beginning    Costs and       Other                     End of
               Description                                     of Period    Expenses      Accounts     Deductions     Period
---------------------------------------                      -----------   ------------  ----------    ----------   ----------
Allowances for cancellations                                     $16,523      $11,288           $--      $(11,469)     $16,342

Unamortized valuation discount                                       343          471            --          (362)         452

Revaluation adjustment                                                --           --            --            --           --
                                                             ----------- ------------  ------------  ------------ ------------
                                                                 $16,866      $11,759           $--      $(11,831)     $16,794
                                                             =========== ============  ============  ============ ============

---------------------------


(a)  Excess of book value over cost at September 1, 1989.
(b)  Amortization of excess of book value over cost.

                                                                   SCHEDULE VIII
                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (thousands of dollars)
                       For the Year Ended August 31, 1995




                                                                              Additions
                                                                        ------------------------
                                                         Balance at     Charged to    Charged to                  Balance at
                                                          Beginning      Costs and       Other                      End of
                    Description                           of Period      Expenses      Accounts   Deductions        Period
---------------------------------------                -----------     ------------  ----------  ----------      ----------
Allowances for cancellations and credit losses            $18,007        $10,359         $--      $(11,843)         $16,523

Unamortized valuation discount                                281            103          --           (41)             343

Revaluation adjustment                                        166 (a)         --          --          (166)(b)           --
                                                         --------        -------       -----     ----------        --------
                                                          $18,454        $10,462          $0      $(12,050)         $16,866
                                                         ========        =======       =====     ==========        ========

--------------------------


(a)  Excess of book value over cost at September 1, 1989.
(b)  Amortization of excess of book value over cost.

                                                                   SCHEDULE VIII
                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (thousands of dollars)
                       For the Year Ended August 31, 1994




                                                                       Additions
                                                               ------------------------
                                              Balance at       Charged to    Charged to                     Balance at
                                               Beginning        Costs and       Other                         End of
               Description                     of Period        Expenses      Accounts     Deductions         Period
---------------------------------------        -----------    ------------  ----------    ----------       ----------
Allowances for cancellations                     $19,933           $7,775           $--       $(9,701)         $18,007

Unamortized valuation discount                       275              292            --          (286)             281

Revaluation adjustment                               588 (a)           --            --          (422)(b)          166
                                             -----------     ------------  ------------  ------------     ------------
                                                 $20,796           $8,067           $--      $(10,409)         $18,454
                                             ===========     ============  ============  ============     ============

----------------------------


(a)   Excess of book value over cost at September 1, 1989.

(b)  Amortization of excess of book value over cost.