Form 10-Q
period 1996-11-30
MEGO FINANCIAL CORP
filed 1997-01-13
CIK 736035

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:     November 30, 1996
--------------------------------------------------------------------------------
                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


   For the transition period from _____________________to __________________

                        Commission file number:  1-8645
--------------------------------------------------------------------------------

                             MEGO FINANCIAL CORP.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter


                 New York                                                 13-5629885
     -----------------------------------                          -------------------------
       (State or other jurisdiction of                                 (I.R.S. Employer
        incorporation or organization)                                Identification No.)




                   4310 Paradise Road, Las Vegas, Nevada 89109
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)




                                 (702) 737 3700
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]    No [  ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 6, 1997, there were 18,433,121 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES



                                     INDEX


                                                                                                              Page
PART I      FINANCIAL INFORMATION:

Item 1.     Financial Statements

            Consolidated Statements of Financial Condition
            November 30, 1996 and August 31, 1996 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .  1

            Consolidated Statements of Operations for the Three
            Months Ended November 30, 1996 and 1995 (Unaudited)   . . . . . . . . . . . . . . . . . . . . . .  2

            Consolidated Statements of Stockholders' Equity for
            the Three Months Ended November 30, 1996 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . .  4

            Consolidated Statements of Cash Flows for the Three
            Months Ended November 30, 1996 and 1995 (Unaudited)   . . . . . . . . . . . . . . . . . . . . . .  5

            Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .  8

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (thousands of dollars, except per share amounts)
                                  (unaudited)

                                                                                    November 30,       August 31,
ASSETS                                                                                  1996              1996
                                                                                    ------------       ----------
Cash and cash equivalents                                                             $37,221            $3,185
Restricted cash                                                                         4,072             6,657
Notes receivable, net of allowances for cancellations, valuation discounts, and credit losses of $15,024 and $16,794 at November 30, and August 31, 1996,
  respectively                                                                         43,907            40,485
Mortgage related securities, at fair value                                             23,049            22,944
Excess servicing rights                                                                25,103            14,268
Mortgage servicing rights                                                               4,789             3,827
Timeshare interests held for sale                                                      35,875            36,890
Land and improvements inventory                                                         3,623             3,721
Other investments                                                                       2,049             1,972
Property and equipment, net of accumulated depreciation of
  $14,123 and $13,550 at November 30, and August 31, 1996, respectively                23,438            20,262
Deferred selling costs                                                                  3,191             2,901
Prepaid debt expenses                                                                   3,765             1,003
Prepaid commitment fee                                                                  3,045                 -
Other assets                                                                            8,959             7,482
                                                                                     --------          --------

          TOTAL ASSETS                                                               $222,086          $165,597
                                                                                     ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes and contracts payable                                                        $ 73,090           $84,449
  Accounts payable and accrued liabilities                                             18,043            19,662
  Payable to assignors                                                                  2,579             2,579
  Future estimated contingency for notes receivable sold with recourse                 12,551             9,332
  Deposits                                                                              3,021             2,971
  Negative goodwill                                                                        75                82
  Income taxes payable                                                                 17,415            10,980
                                                                                     --------          --------

          Total liabilities before minority interest, subordinated debt and
             redeemable preferred stock                                               126,774           130,055
                                                                                     --------          --------

Minority interest of consolidated subsidiary                                            7,636                 -
                                                                                     --------          --------

Subordinated debt                                                                      49,546             9,691
                                                                                     --------          --------

Redeemable preferred stock, Series A, 12% cumulative preferred stock, $.01 par value, $10 redemption value 0 shares issued and outstanding at
  November 30, and August 31, 1996                                                          -                 -
                                                                                     --------          --------

Stockholders' equity:
  Preferred stock, $.01 par value (authorized 5,000,000 shares)                             -                 -
  Common stock, $.01 par value (authorized 50,000,000 shares;
    issued and outstanding -- 18,433,121 at November 30, and August 31, 1996)             184               184
  Additional paid-in capital                                                           17,617             6,504
  Retained earnings                                                                    20,329            19,163
                                                                                     --------          --------

          Total stockholders' equity                                                   38,130            25,851
                                                                                     --------          --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $222,086          $165,597
                                                                                     ========          ========


                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                    For the three months ended November 30,
                                  (unaudited)

                                                                                       1996        1995
                                                                                      -------     -------
REVENUES
  Timeshare interest sales, net                                                       $ 7,556     $ 6,712
  Land sales, net                                                                       3,391       5,081
  Gain on sale of notes receivable                                                     10,050       6,397
  Net unrealized loss on mortgage related securities                                     (235)          -
  Interest income                                                                       2,637       1,630
  Financial income                                                                        912       1,230
  Incidental operations                                                                   726         744
  Other                                                                                    52         276
                                                                                      -------     -------
          Total revenues                                                               25,089      22,070
                                                                                      -------     -------
COSTS AND EXPENSES
  Direct cost of:
    Timeshare interest sales                                                            1,324       1,015
    Land sales                                                                            310         494
    Incidental operations                                                                 690         704
  Commissions and selling                                                               7,693       7,326
  Depreciation and amortization                                                           619         455
  Provision for credit losses                                                           1,711         297
  Interest expense                                                                      2,843       1,638
  General and administrative                                                            7,604       5,671
                                                                                      -------     -------
          Total costs and expenses                                                     22,794      17,600
                                                                                      -------     -------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                        2,295       4,470

INCOME TAXES                                                                            1,066       1,672

MINORITY INTEREST                                                                          63           -
                                                                                      -------     -------
NET INCOME                                                                              1,166       2,798

CUMULATIVE PREFERRED STOCK DIVIDENDS                                                        -          80
                                                                                      -------     -------
NET INCOME APPLICABLE TO COMMON STOCK                                                 $ 1,166     $ 2,718
                                                                                      =======     =======


                 See notes to consolidated financial statements

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                (thousands of dollars, except per share amounts)
                    For the three months ended November 30,
                                  (unaudited)


                                                                                      1996         1995
                                                                                  -----------  ------------
EARNINGS PER COMMON SHARE:
  Primary:
    Net income                                                                    $      0.06   $      0.15
                                                                                  ===========   ===========

  Weighted average number of common shares and
    common share equivalents outstanding                                           19,585,940    18,087,556
                                                                                  ===========   ===========

  Fully Diluted:
    Net income                                                                    $      0.06   $      0.14
                                                                                  ===========   ===========

  Weighted average number of common shares and
    common share equivalents outstanding                                           19,724,579    19,463,556
                                                                                  ===========   ===========



                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (thousands of dollars, except per share amounts)
                                  (unaudited)


                                                           Common Stock
                                                      ----------------------
                                                          $.01 par value           Additional
                                                      ----------------------        paid-in       Retained
                                                        Shares        Amount        capital       earnings     Total
                                                      ----------      ------       ----------     --------    -------
Balance at August 31, 1996                            18,443,121       $184          $ 6,504       $19,163    $25,851

Gain on sale of stock of subsidiary, net
  of taxes of $4,972                                           -          -            8,113             -      8,113

Issuance of warrants in connection
  with commitment received                                     -          -            3,000             -      3,000

Net income for the three months ended
  November 30, 1996                                            -          -                -         1,166      1,166
                                                      ----------       ----          -------       -------    -------
Balance at November 30, 1996                          18,443,121       $184          $17,617       $20,329    $38,130
                                                      ==========       ====          =======       =======    =======


                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                    For the three months ended November 30,
                                  (unaudited)


                                                                                          1996         1995
                                                                                        --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $  1,166     $  2,798
                                                                                        --------     --------
  Adjustments to reconcile net income to net cash used in operating activities:
    Undistributed minority interest                                                           63            -
    Amortization of negative goodwill                                                         (7)         (22)
    Charges to allowance for cancellation and credit losses                               (2,305)      (1,730)
    Provisions for cancellation and credit losses                                          4,031        3,433
    Cost of sales                                                                          1,634        1,509
    Depreciation and amortization expense                                                    619          455
    Additions to excess servicing rights                                                 (11,634)      (6,938)
    Amortization of excess servicing rights                                                  799          601
    Accretion of residual interest on mortgage related securities                           (551)           -
    Net unrealized loss on mortgage related securities                                       235            -
    Repayments on mortgage related securities                                                211            -
    Additions to mortgage servicing rights                                                (1,209)        (447)
    Amortization of mortgage servicing rights                                                247           11
    Repayments on notes receivable, net                                                    9,678        3,394
    Proceeds from sale of notes receivable                                                65,189       41,894
    Purchase of land and timeshare interests                                                (521)      (4,527)
    Changes in operating assets and liabilities:
      Decrease (increase) in restricted cash                                               2,585         (862)
      Increase in notes receivable, net                                                  (76,796)     (44,882)
      Increase in other assets                                                            (2,082)      (3,096)
      Decrease (increase) in deferred selling costs                                         (290)         476
      Increase (decrease) in accounts payable and accrued liabilities                     (1,619)         114
      Increase (decrease) in deposits                                                         50         (280)
      Increase in income taxes payable                                                     1,463        1,526
                                                                                        --------     --------
        Total adjustments                                                                (10,210)      (9,371)
                                                                                        --------     --------
          Net cash used in operating activities                                           (9,044)      (6,573)
                                                                                        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                      (3,747)        (935)
  Additions to other investments                                                             (77)        (412)
  Decreases in other investments                                                               -           75
                                                                                        --------     --------
          Net cash used in investing activities                                           (3,824)      (1,272)
                                                                                        --------     --------


                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (thousands of dollars)
                    For the three months ended November 30,
                                  (unaudited)


                                                                                        1996        1995
                                                                                      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                             66,351      45,010
  Repayment of borrowings                                                             (77,710)    (39,885)
  Preferred stock dividends                                                                 -         (80)
  Redemption of preferred stock                                                             -      (1,000)
  Payments on subordinated debt                                                          (145)       (174)
  Issuance of subordinated debt                                                        37,750           -
  Proceeds from sale of Mego Mortgage Corporation common stock                         20,658           -
                                                                                      -------     -------
          Net cash provided by financing activities                                    46,904       3,871
                                                                                      -------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   34,036      (3,974)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                           3,185       7,338
                                                                                      -------      ------
CASH AND CASH EQUIVALENTS END OF PERIOD                                               $37,221     $ 3,364
                                                                                      =======     =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest, net of amounts capitalized                                              $ 2,582     $ 1,353
                                                                                      =======     =======
    Income taxes                                                                      $ 1,060     $    25
                                                                                      =======     =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Issuance of 1,000,000 common stock warrants in connection with
    commitment received                                                               $ 3,000     $     -
                                                                                      =======     =======


                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                  (UNAUDITED)



1.       FINANCIAL STATEMENTS

         In the opinion of management, when read in conjunction with the audited Consolidated Financial Statements for the years ended August 31, 1996 and 1995, contained in Mego Financial Corp.'s Form 10-K filed for the period ended August 31, 1996, the accompanying unaudited Consolidated Financial Statements contain all of the information necessary to present fairly the financial position of Mego Financial Corp. and Subsidiaries at November 30, 1996 and the results of its operations and cash flows for the three months ended November 30, 1996 and 1995. The results of operations for the three months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts between Mego and its subsidiaries have been eliminated.

2.       NATURE OF OPERATIONS

         Mego Financial Corp. (Mego) is a specialty financial services company that, through its subsidiaries, Mego Mortgage Corporation (MMC) and Preferred Equities Corporation (PEC), is engaged primarily in originating, selling and servicing consumer receivables generated through home improvement loans, other consumer loans, and timeshare and land sales. Mego Financial Corp. and its subsidiaries are herein collectively referred to as the Company.

3.       PREFERRED EQUITIES CORPORATION

         PEC markets and finances timeshare interests and land in select resort areas. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it sells and services. Mego was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp. In February 1988, Mego acquired PEC, pursuant to an assignment by the Assignors (Comay Corp., GRI, RRE Corp., and H&H Financial, Inc.) of their contract right to purchase PEC. To facilitate its sales of timeshare interests, the Company has entered into several trust agreements. The trustees administer the collection of the related notes receivable. The Company has assigned title to certain of its resort properties and its interest in certain notes receivable to the trustees.

4.       MEGO MORTGAGE CORPORATION

         MMC originates Title I home improvement loans (Title I Loans) insured by the Federal Housing Administration (FHA) of the Department of Housing and Urban Development (HUD) through a network of loan correspondents and home improvement contractors. In May 1996, MMC commenced the origination of conventional home improvement, debt consolidation, and home equity loans through its network of loan correspondents and dealers. Mego's ownership in MMC declined from 100% at August 31, 1996 to 81.3% in November 1996, when MMC issued 2,300,000 shares of its common stock in an underwritten public offering at $10.00 per share. Mego continues to have voting control on all matters submitted to stockholders of MMC, including the election of directors and approval of extraordinary corporate transactions. Concurrently with the common stock offering, MMC issued $40 million of 12.5% Senior Subordinated Notes due in 2001 in an underwritten public offering. The proceeds from the offerings received by MMC were used to repay borrowings and provide funds for future originations and securitizations of loans. The proceeds received from the public stock offerings in excess of the book value of Mego's investment in MMC ($13.1 million, less income taxes of $5 million), has been recorded as additional paid-in capital of Mego. The undistributed minority interest of MMC reflected on the Company's Consolidated Statements of Financial Condition was $7.6 million at November 30, 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

5.       SUBSEQUENT EVENT

         On December 17, 1996, $67.3 million of loans were repurchased, securitized and sold by MMC, comprised of $36.7 million in Title I Loans and $30.6 million in conventional loans. Pursuant to this securitization, pass-through certificates evidencing interests in the pools of loans were sold in a public offering. MMC continues to service the sold loans and is entitled to receive from payments with respect to interest on the sold loans, a servicing fee equal to 1.00% per annum on the balance of each loan. MMC received certificates and contractual rights which will be recorded as mortgage related securities on the Consolidated Statements of Financial Condition, representing the interest differential, after payment of servicing and other fees, between the interest paid by the obligors of the sold loans and the yield on the sold certificates. MMC may be required to repurchase loans that do not conform to the representations and warranties made by MMC in the securitization agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, contained elsewhere herein.

GENERAL

         The business of the Company, is primarily the generation of consumer receivables by marketing timeshare interests, retail lots and land parcels, generating home improvement and equity loans, and servicing the related notes receivable and loans.

         The Company, through its subsidiary, PEC, provides financing to the purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust as well as non-recourse installment sales contracts. These notes receivable are generally payable over a period of up to 10 years, bear interest at rates ranging from 0% to 16% and require equal monthly installments of principal and interest. MMC originates, purchases, sells and services consumer loans consisting primarily of home improvement loans, home equity, and debt consolidation loans, generally secured by liens on improved property through its network of correspondents and dealers. The conventional loans are purchased or originated by MMC in amounts up to a maximum of $75,000 with fixed rates and up to 25 year maturities, and are secured by a lien on the respective primary residence. The Title I Loans are purchased or originated by MMC in amounts up to a maximum of $25,000 with maturities up to 20 years. During the first quarter of fiscal 1997, MMC began offering non-FHA insured loans through its dealer division and debt consolidation loans to its borrowers through both its correspondent and dealer divisions.

         The following table sets forth certain data regarding loans originated, securitized, and serviced by MMC and PEC during the three months ended November 30, 1996 and 1995 (thousands of dollars):

                                                                             THREE MONTHS ENDED NOVEMBER 30,
                                                                  ------------------------------------------------------
                                                                             1996                       1995
                                                                  ---------------------------   ------------------------

        Loan Originations
        -----------------
          Principal amount of loans:
          Correspondents:
             Title I                                               $ 19,165           25.4%         $ 21,882        49.5%
             Conventional                                            30,851           40.9                 -           -
                                                                   --------          -----          --------       -----
                 Total Correspondents                                50,016           66.3            21,882        49.5
                                                                   --------          -----          --------       -----
          Dealers:
             Title I                                                 12,239           16.2            11,833        26.7
             Conventional                                               207            0.3                 -           -
                                                                   --------          -----          --------       -----
               Total Dealers                                         12,446           16.5            11,833        16.7
                                                                   --------          -----          --------       -----
          Notes receivable additions through sales of
           timeshare interests and land                              12,996           17.2            10,523        23.8
                                                                   --------          -----          --------       -----
                 Total                                             $ 75,458          100.0%         $ 44,238       100.0%
                                                                   ========          =====          ========       =====
        Number of Loans Originated:
        --------------------------
          Correspondents:
            Title I                                                     942           21.6%            1,440        42.4%
            Conventional                                              1,076           24.6                 -           -
                                                                   --------          -----          --------       -----
                  Total Correspondents                                2,018           46.2             1,440        42.4
                                                                   --------          -----          --------       -----

          Dealers:
            Title I                                                   1,034           23.7               778        22.9
            Conventional                                                 10            0.2                 -           -
                                                                   --------          -----          --------       -----
                  Total Dealers                                       1,044           23.9               778        22.9
                                                                   --------          -----          --------       -----
          Notes receivable additions through sales of timeshare
           interests and land                                         1,308           29.9             1,177        34.7
                                                                   --------          -----          --------       -----
                 Total                                                4,370          100.0%            3,395       100.0%
                                                                   ========          =====          ========       =====

         Loans Serviced at end of period (including notes
          securitized, sold to investors, and held for sale):
         ---------------------------------------------------
          Title I                                                  $225,896           58.5%         $123,279        51.9%
          Conventional                                               41,590           10.7                 -            -
          Timeshare and land                                        118,862           30.8           114,383         48.1
                                                                   --------          -----          --------        -----
             Total                                                 $386,348          100.0%         $237,662        100.0%
                                                                   ========          =====          ========        =====

         The Company has entered into financing arrangements with certain purchasers of timeshare interests and land whereby no stated interest rate is charged if the aggregate down payment is at least 50% of the purchase price and the balance is payable in 24 or fewer monthly payments. Notes receivable of $6.4 million and $6 million at November 30, and August 31, 1996, respectively, made under this arrangement are included in the table above. A valuation discount is established to provide for an effective interest rate (currently 10%) on notes receivable bearing no stated interest rate at the time of sale, and is applied to the principal balance and amortized over the term of note. The effective interest rate is based upon the economic interest rate environment and similar industry data.

         The following tables set forth the principal balance of loans sold or securitized and related gain on sale data for the three months ended November 30, 1996 and 1995 (thousands of dollars):

                                                                                  THREE MONTHS ENDED
                                                                                      NOVEMBER 30,
                                                                             -----------------------------
                                                                                  1996            1995
                                                                             -----------------------------
                    MMC Loans Sold:
                       Title I Loans                                         $     33,388     $     35,026
                       Conventional                                                27,121                -
                                                                             ------------     ------------
                           Total                                             $     60,509     $     35,026
                                                                             ============     ============

                    Gain on sale of loans                                    $      9,601     $      5,965
                                                                             ============     ============

                    Net unrealized loss on mortgage related securities       $       (235)    $          -

                    Gain on sale of loans and unrealized gain on
                      mortgage related securities                            $      9,366     $      5,965

                    Gain on sale of loans as a percentage of principal
                      balance of loans sold                                          15.9%            17.0%


        Land sales as of November 30, 1996, exclude $16.1 million in sales not yet recognized under GAAP due to pending receipt of the requisite payment amounts. If ultimately recognized, revenues from these sales will be reduced by a related estimated provision for cancellations of $2.9 million, estimated deferred selling costs of $3.2 million and cost of sales of $1.3 million.

        The Company is obligated under certain agreements for the sale of notes receivable and certain loan agreements to maintain various minimum net worth requirements. The most restrictive of these agreements requires PEC to maintain a minimum net worth of $25 million and MMC to maintain a minimum tangible net worth requirement of $12.5 million plus any issuance of capital stock or other capital instruments since August 31, 1995 plus 50% of MMC's cumulative net income since May 1, 1996. At November 30, 1996, MMC's minimum tangible net worth requirement was $36.7 million. Additionally, MMC is required to maintain a minimum level of profitability of at least $500,000 per rolling 6 month period.

         At November 30, and August 31, 1996, receivables aggregating $51.4 million and $54.2 million, respectively, were pledged to lenders to collateralize certain of the Company's indebtedness. Receivables which qualify for the lenders' criteria may be pledged as collateral whether or not such receivables have been recognized for accounting purposes.

         During the first quarter of 1997, no notes receivable were securitized. In December 1996, $67.3 million of loans were repurchased and securitized. See
Note 5 of Notes to Consolidated Financial Statements for further discussion.

MMC

         MMC recognizes revenue from the gain on sale of loans, interest income and servicing income. Interest income, net, represents the interest received on loans in MMC's portfolio prior to their sale, net of interest paid under its debt agreements. MMC continues to service all loans sold to date. Net loan servicing income represents servicing fee income and other ancillary fees received for servicing loans less the amortization of capitalized mortgage servicing rights and excess servicing rights. Mortgage servicing rights and excess servicing rights are amortized over the estimated lives of the future net servicing fee income.

         MMC sells its loans through whole loan sales to third party purchasers, retaining the right to service the loans and to receive any amounts in excess of the guaranteed yield to the purchasers. In addition, MMC has sold loans through securitizations. Certain of the regular interests of the related securitizations are sold, with the interest only and residual class securities retained by MMC.

         As the holder of the residual securities, the Company is entitled to receive certain excess cash flows. These excess cash flows are calculated as the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through interest and principal to be paid to the holders of the regular securities and interest only securities, (ii) trustee fees, (iii) third-party credit enhancement and FHA insurance fees, (iv) servicing fees and
(v) estimated loan pool losses. The Company's right to receive the excess cash flows is subject to the satisfaction of certain reserve requirements which are specific to each securitization and are used as a means of credit enhancement.

         Delinquencies--The following table sets forth the delinquency and Title I insurance claims experience of loans serviced by MMC as of the dates indicated (thousands of dollars):

                                                                                   NOVEMBER 30,      AUGUST 31,
                                                                                      1996             1996
                                                                                   ------------     ------------

            Delinquency period(1)
              31-60 days past due                                                        2.59%            2.17%
              61-90 days past due                                                        0.88             0.85
              91 days and over past due(2)                                               4.25             4.53
              91 days and over past due, net of claims filed(3)                          1.72             1.94
            Outstanding claims filed with HUD(4)                                         2.53             2.59
            Outstanding number of Title I insurance claims                                320              255
            Total servicing portfolio                                              $  267,486       $  214,189
            Title I Loans serviced
                                                                                      225,896          202,766
            Amount of FHA insurance available(5)
                                                                                       23,167           21,205
            Amount of FHA insurance available as a percentage
              of Title I Loans serviced
                                                                                        10.26%(5)        10.46%
            Losses on liquidated loans(6)                                          $       20       $       32

------------------
(1) Represents the dollar amount of delinquent loans as a percentage of total dollar amount of loans serviced by MMC (including loans owned by MMC) as of the dates indicated.

(2) During the year ended August 31, 1996 and the quarter ended November 30, 1996, the processing and payment of claims filed with HUD was delayed.

(3) Represents the dollar amount of delinquent loans net of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of total dollar amount of loans serviced by MMC (including loans owned by MMC) as of the date indicated.

(4) Represents the dollar amount of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of total dollar amount of loans serviced by MMC (including loans owned by MMC) as of the date indicated.

(5) If all claims with HUD had been processed as of November 30, 1996, the amount of FHA insurance available would have been reduced to $17.1 million, which as a percentage Title I Loans serviced would have been 7.6%.

(6) On Title I Loans, a loss is recognized upon receipt of payment of a claim or final rejection thereof. Claims paid in a period may relate to a claim filed in an earlier period. Since MMC commenced its Title I lending operations in March 1994, there has been no final rejection of a claim by the FHA. Aggregate losses on liquidated Title I Loans related to 154 of the 474 Title I insurance claims made by MMC since commencing operations through November 30, 1996. Losses on Title I Loans liquidated will increase as the balance of the claims are processed by HUD. MMC has received an average payment from HUD equal to 90% of the outstanding principal balance of such Title I Loans, plus appropriate interest and costs.

         Pooling and servicing agreements relating to the Company's securitization transactions contain provisions with respect to the maximum permitted loan delinquency rates and loan default rates, which, if exceeded, would allow the termination of the Company's right to service the related loans. At November 30, 1996, the delinquency rates on the pool of loans sold in the March 1996 securitization transaction exceeded the permitted limit set forth in the related pooling and servicing agreement. Accordingly, this condition could result in the termination of the Company's servicing rights with respect to that pool of loans by the trustee, the master servicer or the insurance company providing credit enhancement for that transaction. Although the insurance company has indicated that it, and to its knowledge, the trustee and the master servicer has no present intention to terminate the Company's servicing rights, related to that pool of loans, no assurance can be given that one or more of such parties will not exercise its right to terminate. In the event of such termination, there would be a material adverse effect on the valuation of the Company's mortgage servicing rights and the results of operations in the amount of such mortgage servicing rights ($1.8 million before tax and $1.1 million after tax at November 30, 1996) on the date of termination.

         The pooling and servicing agreements also require that certain delinquency and default rate thresholds be maintained. When these thresholds are exceeded, higher levels of overcollateralization are required which can cause a delay in cash receipts to the residual interest holders, causing an adverse valuation adjustment to the residual interest security. At November 30, 1996, such an adjustment was made for $235,000 on mortgage related securities related to the March 1996 securitization.

         Delinquencies have also decreased the amount of servicing fee revenue recorded during the period, as MMC's loan servicing revenue has been reduced by the amount of interest advanced to the owners of these loans. Loan servicing income decreased for the 3 months ended November 30, 1996 partially due to the advance of interest on delinquent loans.

         Delinquencies have increased during the three months ended November 30, 1996 from the August 31, 1996 levels. Since MMC began originating loans in 1994, an increasing level of delinquencies appear as expected on loans less than two years old. After this initial period, the level of delinquencies is not anticipated to increase. Management has transferred its entire collection function to Atlanta, Georgia to improve efficiency and coordination of collection efforts and to ensure consistent collection strategies with borrowers. MMC's loan collection functions are organized into two areas of operations: routine collections and management of nonperforming loans.
Routine collection personnel are responsible for collecting loan payments that are less than 60 days contractually past due and providing prompt and accurate responses to all customer inquiries and complaints. Borrowers are contacted on the due date for each of the first six payments in order to encourage continued prompt payment. Generally, after six months of seasoning, collection activity will commence if the loan payment has not been made within five days of the due date. Borrowers usually will be contacted by telephone at least once every 5 days and also by written correspondence before the loan become 60 days delinquent. With respect to loan payments that are less than 60 days late, routine collection personnel utilize a system of mailed notices and telephonic conferences for reminding borrowers of late payments and encouraging borrowers to bring their accounts current. Installment payment invoices and return envelopes are mailed to each borrower on a monthly basis.

         Once a loan becomes 30 days past due, a collection supervisor generally analyzes the account to determine the appropriate course of remedial action. On or about the 45th day of delinquency, the supervisor determines if the property needs immediate inspection to determine if it is occupied or vacant. Depending upon the circumstances surrounding the delinquent account, a temporary suspension of payments or a repayment plan to return the account to current status may be authorized. It is MMC's policy to work with the delinquent customer to resolve the past due balance before Title I claim processing or legal action is initiated.

         Nonperforming loan management personnel are responsible for collection of severely delinquent loan payments (over 60 days late), filing Title I insurance claims or initiating legal action for foreclosure and recovery. Collection and Title I insurance claim personnel are responsible for collecting delinquent loan payments and seeking to mitigate losses by providing various alternatives for further actions, including modifications, managing Title I insurance claims, and utilizing a claim management system designed to track insurance claims for Title I Loans so that all required conditions precedent to claim perfection are met. A foreclosure coordinator will review all previous collection activity for conventional loans, evaluate the lien and equity position and obtain any additional information as necessary. Foreclosure regulations and practices and the rights of the owner in default vary from state to state, but generally procedures may be initiated if: (i) the loan is 90 days (120 days under California law) or more delinquent; (ii) a notice of default on a senior lien is received; or (iii) MMC discovers circumstances indicating potential for loss exposure.

PEC

         PEC recognizes revenue primarily from sales of timeshare interests and land sales in resort areas, gain on sale of receivables and interest income. PEC also sells its consumer receivables while generally retaining the servicing rights. Revenue from sales of timeshare interests and land is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for land sales. Land sales typically meet these requirements within eight to ten months from closing, and sales of timeshare interests typically meet these requirements at the time of sale. The sales price, less a provision for cancellation, is recorded as revenue and the allocated cost related to such net revenue of the timeshare interest or land parcel is recorded as expense in the year that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 1996 compared to Three Months Ended November 30, 1995

MMC

         MMC originated $62.5 million of loans during the 3 months ended November 30, 1996 compared to $33.7 million of loans during the 3 months ended November 30, 1995, an increase of 85.3%. The increase is a result of the overall growth in MMC's business, including an increase in the number of active Correspondents and Dealers and an increase in the number of states served. At November 30, 1996, MMC had approximately 402 active Correspondents and 459 active Dealers, compared to approximately 289 active Correspondents and 467 active Dealers at November 30, 1995. Of the $62.5 million of loans originated in the 3 months ended November 30, 1996, $31.1 million were conventional loans. MMC did not originate conventional loans in the 3 months ended November 30, 1995.

         Total revenues increased 48.1% to $10.4 million for the 3 months ended November 30, 1996 from $7 million for the 3 months ended November 30, 1995.
The increase was primarily the result of the increased volume of loans originated and the gain on sale of such loans.

         Loan servicing income decreased 28.4% for the 3 months ended November 30, 1996 from $891,000 for the 3 months ended November 30, 1995 to $638,000 for the 3 months ended November 30, 1996. The decrease was primarily the result of increased amortization of excess servicing rights and mortgage servicing rights, and interest advances and reduced servicing fees related to $20.7 million in delinquencies at November 30, 1996 compared to $5.2 million at November 30, 1995.

         Interest income on loans held for sale and mortgage related securities, net of interest expense, increased 157.3% to $355,000 during the 3 months ended November 30, 1996 from $138,000 during the 3 months ended November 30, 1995. The increase was primarily the result of the increase in the average size of the portfolio of loans held for sale, and the increased mortgage related securities portfolio.

         The provision for credit losses increased 476.1% to $1.7 million for the 3 months ended November 30, 1996 from $297,000 for the 3 months ended November 30, 1995. The increase in the provision was directly related to the increase in volume and mix of loans originated in the 3 months ended November 30, 1996 compared to the 3 months ended November 30, 1995. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. As MMC increased its mix of conventional loan originations as compared to Title I Loan originations, the provision for credit losses as a percentage of loans originated increased due to the greater credit risk associated with conventional loans.

         Total general and administrative expenses increased 64.5% to $4.4 million for the 3 months ended November 30, 1996 compared to $2.7 million the 3 months ended November 30, 1995. The increase was primarily a result of increased payroll related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel as a result of the expansion of MMC's business and costs related to the opening of additional offices.

         Payroll and benefits expense increased 67.5% to $1.8 million for the 3 months ended November 30, 1996 from $1.1 million for the 3 months ended November 30, 1995. The number of employees increased to 206 at November
30, 1996 from 130 at November 30, 1995, due to increased staff necessary to support the business expansion and improve quality control.

         Commissions and selling expenses increased 13.9% to $583,000 for the 3 months ended November 30, 1996 from $512,000 for the 3 months ended November 30, 1995 while loan originations increased by $28.7 million to $62.5 million at November 30, 1996. The sales network expanded to substantially all states, adding new personnel and offices to further the loan origination growth strategy.

         Professional services decreased 51.7% to $112,000 for the 3 months ended November 30, 1996 from $232,000 for the 3 months ended November 30, 1995 due primarily to decreased audit and legal fees. The level of professional service fees in fiscal 1997 is not anticipated to be as high as in fiscal 1996.

         FHA insurance decreased 12.1% to $203,000 for the 3 months ended November 30, 1996 from $231,000 for the 3 months ended November 30, 1995 due primarily to a decrease of $2.3 million in Title I Loan originations.

         Other general and administrative expenses increased 246.1% to $1.2 million for the 3 months ended November 30, 1996 from $349,000 for the 3 months ended November 30, 1995, due primarily to increased expenses related to the ongoing expansion of facilities and increased communications costs and adjustments related to prior securitizations.

         Income before income taxes increased to $4 million for the 3 months ended November 30, 1996 from $3.8 million for the 3 months ended November 30, 1995.

         As a result of the foregoing, MMC's net income increased 7.5% to $2.5 million for the 3 months ended November 30, 1996 from $2.3 million for the 3 months ended November 30, 1995.

PEC

         Total revenues for PEC decreased 2% or $300,000 during the 3 months ended November 30, 1996 compared to the 3 months ended November 30, 1995 primarily due to a decrease in land sales in the 3 months ended November 30, 1996 compared to the 3 months ended November 30, 1995 which was partially offset by an increase in sales of timeshares as PEC focuses more on timeshare sales.

         Timeshare interests and land sales, net, decreased to $10.9 million in the 3 months ended November 30, 1996 from $11.8 million in the 3 months ended November 30, 1995, a decrease of 7.2%. Gross sales of timeshare interests increased to $9.4 million in the 3 months ended November 30, 1996 from $8.7 million in the 3 months ended November 30, 1995, an increase of 8.7%. Net sales of timeshare interests increased to $7.6 million in the 3 months ended November 30, 1996 from $6.7 million in the 3 months ended November 30, 1995, an increase of 12.6%. The provision for cancellation represented 20% and 22.8% of gross sales of timeshare interests for the 3 months ended November 30, 1996 and 1995, respectively. During the first quarter of fiscal 1997, the Aloha Bay resort in Indian Shores, Florida was completed and 44 timeshare interests in that resort were sold.

         Gross sales of land decreased to $3.8 million in the 3 months ended November 30, 1996 from $6.2 million in the 3 months ended November 30, 1995, a decrease of 38.7%. Net sales of land decreased to $3.4 million in the 3 months ended November 30, 1996 from $5.1 million in the 3 months ended November 30, 1995; a decrease of 33.3%. The provision for cancellation represented 11.2% and 18.5% of gross sales of land for the 3 months ended November 30, 1996 and 1995, respectively. The decrease in the provision for cancellation was primarily due to a decrease in cancellations, resulting in a lower allowance requirement. The decrease in land sales is the result of PEC shifting its emphasis as part of its strategic plan from sales of land, to sales of timeshare interests due primarily to its diminishing inventory of land available for sale.

         PEC's interest income increased slightly to $1.6 million in the 3 months ended November 30, 1996 from $1.5 million for the 3 months ended November 30, 1995, primarily due to a relatively flat interest rate environment combined with a slight increase in the average balance of notes receivable outstanding.

         Financial income decreased to $274,000 the 3 months ended November 30, 1996 from $339,000 in the 3 months ended November 30, 1995, a decrease of 19.2%. The decrease is primarily due to fluctuations in delinquencies in the serviced loan portfolio.

         Revenues from incidental operations decreased to $726,000 in the 3 months ended November 30, 1996 from $744,000 in the 3 months ended November 30, 1995, a decrease of 2.4%, primarily due to a decrease in utility fees partially offset by an increase in golf course revenues. As a result of the foregoing, total PEC revenues decreased to $14.6 million during the 3 months ended November 30, 1996 from $14.9 million during the 3 months ended November 30, 1995.

         Total costs and expenses increased to $15.5 million for the 3 months ended November 30, 1996 from $13.6 million for the 3 months ended November 30, 1995, an increase of 14.1%. The increase resulted primarily from an increase in commission and selling expenses to $7.7 million from $7.3 million, an increase of 5%; an increase in general and administrative costs to $3.3 million from $2.5 million, an increase of 31.4%, and an increase in direct costs of timeshare interest sales to $1.3 million from $1 million, an increase of 30.4%. PEC's selling expenses increased primarily as a result of costs relating to the establishment of new marketing programs and strategies designed to increase sales of timeshare interests, market research costs, additional staffing, increased advertising costs, and additional sales offices. The increase in general and administrative costs is primarily due to increases in payroll related to hiring of additional administrative personnel, maintenance fees, and owners' association costs related to unsold timeshare inventory. The increase in direct costs of timeshare interest sales is primarily due to the increased volume of sales.

         As a percentage of gross sales of timeshare interests and land, commission and selling expenses relating thereto increased to 58% in the 3 months ended November 30, 1996 from 49.1% in the 3 months ended November 30, 1995, and cost of sales increased to 12.3% in the 3 months ended November 30, 1996 from 10.1% in the 3 months ended November 30, 1995.

Sales prices of timeshare interests are typically lower than those of land while selling costs per sale are generally the same in amount for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than from sales of land.

         Depreciation expense increased to $479,000 in the 3 months ended November 30, 1996 from $354,000 in the 3 months ended November 30, 1995, an increase of 35.3%. The increase is a result of the additions made to property and equipment.

         Interest expense increased to $1.7 million in the 3 months ended November 30, 1996 from $1.2 million in the 3 months ended November 30, 1995, an increase of 45.1%. The increase is a result of an increased outstanding balance of notes payable. However, during the first quarter of fiscal 1997, notes payable were paid down by $12.5 million from August 31, 1996.

         As a result of the foregoing, PEC's income before income taxes decreased to a loss of $883,000 in the 3 months ended November 30, 1996 from income of $1.3 million in the 3 months ended November 30, 1995, a decrease of 166.4%.

COMPANY

         Net income applicable to common stock decreased $1.5 million to $1.2 million in the 3 months ended November 30, 1996 from $2.7 million in the 3 months ended November 30, 1995, due principally to a decrease of $1.5 million in PEC net income, as a result of increased expenses related to expansion of selling operations offset by an increase of $172,000 in MMC net income. See prior discussion for MMC and PEC.

         Total costs and expenses during the 3 months ended November 30, 1996 were $22.8 million, an increase of 29.5% over $17.6 million in the 3 months ended November 30, 1995. Commissions and selling expenses and general and administrative expenses increased 17.7% for the 3 months ended November 30, 1996 compared to 1995 due primarily to the expansion of timeshare marketing efforts in PEC. Additionally, Mego Financial incurs interest expense payable to assignors and subordinated debt. Total general and administrative expenses for Mego Financial (parent only) were primarily comprised of professional services, external financial reporting expenses, and regulatory and other public company corporate expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents for the Company was $37.2 million at November 30, 1996 compared to $3.2 million at August 31, 1996. The increase was primarily due to proceeds received from the common stock and debt offerings of MMC. The Company's principal cash requirements relate to loan originations, the acquisition of timeshare properties and land, and the payment of commissions and selling expenses in connection with timeshare and land sales. MMC and PEC each require continued access to sources of debt financing and sales in the secondary market of loans and receivables, respectively.

         MMC -- Negative Cash Flow

         As a result of the substantial growth in loan originations, MMC has operated since March 1994, and expects to continue to operate for the foreseeable future, on a negative cash flow basis. During the 3 months ended November 30, 1996, MMC operated on a negative cash flow basis using $7.2 million in operations that was funded primarily from borrowings, due primarily to an increase in loans originated and MMC's sale of loans. In connection with whole loan sales and securitizations, MMC recognizes a gain on sale of the loans upon the closing of the transaction and the delivery of the loans, but does not receive the cash representing such gain until it receives the excess servicing spread, which is payable over the actual life of the loans sold. MMC incurs significant expenses in connection with securitizations and incurs tax liabilities as a result of the gain on sale. MMC must maintain external sources of cash to fund its operations and pay its taxes and therefore must maintain warehouse lines of credit and other external funding sources. If the capital sources of MMC were to decrease, the rate of growth of MMC would be negatively affected.

         In November 1996, MMC issued 2,300,000 shares of its common stock in an underwritten public offering at $10.00 per share. As a result of this transaction, the Company's ownership in MMC declined from 100% at August 31, 1996 to 81.3%. The Company continues to have voting control on all matters submitted to stockholders of MMC, including the election of directors and approval of extraordinary corporate transactions. Concurrently with the common stock offering, MMC issued $40 million of 12.5% Senior Subordinated Notes due in 2001 in an underwritten public offering. MMC used approximately $13.9 million of the aggregate net proceeds received from the offerings to repay amounts due to Mego Financial Corp. and an affiliate and approximately $21.5 million reducing the amounts outstanding under MMC's warehouse and revolving lines of credit. The warehouse line of credit currently bears interest at 1% over the prime rate and will expire in August 1997. The revolving line of credit has been repaid. Additionally, MMC repaid $3 million under a repurchase agreement. Funds of $2.7 million received by Mego Financial Corp. and PEC are being used in their respective operations and by MMC to provide capital to originate and securitize loans. Pending such use, approximately $18 million of the remaining funds have been invested in high quality, short term interest-bearing investment and deposit accounts.

         The pooling and servicing agreements relating to MMC's securitizations require MMC to build over-collateralization levels through retention within each securitization trust of excess servicing distributions and application thereof to reduce the principal balances of the senior interests issued by the related trust or cover interest shortfalls. This retention causes the aggregate principal amount of the loans in the related pool to exceed the aggregate principal balance of the outstanding investor certificates. Such over-collateralization amounts serve as credit enhancement for the related trust and therefore are available to absorb losses realized on loans held by such trust. MMC continues to be subject to the risks of default and foreclosure following the sale of loans through securitizations to the extent excess servicing distributions are required to be retained or applied to reduce principal or cover interest shortfalls from time to time. Such retained amounts are predetermined by the entity insuring the related senior interests and are a condition to obtaining insurance and an AAA/Aaa rating thereon. In addition, such retention delays cash distributions that otherwise would flow to MMC through its retained interests, thereby adversely affecting the flow of cash to MMC.

         MMC's cash requirements arise from loan originations, payments of operating and interest expenses and deposits to reserve accounts related to loan sale transactions. Loan originations are initially funded principally through MMC's $20 million warehouse line of credit pending the sale of loans in the secondary market. Substantially all of the loans originated by MMC are sold. Net cash used in MMC's operating activities was funded primarily from the reinvestment of proceeds from the sale of loans in the secondary market totaling approximately $60.5 million for the 3 months ended November 30, 1996. The loan sale transactions required the subordination of certain cash flows payable to MMC to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to MMC from the excess interest spread is required to be maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified percentage of the principal balances of the sold loans is accumulated therein.

         Excess interest spread payable to MMC is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections of interest from borrowers who default on the payments on the loans until MMC's deposits into the reserve account equal the specified percentage. The excess interest required to be deposited and maintained in the respective reserve accounts is not available to support the cash flow requirements of MMC. At November 30, 1996, amounts on deposit in such reserve accounts totaled $2 million.

         Adequate credit facilities and other sources of funding, including the ability of MMC to sell loans in the secondary market, are essential for the continuation of MMC's loan origination operations. At November 30, 1996, MMC had a $20 million warehouse line of credit (Warehouse Line) for the financing of loan originations which expires in August 1997. At November 30, 1996, $0 million was outstanding under the Warehouse Line and $20 million was available due to the repayment of the outstanding balance from the proceeds of the MMC common stock and debt offerings. The Warehouse Line bears interest at the prime rate plus 1% per year and is secured by loans prior to sale. The agreement with the lender requires MMC to maintain a minimum tangible net worth of $12.5 million plus any issuance of capital stock or other capital instruments since August 31, 1995, plus 50% of MMC's cumulative net income after May 1, 1996, and a minimum level of profitability of at least $500,000 per rolling 6 month period. At November 30, 1996, MMC's minimum tangible net worth requirement was $36.7 million. While MMC believes that it will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all.

         MMC also sells loans through whole loan sales. MMC has entered into 3 agreements with financial institutions to which an aggregate of $290.3 million in principal amount of loans had been sold at November 30, 1996, for an amount equal to their remaining principal balances and accrued interest. Pursuant to the agreements, the purchasers are entitled to receive interest at various rates. MMC retained the right to service the loans and the right to receive the difference (excess interest) between the sold loans' stated interest rate and the yield to the purchasers. MMC is required to maintain reserve accounts ranging from 1% to 2% of the declining principal balance of the loans sold pursuant to the agreement funded from the excess interest received by MMC less its servicing fee to fund shortfalls in collections from borrowers who default in the payment of principal or interest.

         In November 1996, MMC entered into an agreement with a financial institution, providing for the purchase of up to $2 billion of loans over a 5 year period. Pursuant to the agreement, Mego Financial issued to the financial institution four-year warrants to purchase 1,000,000 shares of Mego Financial's common stock at an exercise price of $7.125 per share. The agreement also provides (i) that so long as the aggregate principal balance of loans purchased by the financial institution and not resold to third parties exceeds $100 million, the financial institution shall not be obligated to purchase, and MMC shall not be obligated to sell, loans under the agreement and (ii) that the percentage of conventional loans owned by the financial institution at any one-time and acquired pursuant to the agreement shall not exceed 65% of the total amount of loans owned by the financial institution at such time and acquired pursuant to the agreement. The value of the warrants of $3 million (0.15% of the commitment amount) as of the commitment date, was charged to MMC and is being amortized as the commitment for the purchase of loans is utilized. These warrants were recorded as additional paid-in capital of the Company. At November 30, 1996, $1.9 billion remained available to be sold under the commitment. The financial institution has also agreed to provide MMC a separate one-year facility of up to $11 million for the financing of the interest only and residual certificates from future securitizations.

         During the 3 months ended November 30, 1996 and November 30, 1995, MMC used cash of $7.2 million and $962,000, respectively, in operating activities. During the 3 months ending November 30, 1996 and 1995, MMC used cash of $968,000 and $350,000, respectively, in investing activities, which was substantially expended for office equipment and furnishings and data processing equipment. During the 3 months ended November 30, 1996 and 1995, MMC provided cash of $34.3 million and $1.2 million, respectively, in financing activities.

         PEC--Liquidity

         PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of taxes to the parent, payments of principal and interest on debt obligations, and payments of commissions and selling expenses in connection with the sale of timeshare interests and land. Commissions and selling expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through sales of receivables, PEC's lines of credit in the aggregate amount of $109.5 million and cash flows from operations.

         At November 30, 1996, PEC had arrangements with 4 institutional lenders in 5 agreements for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for 5 lines of credit of up to an aggregate of $109.5 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At November 30, 1996, an aggregate of $67.7 million was outstanding under such lines of credit, and $41.8 million was available for borrowing. At November 30, and August 31, 1996, $67.7 million and $65.9 million, respectively, had been borrowed under these lines. Under the terms of these lines of credit, the Company may borrow up to a range of 75% to 85% of the balances of the pledged timeshare and land receivables. Summarized line of credit information and accompanying notes relating to these five lines of credit outstanding at November 30, 1996, consist of the following (thousands of dollars):

                        BORROWING
                        AMOUNT AT         MAXIMUM
                       NOVEMBER 30,      BORROWING          REVOLVING               MATURITY            INTEREST
                           1996           AMOUNT        EXPIRATION DATE(d)            DATE                RATE
                       ------------      ---------     ---------------------   ------------------    -------------
                       $    51,061       $  57,000     (a) December 31, 1996   September 22, 2003    Prime + 2.25%
                             5,730          15,000     (b) May 30, 1998        June 1, 2002          Prime + 2.0%
                             4,971          15,000     (c) June 27, 1998       June 27, 2005         LIBOR + 4.25%
                             2,925          15,000     (c) February 6, 1998    August 6, 2005        LIBOR + 4.25%
                             2,995           7,500     (b) April 30, 1998      May 31, 2002          Prime + 2.0%

         (a) Restrictions include PEC's requirement to maintain a tangible net worth of at least $25 million during the borrowing term, and thereafter this requirement is permitted to decrease to $15 million depending on the loan balance. The revolving expiration date was extended to February 28, 1997, pending execution of an amendment increasing the line of credit to $75 million.

         (b) Restrictions include PEC's requirement to maintain a tangible net worth of $25 million during the life of the loan. Amendments to these lines of credit were executed to reduce the interest rates from prime plus 2.5% to prime plus 2.0% and to extend the maturity and revolving expiration dates, as reflected in the above table. The line of credit with an outstanding borrowing amount of $2,995 was amended in November 1996, while the remaining borrowing was amended in December 1996.

         (c) Restrictions include PEC's requirement to maintain a tangible net worth of $17 million during the life of the loan.

         (d) Revolving expiration date represents the expiration of the revolving features of the lines of credit, at which time the credit lines assume fixed maturity.

         Set forth below is a schedule of the cash shortfall arising from recognized and unrecognized sales for PEC for the periods indicated (thousands of dollars):

                                                                      THREE MONTHS ENDED
                                                                        NOVEMBER 30,
                                                                 ----------------------------
                                                                    1996             1995
                                                                 ------------     ------------
                    Commissions and selling expenses
                       attributable to recognized and
                       unrecognized sales                        $      8,041     $      6,851

                    Less:  Down payments                               (3,515)          (3,496)
                                                                 ------------     ------------
                    Cash shortfall                               $      4,526     $      3,355
                                                                 ============     ============

         During the 3 months ended November 30, 1996 and 1995, PEC sold notes receivable of $4.7 million to a financial institution and $6.7 million, respectively, to 2 financial institutions from which $3.8 million and $3.6 million of the proceeds were used to pay down debt for the 3 months ended November 30, 1996 and 1995, respectively. The receivables which have interest rates depending on the transaction, of 13% and 12.3% in the 3 months ended November 30, 1996 and 1995, respectively, were sold to yield returns of 9% and 8.8% in the 3 months ended November 30, 1996 and 1995, respectively, to the purchasers, with any excess interest received from the obligors being payable to PEC.

         At November 30, 1996, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $71.1 million. PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or otherwise subject to replacement or repurchase. The repurchase provisions provides for substitution of receivables as recourse for $68.8 million of sold notes receivable and cash payments for repurchase relating to $2.3 million of sold notes receivable. At November 30, 1996, the undiscounted amount of the $10.1 million in recourse obligations on such notes receivable were $11.3 million. PEC periodically reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality.

         Company -- Liquidity

         During November 1994 and January 1995, payments aggregating $1.1 million were made to the Assignors to pay a portion of the accrued liability to them. At January 31, 1995, when accruals ceased, $13.3 million was payable to the Assignors. On March 2, 1995, the Assignors agreed to defer payment of $10 million (Subordinated Debt) of the amounts due to them pursuant to an amendment to the Assignment and Assumption Agreement providing for the subordination of such amounts to payment of debt for money borrowed by the Company or obligations of the Company's subsidiaries guaranteed by the Company. At November 30, 1996, $2.6 million, other than the Subordinated Debt, was payable to the Assignors, which amount also bears interest at the rate of 10% per year. Interest of $172,000 was paid during the first quarter of fiscal 1997 to the Assignors and the outstanding balance of $2.6 million was paid in January 1997. Interest on Subordinated Debt of $500,000 was paid during the first quarter of fiscal 1997. Payments to Assignors were secured by a pledge of all of PEC's outstanding stock.

         During the 3 months ended November 30, 1996 and November 30, 1995, the Company used cash of $9 million and $6.6 million, respectively, in operating activities. During the three months ending November 30, 1996 and 1995, the Company used cash of $3.8 million and $1.3 million, respectively, in investing activities. During the 3 months ended November 30, 1996 and 1995, the Company provided cash of $46.9 million and $3.9 million, respectively, in financing activities, which was substantially from the MMC stock and debt offerings during the 1996 time period.

         The Company believes that its capital requirements will be met from the recent stock and debt offering proceeds, cash balances, internally generated cash, existing lines of credit, sales and securitizations of loans, and the modification, replacement or addition to its credit lines.

         The Company's debt including lines of credit consists of the following (thousands of dollars):

                                                                                       NOVEMBER 30,      AUGUST 31,
                                                                                          1996             1996
                                                                                       ------------     ------------

                    Notes collateralized by receivables                                 $ 41,059         $  41,568
                    Mortgages collateralized by real estate properties                    29,115            31,078
                    Notes collateralized by excess servicing rights and mortgage
                       related securities                                                      -            10,000
                    Installment contracts and other notes payable                          2,916             1,803
                                                                                       ---------         ---------
                             Total                                                     $  73,090         $  84,449
                                                                                       =========         =========


FINANCIAL CONDITION

November 30, 1996 compared to August 31, 1996

         Cash and cash equivalents increased 1,068.6% to $37.2 at November 30, 1996 from $3.2 million at August 31, 1996, primarily as a result of the proceeds from the MMC common stock and debt offerings used to acquire short term investments after repayment of debt.

         Restricted cash deposits decreased 38.8% to $4.1 million at November 30, 1996 from $6.7 million at August 31, 1996, primarily due to a reduction in the level required from an agreement with a financial institution, of $1.4 million at November 30, 1996.

         Notes receivable, net, increased 8.5% to $43.9 million at November 30, 1996 from $40.5 million at August 31, 1996, primarily as a result of MMC loan originations increasing and the timing of loan sales.

         The Company provides an allowance for cancellation and credit losses, in an amount which in the Company's judgment will be adequate to absorb losses on notes receivable and after FHA insurance recoveries on the loans, that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, and current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. Changes in the allowance for cancellation and credit losses for notes receivable consist of the following (thousands of dollars):

                                                                                             THREE MONTHS ENDED
                                                                                                NOVEMBER 30,
                                                                                                    1996
                                                                                             ------------------

                    Balance at August 31, 1996                                                 $        26,253
                    Provisions for credit losses and cancellations                                       1,711
                    Amounts charged to allowance for cancellations                                        (850)
                                                                                               ---------------
                             Balance at November 30, 1996                                      $        27,114
                                                                                               ===============

                    Allowance for cancellation credit losses excluding valuation discount      $        14,563
                    Future estimated contingency for notes receivable sold with
                       recourse and valuation discount                                                  12,551
                                                                                               ---------------
                             Total                                                             $        27,114
                                                                                               ===============

         Excess servicing rights increased 75.9% to $25.1 million at November 30, 1996 from $14.3 million at August 31, 1996. The increase is due to the increased volume of loan originations since August 31, 1996. The Company believes that the excess servicing rights recognized at the time of sale do not exceed the amount that would be received if such rights were sold at fair market value in the marketplace. The excess cash flow created through securitization which had been recognized as excess servicing rights on loans reacquired and securitized are included in the cost basis of the mortgage related securities. Mortgage related securities were $23 million at November 30, 1996 and $22.9 million at August 31, 1996. MMC had no securitization transactions during the 3 months ended November 30, 1996.

         Activity in excess servicing rights consist of the following (thousands of dollars):

                                                                                          THREE MONTHS ENDED
                                                                                             NOVEMBER 30,
                                                                                                 1996
                                                                                          ------------------
                    Balance at August 31, 1996                                                  $14,268
                    Plus:  Additions                                                             11,634
                    Less:  Amortization                                                            (799)
                                                                                                -------

                           Balance at November 30, 1996                                         $25,103
                                                                                                =======


         As of November 30, and August 31, 1996, respectively, excess servicing rights consisted of excess cash flows on serviced loans totaling $198.7 million and $140.8 million, yielding weighted average interest rates of 12.8% and 12.6%, net of normal servicing and pass-through fees and weighted average pass-through yields to the investor of 8.3% and 8.6%, respectively. These loans were sold under recourse provisions.

         Mortgage servicing rights increased 25.1% to $4.8 million at November 30, 1996 from $3.8 million at August 31, 1996 as a result of additional sales of loans and the resulting increase in sales of loans serviced to $65.2 million during the first quarter of fiscal 1997 from $41.7 million during the first quarter of fiscal 1996.

         Property and equipment, net, increased 15.7% to $23.4 million at November 30, 1996 from $20.3 million at August 31, 1996 due to increased purchases of office equipment related to facility expansion.

         Notes and contracts payable decreased 13.5% to $73.1 million at November 30, 1996 from $84.4 million at August 31, 1996 due to the paydown of debt from the proceeds from the MMC stock and debt offerings.

         Accounts payable and accrued liabilities decreased to $18 million at November 30, 1996 from $19.7 million at August 31, 1996, primarily as a result of the timing of accruals and payments.

         Future estimated contingency for notes receivable sold with recourse increased 34.5% to $12.6 million at November 30, 1996 from $9.3 million at August 31, 1996. Loans sold with recourse which were reacquired and included in the 1996 securitizations decreased the amount needed for this allowance while increased loan sales increased the allowance requirements. Recourse to the Company on sales of loans is limited to sales made by PEC and is governed by the agreements between the purchasers and the Company. Mego Financial is a guarantor of PEC's recourse obligations. The allowance for credit losses on loans sold with recourse represents the Company's estimate of its probable future credit losses to be incurred over the lives of the loans considering estimated future FHA insurance recoveries on Title I Loans. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations, as the Company has no recourse obligation, other than for customary representations and warranties, under those securitization agreements. Estimated credit losses on loans sold through securitizations are considered in MMC's valuation of its residual interest securities.

         Income taxes payable increased 58.6% to $17.4 million at November 30, 1996 from $11 million at August 31, 1996 due to taxable income for the period and taxes on the sale of MMC stock. See Note 2 of Notes to Consolidated Financial Statements for further discussion.

         Stockholders' equity increased 47.5% to $38.1 million at November 30, 1996 from $25.9 million at August 31, 1996 as a result of the sale of MMC stock, the issuance of 1 million warrants, valued at $3 million, and net income applicable to common stock of $1.2 million during the 3 months ended November 30, 1996.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events, including the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for home improvement and debt consolidation loans; decline in demand for timeshare interests; the effect of general economic conditions generally and specifically changes in interest rates; the effect of competition; the Company's dependence on the ability to sell its loans and receivables; and the regulation of the Company by federal, state and local regulatory authorities. Actual events or results may differ as a result of these and other factors.

                                    PART II



ITEM 1.     LEGAL PROCEEDINGS

On November 22, 1996, D. Anthony Pullella filed an action in the Superior Court, Chancery Division, Atlantic County, New Jersey (Case No. ATL-C-175-96) against Brigantine Preferred Properties, Inc., the Brig, Inc., subsidiaries of PEC. The complaint requests an order requiring the sale to the Plaintiff of the restaurant and bar facility in the Brigantine Inn Resort Club, pursuant to alleged obligations in a lease and management agreement, and also asks for unspecified compensatory and punitive damages. The Company believes that the defendants have valid defenses to the complaint and does not believe that the matter will have a material adverse effect on the business or financial condition of the Company.

On December 26, 1996, in the matter of "In re Mego Financial Corp. Securities Litigation," Master File No. CV-9-95-01082-LDG (RLH), in the United States District Court for the District of Nevada, which matter was described in the Company's Form 10-K for the fiscal year ended August 31, 1996, (the "1996 10-K"), Michael Nadler filed a purported class action complaint against the Company, certain of the Company's officers and directors, and the Company's independent auditors. As previously reported, Mr. Nadler had filed a motion in the above described matter requesting that he be added as a class representative and that his attorney be added as additional counsel for the class. That motion was opposed by the Company and certain other defendants, and neither motion has been heard or decided by the court. The new complaint claims that the defendants violated the federal securities laws and common law and contained allegations similar to those contained in the Dunleavy and Peyser complaints which were consolidated into the above captioned matter, and which were described in the 1996 10-K. The Company believes that it has substantial defenses to the new complaint; however, the Company presently cannot predict the outcome of this matter.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
    10.100 Third Amendment to General Loan and Security Agreement dated November 29, 1996 between Steamboat Suites, Inc. as Debtor and Textron Financial Corporation as Lender and the related Restated and Amended Receivables Promissory Note dated November 30, 1996 effective October 6, 1994.


    10.101 Fifth Amendment to Loan and Security Agreement dated November 29, 1996 by and among Preferred Equities Corporation and Colorado Land and Grazing Corp. as Borrower; Mego Financial Corp. as Guarantor; and Dorfinco Corporation as Lender and the related Fourth Amendment to Promissory Note dated November 29, 1996.

    10.102 Acquisition and Renovation Loan Agreement dated August 6, 1996 between Heller Financial, Inc. as Lender and Preferred Equities Corporation as Borrower; and Interval Receivables Loan and Security Agreement dated August 6, 1996 by and among Heller Financial, Inc. as Lender and Preferred Equities Corporation as Borrower and Mego Financial Corp. as Guarantor, and the three related Promissory Notes.

    27.1        Financial Data Schedule (For SEC Use Only).


No reports on Form 8-K were filed during the period.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MEGO FINANCIAL CORP.



                              By: /s/ David A. Cleveland
                                  -------------------------------------------
                                  David A. Cleveland
                                  Vice President and Chief Accounting Officer






Date:    January 13, 1997
         ----------------