Form 10-Q
period 1997-02-28
MEGO FINANCIAL CORP
filed 1997-04-14
CIK 736035

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE TRANSITION PERIOD FROM

                      ----------------  TO  -----------------

                           COMMISSION FILE NUMBER: 1-8645

                            -----------------------------

                                MEGO FINANCIAL CORP.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEW YORK                                     13-5629885
(STATE OR OTHER JURISDICTION OF INCORPORATION                (I.R.S. EMPLOYER
               OR ORGANIZATION)                            IDENTIFICATION NO.)

                  4310 PARADISE ROAD, LAS VEGAS, NEVADA 89109
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

                                 (702) 737-3700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            ------------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of April 11, 1997, there were 18,733,121 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

================================================================================

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                                     INDEX

                          PART I FINANCIAL INFORMATION

                                                                                           PAGE
                                                                                           ----
Item 1.   Financial Statements...........................................................

          Consolidated Statements of Financial Condition at February 28, 1997 and August
          31, 1996 (Unaudited)...........................................................    1

          Consolidated Statements of Operations for the Three and Six Months Ended
          February 28, 1997 and February 29, 1996 (Unaudited)............................    2

          Consolidated Statements of Stockholders' Equity for the Six Months Ended
          February 28, 1997 (Unaudited)..................................................    3

          Consolidated Statements of Cash Flows for the Six Months Ended February 28,
          1997 and February 29, 1996 (Unaudited).........................................    4

          Notes to Consolidated Financial Statements.....................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................   10

PART II OTHER INFORMATION
Item 1.   Legal Proceedings..............................................................   28

Item 6.   Exhibits and Reports on Form 8-K...............................................   29

          SIGNATURE......................................................................   30

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (thousands of dollars, except per share amounts)
                                  (unaudited)

                                                                        FEBRUARY 28,     AUGUST 31,
                                                                            1997            1996
                                                                        ------------     ----------
ASSETS
Cash and cash equivalents.............................................    $ 19,183        $   3,185
Restricted cash.......................................................       7,402            6,657
Notes receivable, net of allowances for cancellations, valuation discounts, and credit losses of $14,494 at February 28, 1997 and
  $16,794 at August 31, 1996..........................................      49,166           40,485
Mortgage related securities, at fair value............................      67,103           22,944
Excess servicing rights...............................................          --           14,268
Mortgage servicing rights.............................................       5,805            3,827
Timeshare interests held for sale.....................................      36,835           36,890
Land and improvements inventory.......................................       3,686            3,721
Other investments.....................................................       1,852            1,972
Property and equipment, net of accumulated depreciation of $14,690 at
  February 28, 1997 and $13,550 at August 31, 1996....................      24,322           20,262
Deferred selling costs................................................       3,206            2,901
Prepaid debt expenses.................................................       3,805            1,003
Prepaid commitment fee................................................       2,886               --
Other assets..........................................................      11,832            7,482
                                                                          --------         --------
          TOTAL ASSETS................................................    $237,083        $ 165,597
                                                                          ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes and contracts payable.........................................    $ 80,665        $  84,449
  Accounts payable and accrued liabilities............................      24,338           19,662
  Payable to assignors................................................          --            2,579
  Future estimated contingency for notes receivable sold with
     recourse.........................................................      12,090            9,332
  Deposits............................................................       2,694            2,971
  Negative goodwill...................................................          68               82
  Income taxes payable................................................      16,792           10,980
                                                                          --------         --------
          Total liabilities before minority interest, subordinated
            debt and redeemable preferred stock.......................     136,647          130,055
                                                                          --------         --------
Minority interest of consolidated subsidiary..........................       8,267               --
                                                                          --------         --------
Subordinated debt.....................................................      49,898            9,691
                                                                          --------         --------
Redeemable preferred stock, Series A, 12% cumulative preferred stock,
  $.01 par value, $10 redemption value, 0 shares issued and
  outstanding at February 28, 1997 and August 31, 1996................          --               --
                                                                          --------         --------
Stockholders' equity:
  Preferred stock, $.01 par value (authorized -- 5,000,000 shares)....          --               --
  Common stock, $.01 par value (authorized -- 50,000,000 shares;
     issued and outstanding -- 18,733,121 at February 28, 1997 and
     18,433,121 at August 31, 1996)...................................         187              184
  Additional paid-in capital..........................................      17,974            6,504
  Retained earnings...................................................      24,110           19,163
                                                                          --------         --------
          Total stockholders' equity..................................      42,271           25,851
                                                                          --------         --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $237,083        $ 165,597
                                                                          ========         ========

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                                  (unaudited)

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                        -----------------------------     -----------------------------
                                        FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                            1997             1996             1997             1996
                                        ------------     ------------     ------------     ------------
REVENUES
  Timeshare interest sales, net.......   $     7,573      $     5,482      $    15,129      $    12,194
  Land sales, net.....................         4,383            5,677            7,774           10,758
  Gain on sale of notes receivable....        10,869            4,884           20,919           11,281
  Net unrealized gain on mortgage
     related securities...............         3,143               --            2,908               --
  Interest income.....................         3,791            1,561            6,428            3,191
  Financial income....................           958            1,223            1,870            2,453
  Amortization of negative goodwill...             7               13               14               35
  Incidental operations...............           717              488            1,443            1,232
  Other...............................           445              (18)             490              236
                                         -----------      -----------      -----------      -----------
     Total revenues...................        31,886           19,310           56,975           41,380
                                         -----------      -----------      -----------      -----------
COSTS AND EXPENSES
  Direct cost of:
     Timeshare interest sales.........         1,188              836            2,512            1,851
     Land sales.......................           424              551              734            1,045
     Incidental operations............           718              416            1,408            1,120
  Commissions and selling.............         8,358            7,206           16,051           14,532
  Depreciation and amortization.......           610              620            1,229            1,075
  Provision for credit losses.........         3,805              200            5,516              497
  Interest expense....................         3,670            1,286            6,513            2,924
  General and administrative..........         9,081            5,799           16,685           11,470
                                         -----------      -----------      -----------      -----------
     Total costs and expenses.........        27,854           16,914           50,648           34,514
                                         -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST...................         4,032            2,396            6,327            6,866
                                         -----------      -----------      -----------      -----------
INCOME TAXES (BENEFIT)................          (380)             918              686            2,590
                                         -----------      -----------      -----------      -----------
MINORITY INTEREST.....................           631               --              694               --
                                         -----------      -----------      -----------      -----------
NET INCOME............................         3,781            1,478            4,947            4,276
                                         -----------      -----------      -----------      -----------
CUMULATIVE PREFERRED STOCK
  DIVIDENDS...........................            --               60               --              140
                                         -----------      -----------      -----------      -----------
NET INCOME APPLICABLE TO COMMON
  STOCK...............................   $     3,781      $     1,418      $     4,947      $     4,136
                                         ===========      ===========      ===========      ===========
EARNINGS PER COMMON SHARE:
  Primary:
     Net income.......................   $      0.19      $      0.08      $      0.25      $      0.23
                                         ===========      ===========      ===========      ===========
     Weighted average number of common
       shares and common share
       equivalents outstanding........    19,662,582       18,087,556       19,619,912       18,087,556
                                         ===========      ===========      ===========      ===========
  Fully Diluted:
     Net income.......................   $      0.19      $      0.07      $      0.25      $      0.21
                                         ===========      ===========      ===========      ===========
     Weighted average number of common
       shares and common share
       equivalents outstanding........    19,662,582       19,463,556       19,619,912       19,463,556
                                         ===========      ===========      ===========      ===========

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (thousands of dollars, except per share amounts)
                                  (unaudited)

                                             COMMON STOCK
                                            $.01 PAR VALUE         ADDITIONAL
                                         ---------------------      PAID-IN       RETAINED
                                           SHARES       AMOUNT      CAPITAL       EARNINGS      TOTAL
                                         ----------     ------     ----------     --------     -------
Balance at August 31, 1996.............  18,433,121      $184        $ 6,504       $19,163     $25,851

Gain on sale of stock of subsidiary,
  net of taxes of $4,972...............          --        --          8,113            --       8,113

Issuance of warrants in connection with
  commitment received..................          --        --          3,000            --       3,000

Issuance of common stock in connection
  with the exercise of common stock
  warrants.............................     300,000         3            357            --         360

Net income for the six months ended
  February 28, 1997....................          --        --             --         4,947       4,947
                                         ----------      ----        -------       -------     -------
Balance at February 28, 1997...........  18,733,121      $187        $17,974       $24,110     $42,271
                                         ==========      ====        =======       =======     =======

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                  (unaudited)

                                                                          SIX MONTHS ENDED
                                                                    -----------------------------
                                                                    FEBRUARY 28,     FEBRUARY 29,
                                                                        1997             1996
                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................    $   4,947        $  4,276
                                                                      ---------        --------
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Undistributed minority interest..............................          694              --
     Amortization of negative goodwill............................          (14)            (35)
     Charges to allowance for cancellation and credit losses......       (7,137)         (3,792)
     Provisions for cancellation and credit losses................       10,473           5,468
     Cost of sales................................................        3,246           2,896
     Depreciation and amortization expense........................        1,229             873
     Additions to excess servicing rights.........................           --         (12,192)
     Amortization of excess servicing rights......................           --           1,619
     Accretion of residual interest on mortgage related
      securities..................................................       (1,306)             --
     Net unrealized gain on mortgage related securities...........       (2,908)             --
     Additions to mortgage related securities.....................      (27,317)             --
     Payments on mortgage related securities......................          503              --
     Amortization of mortgage related securities..................        1,079              --
     Additions to mortgage servicing rights.......................       (3,086)           (695)
     Amortization of mortgage servicing rights....................        1,108             164
     Payments on notes receivable, net............................       18,706           9,922
     Proceeds from sale of notes receivable.......................      177,598          63,066
     Purchase of land and timeshare interests.....................       (3,156)         (5,797)
     Changes in operating assets and liabilities:
       Increase in restricted cash................................         (745)           (704)
       Increase in notes receivable, net..........................     (200,149)        (77,231)
       Increase in other assets...................................      (14,831)           (694)
       Decrease (increase) in deferred selling costs..............         (305)            977
       Increase in accounts payable and accrued liabilities.......        4,676           1,629
       Decrease in deposits.......................................         (277)         (1,599)
       Increase in income taxes payable...........................        5,790           2,391
                                                                      ---------        --------
          Total adjustments.......................................      (36,129)        (13,734)
                                                                      ---------        --------
            Net cash used in operating activities.................      (31,182)         (9,458)
                                                                      ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment..............................       (5,200)         (2,169)
  Proceeds from the sale of property and equipment................            8              --
  Additions to other investments..................................         (626)           (860)
  Decreases in other investments..................................          746             150
                                                                      ---------        --------
            Net cash used in investing activities.................       (5,072)         (2,879)
                                                                      ---------        --------

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                             (thousands of dollars)
                                  (unaudited)

                                                                            SIX MONTHS ENDED
                                                                      -----------------------------
                                                                      FEBRUARY 28,     FEBRUARY 29,
                                                                          1997             1996
                                                                      ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings...........................................  $  145,452        $ 73,402
  Payments on borrowings.............................................    (149,236)        (62,365)
  Preferred stock dividends..........................................          --            (140)
  Redemption of preferred stock......................................          --          (1,000)
  Payments on payable to assignors...................................      (2,579)             --
  Payments on subordinated debt......................................        (500)           (500)
  Interest accrued on subordinated debt..............................         707             664
  Issuance of subordinated debt......................................      37,750              --
  Proceeds from sale of Mego Mortgage Corporation common stock.......      20,658              --
                                                                        ---------        --------
          Net cash provided by financing activities..................      52,252          10,061
                                                                        ---------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................      15,998          (2,276)
                                                                        ---------        --------
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD.....................       3,185           7,338
                                                                        ---------        --------
CASH AND CASH EQUIVALENTS -- END OF PERIOD...........................  $   19,183        $  5,062
                                                                        =========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest, net of amounts capitalized............................  $    5,226        $  3,477
                                                                        =========        ========
     Income taxes....................................................  $    1,241        $     25
                                                                        =========        ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Issuance of 1,000,000 common stock warrants in connection with
     commitment received.............................................  $    3,000        $     --
                                                                        =========        ========

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                  (unaudited)

 1. FINANCIAL STATEMENTS

     In the opinion of management, when read in conjunction with the audited Consolidated Financial Statements for the years ended August 31, 1996 and 1995, contained in Mego Financial Corp.'s (Mego) Form 10-K filed for the year ended August 31, 1996, the accompanying unaudited Consolidated Financial Statements contain all of the information necessary to present fairly the financial position of Mego Financial Corp. and Subsidiaries at February 28, 1997 and the results of its operations for the three and six months ended February 28, 1997 and February 29, 1996, and the cash flows for the six months ended February 28, 1997 and February 29, 1996. All intercompany accounts between Mego and its subsidiaries have been eliminated. Certain reclassifications have been made to conform prior periods with the current period presentation. The preparation of financial statements in conformity with generally accepted accounting principles
(GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended February 28, 1997, are not necessarily indicative of the results to be expected for the full year.

 2. NATURE OF OPERATIONS

     Mego was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp. Mego is a specialty financial services company that, through its subsidiaries, Mego Mortgage Corporation (MMC) and Preferred Equities Corporation (PEC), is engaged primarily in originating, selling and servicing consumer receivables generated through home improvement and other consumer loans, and timeshare and land sales. Mego Financial Corp. and its subsidiaries are herein collectively referred to as the Company.

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

 4. MEGO MORTGAGE CORPORATION

     MMC originates Title I home improvement loans (Title I Loans) insured by the Federal Housing Administration (FHA) of the Department of Housing and Urban Development (HUD) through a network of loan correspondents and home improvement contractors. In May 1996, MMC commenced the origination of conventional home improvement, debt consolidation, and home equity loans through its network of loan correspondents and dealers. Mego's ownership in MMC declined from 100% at August 31, 1996 to 81.3% in November 1996, when MMC issued 2,300,000 shares of its common stock in an underwritten public offering at $10.00 per share. Mego continues to have voting control on all matters submitted to the stockholders of MMC, including the election of directors and approval of extraordinary corporate transactions. Concurrently with the common stock offering, MMC issued $40 million of 12.5% Senior Subordinated Notes due in 2001 in an underwritten public offering. The proceeds from the offerings received by MMC have been and will be used to repay borrowings and provide funds for future originations and securitizations of loans. The proceeds

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

   FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                  (unaudited)

received from the public stock offering in excess of the book value of Mego's investment in MMC ($13.1 million, less income taxes of $5 million), has been recorded as additional paid-in capital of Mego. The undistributed minority interest of MMC reflected on the Company's Consolidated Statements of Financial Condition was $8.3 million at February 28, 1997. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

 5. SUBSEQUENT EVENT

     On March 10, 1997, $89.7 million of loans were repurchased, securitized and sold by MMC, comprised of $21.9 million of Title I Loans and $67.8 million of conventional loans. Pursuant to this securitization, asset-backed notes secured by the loans were sold in a public offering. MMC continues to service the sold loans and is entitled to receive from payments with respect to interest on the sold loans, a servicing fee equal to 1.00% per annum on the remaining principal balance of each loan. MMC received certificates and contractual rights which will be recorded as mortgage related securities on the Consolidated Statements of Financial Condition, representing the interest differential, after payment of servicing and other fees, between the interest paid by the obligors of the sold loans and the yield on the sold notes. MMC may be required to repurchase loans that do not conform to the representations and warranties made by MMC in the securitization agreements. As of February 28, 1997, the gain on certain whole loan sales during the quarter has been recorded which approximates the gain on this securitization sale.

 6. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", (SFAS 125) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. The statement requires the Company's existing and future excess servicing rights be measured at fair market value and reclassified as interest only strip receivables, carried as mortgage related securities, and accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     As required by the statement, the Company adopted the new requirements effective January 1, 1997 and applied them prospectively. The book value of the Company's mortgage related securities approximates fair value. The adoption of SFAS 125 caused PEC to begin recognizing servicing rights and notes receivable held for sale, similar to the method currently used by MMC for mortgage servicing rights under SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65." This increases the gain on sale of notes at the time of sale and reduces future servicing fee income on PEC generated receivables sold after January 1, 1997. No material impact resulted from the implementation of SFAS 125.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

   FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                  (unaudited)

     The following table reflects the components of mortgage related securities as required by SFAS 125, at February 28, 1997:

            Interest only receivables (formerly excess servicing
              rights)..................................................  $15,438
            Interest only strip securities.............................    7,300
            Residual interest securities...............................   44,365
                                                                         -------
              Total mortgage related securities........................  $67,103
                                                                         =======

     All mortgage related securities are classified as trading securities and are recorded at their estimated fair value. Changes in the estimated fair values are recorded in current operations.

     The FASB issued SFAS No. 128, "Earnings per Share" (SFAS 128) in March 1997, effective for financial statements issued after December 15, 1997. The statement provides simplified standards for the computation and presentation of earnings per share (EPS), making EPS comparable to international standards. SFAS 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under APB Opinion No. 15.

     Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation.

     Data utilized in calculating proforma earnings per share under the SFAS 128 statement are as follows:

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                              -------------------------   -------------------------
                                               FEBRUARY      FEBRUARY      FEBRUARY      FEBRUARY
                                                  28,           29,           28,           29,
                                                 1997          1996          1997          1996
                                              -----------   -----------   -----------   -----------
Basic:
  Net income................................  $ 3,781,000   $ 1,418,000   $ 4,947,000   $ 4,136,000
                                              ===========   ===========   ===========   ===========
  Weighted average number of common
     shares.................................   18,579,788    18,087,556    18,506,049    18,087,556
                                              ===========   ===========   ===========   ===========
Diluted:
  Net income................................  $ 3,781,000   $ 1,418,000   $ 4,947,000   $ 4,136,000
                                              ===========   ===========   ===========   ===========
  Weighted average number of common shares
  and common share equivalents
  outstanding...............................   19,662,582    18,995,013    19,619,912    19,102,457
                                              ===========   ===========   ===========   ===========

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

   FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                  (unaudited)

     The following tables reconcile the net income applicable to common stockholders, basic and diluted shares, and EPS for the following periods:

                                      THREE MONTHS ENDED                      THREE MONTHS ENDED
                                       FEBRUARY 28, 1997                       FEBRUARY 29, 1996
                              -----------------------------------     -----------------------------------
                                                        PER-SHARE                               PER-SHARE
                                INCOME       SHARES      AMOUNT         INCOME       SHARES      AMOUNT
                              ----------   ----------   ---------     ----------   ----------   ---------
Net income..................  $3,781,000                              $1,478,000
Less: Preferred stock
  dividends.................          --                                  60,000
                              ----------                              ----------
BASIC EPS
Income applicable to common
  stockholders..............   3,781,000   18,579,788     $0.20        1,418,000   18,087,556     $0.08
                                                          =====                                   =====
Effect of dilutive
  securities:
  Warrants..................          --      806,653                         --      660,463
  Stock options.............          --      276,141                         --      246,994
                              ----------   ----------                 ----------   ----------
DILUTED EPS
Income applicable to common
  stockholders and assumed
  conversions...............  $3,781,000   19,662,582     $0.19       $1,418,000   18,995,013     $0.07
                              ==========   ==========     =====       ==========   ==========     =====

                                       SIX MONTHS ENDED                        SIX MONTHS ENDED
                                       FEBRUARY 28, 1997                       FEBRUARY 29, 1996
                              -----------------------------------     -----------------------------------
                                                        PER-SHARE                               PER-SHARE
                                INCOME       SHARES      AMOUNT         INCOME       SHARES      AMOUNT
                              ----------   ----------   ---------     ----------   ----------   ---------
Net income..................  $4,947,000                              $4,276,000
Less: Preferred stock
  dividends.................          --                                 140,000
                              ----------                              ----------
BASIC EPS
Income available to common
  stockholders..............   4,947,000   18,506,049     $0.27        4,136,000   18,087,556     $0.23
                                                          =====                                   =====
Effect of dilutive
  securities:
  Warrants..................          --      841,497                         --      748,180
  Stock options.............          --      272,366                         --      266,721
                              ----------   ----------                 ----------   ----------
DILUTED EPS
Income available to common
  stockholders and assumed
  conversions...............  $4,947,000   19,619,912     $0.25       $4,136,000   19,102,457     $0.22
                              ==========   ==========     =====       ==========   ==========     =====

 7. PAYMENTS TO ASSIGNORS

     In January 1997, the outstanding balance of payable to assignors of $2.6 million, including accrued interest of $45,000, was paid in full. The assignors are affiliates of certain officers and directors of the Company. See Note 3 of Notes to Consolidated Financial Statements for further discussion. Additionally, effective March 1, 1997, the assignors began receiving the first of 7 equal semi-annual payments of $1,429,000 plus interest related to the repayment of the subordinated debt. These payments are collateralized by a pledge of PEC's outstanding stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources
 -- "Company Liquidity" for additional information.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

   FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                  (unaudited)

 8. INCOME TAX PROVISION

     Based on a review of prior years' federal income tax returns, the Company has determined that an unrecognized net operating loss carryforward (NOL) exists for federal income tax purposes. The provision for federal income taxes has been reduced, due to partial utilization of a portion of this NOL. The complete analysis of the taxes is not yet complete, so the entire amount of the NOL has not yet been determined. The reduction for fiscal 1997 has been accomplished based on a portion of the NOL that has been identified.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, contained elsewhere herein.

GENERAL

     The business of the Company is primarily the generation of consumer receivables by marketing timeshare interests, retail lots and land parcels, generating home improvement and equity loans, and servicing the related notes receivable and loans.

     The Company, through its subsidiary, PEC, provides financing to the purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust and mortgages as well as non-recourse installment sales contracts. These notes receivable are generally payable over a period of up to 10 years, bear interest at rates ranging from 0% to 16% and require equal monthly installments of principal and interest. MMC originates, purchases, sells, securitizes and services consumer loans consisting primarily of home improvement, home equity, and debt consolidation loans, generally secured by liens on improved property, through its network of correspondents and dealers. The conventional loans are purchased or originated by MMC in amounts up to a maximum of $75,000 with fixed rates and up to 25 year maturities, and are generally secured by a lien on the respective primary residence. The Title I Loans are purchased or originated by MMC in amounts up to a maximum of $25,000 with maturities up to 20 years. During the first quarter of fiscal 1997, MMC began offering conventional home improvement loans through its dealer division and debt consolidation loans to its borrowers through both its correspondent and dealer divisions. Since MMC began offering conventional loans in May 1996, conventional loans have accounted for an increasing portion of loan originations.

     The following table sets forth certain data regarding loans originated, sold, securitized and serviced by MMC and PEC during the three months ended February 28, 1997 and February 29, 1996 (thousands of dollars):

                                                                   THREE MONTHS ENDED
                                                        -----------------------------------------
                                                        FEBRUARY 28, 1997      FEBRUARY 29, 1996
                                                        ------------------     ------------------
Loan Originations:
Principal amount of loans:
  Correspondents:
     Title I........................................... $ 11,346       9.2%    $ 14,317      45.9%
     Conventional......................................   87,911      71.5           --        --
                                                        --------     -----     --------     -----
Total Correspondents...................................   99,257      80.7       14,317      45.9
                                                        --------     -----     --------     -----
  Dealers:
     Title I...........................................   10,186       8.3        8,061      25.8
     Conventional......................................    1,817       1.5           --        --
                                                        --------     -----     --------     -----
Total Dealers..........................................   12,003       9.8        8,061      25.8
                                                        --------     -----     --------     -----
Notes receivable additions through sales of timeshare
  interests and land...................................   11,742       9.5        8,823      28.3
                                                        --------     -----     --------     -----
Total.................................................. $123,002     100.0%    $ 31,201     100.0%
                                                        ========     =====     ========     =====
Number of Loans Originated:
  Correspondents:
     Title I...........................................      551       9.8%         997      39.5%
     Conventional......................................    2,884      51.0           --        --
                                                        --------     -----     --------     -----
Total Correspondents...................................    3,435      60.8          997      39.5
                                                        --------     -----     --------     -----
  Dealers:
     Title I...........................................      873      15.4          561      22.2
     Conventional......................................       83       1.5           --        --
                                                        --------     -----     --------     -----
Total Dealers..........................................      956      16.9          561      22.2
                                                        --------     -----     --------     -----
Notes receivable additions through sales of timeshare
  interests and land...................................    1,260      22.3          967      38.3
                                                        --------     -----     --------     -----
Total..................................................    5,651     100.0%       2,525     100.0%
                                                        ========     =====     ========     =====
Loans Serviced at end of period (including notes
securitized, sold to investors, and held for sale):
Title I................................................ $237,633      49.2%    $139,138      55.0%
Conventional...........................................  130,736      27.0           --        --
Timeshare and land.....................................  114,964      23.8      113,916      45.0
                                                        --------     -----     --------     -----
Total.................................................. $483,333     100.0%    $253,054     100.0%
                                                        ========     =====     ========     =====

     The Company has entered into financing arrangements with certain purchasers of timeshare interests and land whereby no stated interest rate is charged if the aggregate down payment is at least 50% of the purchase price and the balance is payable in 24 or fewer monthly payments. Notes receivable of $6.6 million and $6 million at February 28, 1997 and August 31, 1996, respectively, made under this arrangement are included in the table above. A valuation discount is established to provide for an effective interest rate (currently 10%) on notes receivable bearing no stated interest rate at the time of sale, and is applied to the principal balance and amortized over the term of the note. The effective interest rate is based upon the economic interest rate environment and similar industry data.

     Land sales as of February 28, 1997, exclude $14.3 million in sales not yet recognized under GAAP due to pending receipt of the requisite payment amounts. If ultimately recognized, revenues from these sales will be reduced by a related estimated provision for cancellations of $2.2 million, estimated deferred selling costs of $3.2 million and cost of sales of $1.2 million.

     The Company is obligated under certain agreements for the sale of notes receivable and certain loan agreements to maintain various minimum net worth requirements. The most restrictive of these agreements requires PEC to maintain a minimum tangible net worth of $25 million and MMC to maintain a minimum tangible net worth requirement of $12.5 million plus any issuance of capital stock or other capital instruments since August 31, 1995 plus 50% of MMC's cumulative net income since May 1, 1996. At February 28, 1997, MMC's minimum tangible net worth requirement was $37.1 million. Additionally, MMC is required to maintain a minimum level of profitability of at least $500,000 per rolling 6 month period.

     At February 28, 1997, and August 31, 1996, receivables aggregating $48.5 million and $54.2 million, respectively, were pledged to lenders to collateralize certain of the Company's indebtedness. Receivables which qualify for the lenders' criteria may be pledged as collateral whether or not such receivables have been recognized for accounting purposes.

     On December 17, 1996, $67.3 million of loans were repurchased, securitized and sold by MMC, comprised of $36.7 million of Title I Loans and $30.6 million of conventional loans. Pursuant to this securitization, pass-through certificates evidencing interests in the pools of loans were sold in a public offering. MMC continues to service the sold loans and is entitled to receive from payments with respect to interest on the sold loans, a servicing fee equal to 1.00% per annum on the balance of each loan. MMC received certificates and contractual rights which have been recorded as mortgage related securities on the Consolidated Statements of Financial Condition, representing the interest differential, after payment of servicing and other fees, between the interest paid by the obligors of the sold loans and the yield on the sold certificates. MMC may be required to repurchase loans that do not conform to the representations and warranties made by MMC in the securitization agreements. See
Note 5 of Notes to Consolidated Financial Statements for a description of a securitization which took place on March 10, 1997.

  MMC

     MMC recognizes revenue from the gain on sale of loans, unrealized gain on mortgage related securities, interest income and servicing income. Interest income, net, represents the interest received on loans in MMC's portfolio prior to their sale, net of interest paid under its debt agreements. MMC continues to service all loans sold to date. Net loan servicing income represents servicing fee income and other ancillary fees received for servicing loans less the amortization of capitalized mortgage servicing rights and excess servicing rights through January 1, 1997 which was the date of adoption of SFAS 125. Mortgage servicing rights and excess servicing rights were amortized over the estimated lives of the loans.

     The following tables set forth the principal balance of loans sold or securitized and related gain on sale data for the three and six months ended February 28, 1997 and February 29, 1996 (thousands of dollars):

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             -----------------------------     -----------------------------
                                             FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                                 1997             1996             1997             1996
                                             ------------     ------------     ------------     ------------
MMC Loans Sold:
  Title I Loans............................    $ 22,277         $ 21,395         $ 55,665         $ 56,421
  Conventional.............................      84,655               --          111,776               --
                                                -------           ------          -------           ------
     Total.................................    $106,932         $ 21,395         $167,441         $ 56,421
                                                =======           ======          =======           ======
Gain on sale of loans......................    $ 10,428         $  4,845         $ 20,029         $ 10,810
                                                =======           ======          =======           ======
Gain on sale of loans as a percentage of
  principal balance of loans sold..........         9.8%            22.6%            12.0%            19.2%
                                                =======           ======          =======           ======
Net unrealized gain on mortgage related
  securities...............................    $  3,143         $     --         $  2,908         $     --
                                                =======           ======          =======           ======
Gain on sale of loans plus net unrealized
  gain on mortgage related securities as a
  percentage of principal balance of loans
  sold.....................................        12.7%            22.6%            13.7%            19.2%
                                                =======           ======          =======           ======

     The combined gain on sale and net unrealized gain on mortgage related securities for the 3 month period ended February 28, 1997, was $15,220,000, or 14.23% of loans sold during the period, before adjustments totaling $1,649,000 relating to FHA Title I Loans originated prior to March 1, 1996. The adjustment was approximately 1.1% of the original principal balances of such loans.

     MMC sells its loans through whole loan sales to third party purchasers, retaining the right to service the loans and to receive any amounts in excess of the guaranteed yield to the purchasers. In addition, MMC sells loans through securitizations. Certain of the regular interests of the related securitizations are sold, with the interest only and residual interest securities retained by MMC.

     As a holder of residual interest securities, the Company is entitled to receive certain excess cash flows. These excess cash flows are calculated as the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through interest and principal to be paid to the holders of the regular securities and interest only securities, (ii) trustee fees, (iii) third-party credit enhancement and FHA insurance fees, (iv) servicing fees and
(v) estimated loan pool losses. The Company's right to receive the excess of cash flows is subject to the satisfaction of certain overcollateralization or reserve requirements which are specific to each securitization and are used as a means of credit enhancement.

     Delinquencies -- The following table sets forth the delinquency and Title I insurance claims experience of loans serviced by MMC at the dates indicated (thousands of dollars):

                                                                FEBRUARY 28,     AUGUST 31,
                                                                    1997            1996
                                                                ------------     ----------
        Delinquency period(1)
          31-60 days past due.................................        2.46%            2.17%
          61-90 days past due.................................        1.06             0.85
          91 days and over past due(2)........................        3.86             4.53
          91 days and over past due, net of claims filed(3)...        2.03             1.94
        Outstanding claims filed with HUD(4)..................        1.83             2.59
        Outstanding number of Title I insurance claims........         394              255
        Total servicing portfolio.............................    $368,368        $ 214,189
        Title I Loans serviced................................     237,633          202,766
        Amount of FHA insurance available(5)..................      23,342           21,205
        Amount of FHA insurance available as a percentage of
          Title I Loans serviced..............................        9.82%(5)        10.46%
        Losses on liquidated loans(6).........................    $     58        $      32

------------------------------------------------------------------------------

(1) Represents the dollar amount of delinquent loans as a percentage of the total dollar amount of loans serviced by MMC (including loans owned by MMC) as of the dates indicated.

(2) During the year ended August 31, 1996 and the quarter ended February 28, 1997, the processing and payment of claims filed with HUD was delayed.

(3) Represents the dollar amount of delinquent loans net of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of the total dollar amount of total loans serviced by MMC (including loans owned by MMC) as of the dates indicated.

(4) Represents the dollar amount of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of the total dollar amount of total loans serviced by MMC (including loans owned by MMC) as of the dates indicated.

(5) If all claims filed with HUD had been processed as of February 28, 1997, the amount of FHA insurance available would have been reduced to $16.9 million, which as a percentage of Title I Loans serviced would have been 7.3%.

(6) On Title I Loans, a loss is recognized upon receipt of payment of a claim or final rejection thereof. Claims paid in a period may relate to a claim filed in an earlier period. Since MMC commenced its Title I lending operations in March 1994, there has been no final rejection of a claim by the FHA. Aggregate losses on liquidated Title I Loans relates to 290 Title I insurance claims made by MMC, as servicer, since commencing operations through February 28, 1997. Losses on Title I Loans liquidated will increase as the balance of the claims are processed by HUD. MMC has received an average payment from HUD equal to 90% of the outstanding principal balance of such Title I Loans, plus appropriate interest and costs.

     Pooling and servicing agreements and sales and servicing agreements relating to MMC's securitization transactions contain provisions with respect to the maximum permitted loan delinquency rates and loan default rates, which, if exceeded, would allow the termination of MMC's right to service the related loans. At February 28, 1997, the rolling three month average annual default rate on the pool of loans sold in the March 1996 securitization transaction, which exceeded 6.5%, the permitted limit set forth in the related pooling and servicing agreement. Accordingly, this condition could result in the termination of MMC's servicing rights with respect to that pool of loans by the trustee, the master servicer or the insurance company providing credit enhancement for that transaction. Although the insurance company has indicated that it, and to its knowledge, the trustee and the master servicer have no present intention to terminate MMC's servicing rights related to that pool of loans, no assurance can be given that one or more of such parties will not exercise its right to terminate. In the event of such termination, there would be a material adverse effect on the valuation of the Company's mortgage servicing rights and the results of operations in the amount of such mortgage servicing rights ($1.2 million before tax at February 28, 1997) on the date of termination.

     The pooling and servicing agreements and sales and servicing agreements also require that certain delinquency and default rates not exceed certain thresholds. When these thresholds are exceeded, higher levels of overcollaterialization are required which can cause a delay in cash receipts to the residual interest holders, causing an adverse valuation adjustment to the residual security.

     Delinquencies of loans serviced by MMC have also decreased the amount of loan servicing income recorded during the 6 months ended February 28, 1997, as MMC's loan servicing income has been reduced by the amount of interest advanced to the owners of these loans.

     Delinquencies have increased during the six months ended February 28, 1997 from the August 31, 1996 levels. Since MMC began originating loans in 1994, an increasing level of delinquencies appear as expected on loans less than two years old. After this initial period, the level of delinquencies is not anticipated to increase. Management has transferred its entire MMC loan collection function to Atlanta, Georgia to improve efficiency and coordination of collection efforts and to ensure consistent collection strategies with borrowers. MMC's loan collection functions are organized into two areas of operations: routine collections and management of nonperforming loans. Routine collection personnel are responsible for collecting loan payments that are less than 60 days contractually past due and providing prompt and accurate responses to all customer inquiries and complaints. Borrowers are contacted on the due date for each of the first six payments in order to encourage continued prompt payment. Generally, after six months of seasoning, collection activity will commence if the loan payment has not been made within five days of the due date. Borrowers usually will be contacted by telephone at least once every five days and also by written correspondence before the loan becomes 60 days delinquent. With respect to loan payments that are less than 60 days late, routine collection personnel utilize a system of mailed notices and telephonic conferences for reminding borrowers of late payments and encouraging borrowers to bring their accounts current. Installment payment invoices and return envelopes are mailed to each borrower on a monthly basis.

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

     Nonperforming loan management personnel are responsible for collection of severely delinquent loan payments (over 60 days late), filing Title I insurance claims or initiating legal action for foreclosure and recovery. Collection and Title I insurance claim personnel are responsible for collecting delinquent loan payments and seeking to mitigate losses by providing various alternatives for further actions, including modifications, managing Title I insurance claims, and utilizing a claim management system designed to track insurance claims for Title I Loans, so that all required conditions precedent to claim perfection are met. A foreclosure coordinator will review all previous collection activity for conventional loans, evaluate the lien and equity position and obtain any additional information as necessary. Foreclosure regulations and practices and the rights of the owner in default vary from state to state, but generally procedures may be initiated if: (i) the loan is 90 days (120 days under California law) or more delinquent; (ii) a notice of default on a senior lien is received; or (iii) MMC discovers circumstances indicating potential for loss exposure.

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

     Interest only strip receivables, which were formerly named excess servicing rights, are included in mortgage related securities, and are carried at fair market value.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 1996

  MMC

     MMC originated $111.3 million of loans during the 3 months ended February 28, 1997 compared to $22.4 million of loans during the 3 months ended February 29, 1996, an increase of 397.2%. The increase is a result of the overall growth in MMC's business, including an increase in the number of active Correspondents and an increase in the number of states served. At February 28, 1997, MMC had approximately 484 active Correspondents and 467 active Dealers, compared to approximately 212 active Correspondents and 469 active Dealers at February 29, 1996. Of the $111.3 million of loans originated in the 3 months ended February 28, 1997, $89.7 million were conventional loans. MMC did not originate conventional loans during the three months ended February 29, 1996.

     Total revenues increased 156.6% to $14.7 million for the 3 months ended February 28, 1997 from $5.7 million for the 3 months ended February 29, 1996. The increase was primarily the result of the increased volume of loans originated and the gain on sale of such loans.

     Loan servicing income decreased 35.6% to $560,000 for the 3 months ended February 28, 1997 from $870,000 for the 3 months ended February 29, 1996. The decrease was primarily the result of increased amortization of excess servicing rights and mortgage servicing rights, and interest advances and reduced servicing fees related to $27.2 million in delinquencies at February 28, 1997 compared to $9 million at February 29, 1996.

     Interest income on loans held for sale and mortgage related securities, net of interest expense, increased to $526,000 during the 3 months ended February 28, 1997 from a negative $3,000 during the 3 months ended February 29, 1996. The increase was primarily the result of the increase in the average size of the portfolio of loans held for sale and the increase in the mortgage related securities portfolio to $64.5 million at February 28, 1997 from $0 at February 29, 1996.

     The provision for credit losses increased to $3.8 million for the 3 months ended February 28, 1997 from $200,000 for the 3 months ended February 29, 1996 as a result of the increased ratio of conventional loans to Title I Loans. The increase in the provision was directly related to the increase in volume and mix of loans originated in the three months ended February 28, 1997 compared to the three months ended February 29, 1996. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. As MMC increased its conventional loan originations as compared to Title I Loan originations, the provision for credit losses as a percentage of loans originated increased due to the greater risk of loss associated with conventional loans, which are not FHA insured.

     Total general and administrative expenses increased 99.2% to $5.2 million for the 3 months ended February 28, 1997 compared to $2.6 million for the 3 months ended February 29, 1996. The increase was primarily a result of increased payroll related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel as a result of the expansion of MMC's business and costs related to the opening of additional offices.

     Payroll and benefits expense increased 114% to $2.5 million for the 3 months ended February 28, 1997 from $1.2 million for the 3 months ended February 29, 1996. The number of employees increased to 277 at February 28, 1997 from 147 at February 29, 1996, due to increased staff necessary to support the business expansion and improve quality control.

     Commissions and selling expenses increased 28.9% to $651,000 for the 3 months ended February 28, 1997 from $505,000 for the 3 months ended February 29, 1996 while loan originations increased by $88.9 million to $111.3 million during the period. The sales network has now expanded to substantially all states, adding new personnel and offices to further the loan origination growth strategy.

     Professional services increased to $195,000 for the 3 months ended February 28, 1997 from $41,000 for the 3 months ended February 29, 1996 due primarily to increased audit and legal fees as MMC expands its operations.

     FHA insurance decreased 27.2% to $75,000 for the 3 months ended February 28, 1997 from $103,000 for the 3 months ended February 29, 1996 due primarily to a decrease in Title I Loan originations.

     Other general and administrative expenses increased 78.7% to $604,000 for the 3 months ended February 28, 1997 from $338,000 for the 3 months ended February 29, 1996 due primarily to added expenses related to the ongoing expansion of facilities and increased communications costs.

     Income before income taxes increased to $5.4 million for the 3 months ended February 28, 1997 from $2.6 million for the 3 months ended February 29, 1996.

     As a result of the foregoing, MMC's net income increased 116.2% to $3.4 million for the 3 months ended February 28, 1997 from $1.6 million for the 3 months ended February 29, 1996.

  PEC

     Total revenues for PEC increased 16.1% or $2.2 million to $15.8 million during the 3 months ended February 28, 1997 compared to $13.6 million for the 3 months ended February 29, 1996 primarily due to an increase in net sales of timeshares of $2.1 million as PEC continues to focus more on timeshare sales, partially offset by a decrease in net land sales of $1.3 million. Additionally, income from incidental operations, financial income, gain on sale of notes receivable, and interest income increased during the second quarter of fiscal 1997.

     Timeshare interests and land sales, net, increased to $12 million in the 3 months ended February 28, 1997 from $11.2 million in the 3 months ended February 29, 1996, or 7.1%. Gross sales of timeshare interests increased to $9.5 million in the 3 months ended February 28, 1997 from $6.4 million in the 3 months ended February 29, 1996, an increase of 47%. Net sales of timeshare interests increased to $7.6 million in the 3 months ended February 28, 1997 from $5.5 million in the 3 months ended February 29, 1996, an increase of 38.1%. The provision for cancellation represented 20.1% and 14.9% of gross sales of timeshare interests for the 3 months ended February 28, 1997 and February 29, 1996, respectively. The increase in the provision for cancellations was primarily due to an increase of cancellations during the current quarter. During the first quarter of fiscal 1997, the Aloha Bay resort in Indian Shores, Florida was completed and 81 timeshare interests in that resort were sold as of February 28, 1997.

     Gross sales of land decreased to $5.1 million in the 3 months ended February 28, 1997 from $6.6 million in the 3 months ended February 29, 1996, a decrease of 21.8%. Net sales of land decreased to $4.4 million in the 3 months ended February 28, 1997 from $5.7 million in the 3 months ended February 29, 1996, a decrease of 22.8%. The provision for cancellation represented 14.4% and 13.3% of gross sales of land for the 3 months ended February 28, 1997 and February 29, 1996, respectively. The increase in the provision for cancellation was primarily due to an increase in cancellations, resulting in a slightly higher allowance requirement for the quarter. The decrease in land sales is the result of PEC's emphasis shift, as part of its strategic plan, from sales of land to sales of timeshare interests due primarily to its diminishing inventory of land available for sale.

     Gain on sale of notes receivable increased to $441,000 from $40,000 for the 3 months ended February 28, 1997 compared to February 29, 1996 due to loan sales of $5.4 million during the second quarter of 1997 while no similar sale transactions occurred in the second quarter of 1996. There were normal post sale adjustments of $40,000 in the 1996 period.

     PEC's interest income increased slightly to $1.7 million in the 3 months ended February 28, 1997 from $1.5 million for the 3 months ended February 29, 1996 primarily due to a relatively flat interest rate environment combined with a slight increase in the average balance of notes receivable outstanding during the current quarter.

     Financial income increased to $770,000 in the 3 months ended February 28, 1997 from $225,000 in the 3 months ended February 29, 1996, an increase of 242.2%. The increase is primarily due to growth in the serviced loan portfolio.

     Revenues from incidental operations increased to $717,000 in the 3 months ended February 28, 1997 from $488,000 in the 3 months ended February 29, 1996, an increase of 46.9%, primarily due to an increase in the amount of utility fees and an increase in golf course revenues. As a result of the foregoing, total PEC revenues increased to $15.8 million during the 3 months ended February 28, 1997 from $13.6 million during the 3 months ended February 29, 1996, or 16.1%.

     Total costs and expenses increased to $16.2 million for the 3 months ended February 28, 1997 from $13.3 million for the 3 months ended February 29, 1996, an increase of 21.8%. The increase resulted primarily from an increase in commission and selling expenses to $8.4 million from $7.2 million, an increase of 16%; an increase in general and administrative costs to $3.3 million from $2.6 million, an increase of 26.9%; an increase in interest expense of $412,000 to $1.7 million, or 31%, due to a higher level of borrowings; and an increase in direct costs of timeshare interest sales to $1.2 million from $837,000, an increase of 41.9%, resulting from increased timeshare interest sales during the current quarter. PEC's selling expenses increased primarily as a result of costs relating to the establishment of new marketing programs during the first and second quarters of

1997, and strategies designed to increase sales of timeshare interests, market research costs, additional staffing, increased advertising costs, and additional sales offices. The increase in general and administrative costs is primarily due to increases in payroll related to hiring of additional administrative personnel, and maintenance fees and owners' association costs related to a higher level of unsold timeshare inventory.

     As a percentage of gross sales of timeshare interests and land, commission and selling expenses relating thereto increased to 57.3% in the 3 months ended February 28, 1997 from 55.5% in the 3 months ended February 29, 1996, and cost of sales increased to 11% in the 3 months ended February 28, 1997 from 10.7% in the 3 months ended February 29, 1996. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than from sales of land.

     Depreciation expense increased to $454,000 in the 3 months ended February 28, 1997 from $347,000 in the 3 months ended February 29, 1996, an increase of 30.8%. The increase is a result of additions made to property and equipment.

     Interest expense increased to $1.7 million in the 3 months ended February 28, 1997 from $1.3 million in the 3 months ended February 29, 1996, an increase of 31%. The increase is a result of an increased outstanding balance of notes payable from $52.7 million at February 29, 1996 to $69.7 million at February 28, 1997.

     Income before income taxes decreased to a loss of $414,000 for the 3 months ended February 28, 1997 from income of $292,000 for the three months ended February 29, 1996. As a result of the foregoing, PEC's net loss amounted to $273,000 for the 3 months ended February 28, 1997 compared to net income of $193,000 for the 3 months ended February 29, 1996.

  Company

     Net income applicable to common stock increased $2.4 million to $3.8 million for the 3 months ended February 28, 1997 from $1.4 million for the 3 months ended February 29, 1996 due principally to an increase of $1.8 million in MMC net income, a reduction of income tax expense of $1.3 million due to utilization of a NOL, offset partially by a decrease of $706,000 in PEC pre-tax income as a result of increased expenses related to the expansion of selling operations. See prior discussion for MMC and PEC.

     Total costs and expenses during the 3 months ended February 28, 1997 were $27.9 million, an increase of 64.7% over $16.9 million in the 3 months ended February 29, 1996. Commissions and selling expenses increased 16% to $8.4 million for the 3 months ended February 28, 1997 compared to $7.2 million the 3 months ended February 29, 1996 due primarily to the expansion of timeshare marketing efforts by PEC. General and administrative expenses increased 56.6% to $9.1 million for the 3 months ended February 28, 1997 compared to $5.8 million for the period ended February 29, 1996 primarily due to the expansion of the operating staff of MMC. Provision for credit losses increased $3.6 million due to the increase in the ratio of conventional loan originations by MMC compared to Title I originations. Additionally, Mego Financial incurred interest expense on amounts payable to assignors and continues to incur interest on subordinated debt. Total general and administrative expenses for Mego Financial (parent only) were primarily comprised of professional services, external financial reporting expenses, and regulatory and other public company corporate expenses.

     Based on a review of prior years' federal income tax returns, the Company has determined that an unrecognized net operating loss carry forward (NOL) exists for federal income tax purposes. The provision for federal income taxes has been reduced, due to partial utilization of a portion of this NOL. The complete analysis of the taxes is not yet complete, so the entire amount of the NOL has not yet been determined. The reduction for fiscal 1997 has been accomplished based on a portion of the NOL that has been identified. See Note 8 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO SIX MONTHS ENDED FEBRUARY 29,
1996

  MMC

     MMC originated $173.7 million of loans during the 6 months ended February 28, 1997 compared to $56.1 million of loans during the 6 months ended February 29, 1996, an increase of 209.7%. The increase is a result of the overall growth in MMC's business, including an increase in the number of active Correspondents and an increase in the number of states served. At February 28, 1997, MMC had approximately 484 active Correspondents and 467 active Dealers, compared to approximately 212 active Correspondents and 469 active Dealers at February 29, 1996. Of the $173.7 million of loans originated in the 6 months ended February 28, 1997, $120.8 million were conventional loans. MMC did not originate conventional loans during the six months ended February 29, 1996.

     Total revenues increased 96.9% to $25 million for the 6 months ended February 28, 1997 from $12.7 million for the 6 months ended February 29, 1996. The increase was primarily the result of the increased volume of loans originated and the gain on sale of such loans.

     Loan servicing income decreased 32% to $1.2 million for the 6 months ended February 28, 1997 from $1.8 million for the 6 months ended February 29, 1996. The decrease was primarily the result of increased amortization of excess servicing rights and mortgage servicing rights, and interest advances and reduced servicing fees related to $27.2 million in delinquencies at February 28, 1997 compared to $9 million at February 29, 1996.

     Interest income on loans held for sale and mortgage related securities, net of interest expense, increased 552.6% to $881,000 during the 6 months ended February 28, 1997 from $135,000 during the 6 months ended February 29, 1996. The increase was primarily the result of the increase in the average size of the portfolio of loans held for sale, and the increased mortgage related securities portfolio.

     The provision for credit losses increased to $5.5 million for the 6 months ended February 28, 1997 from $497,000 for the 6 months ended February 29, 1996. The increase in the provision was directly related to the increase in volume and mix of loans originated in the six months ended February 28, 1997 compared to the six months ended February 29, 1996 from the increased ratio of conventional loans to Title I Loans. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. As MMC increased its conventional loan originations as compared to Title I Loan originations, the provision for credit losses as a percentage of loans originated increased due to the greater risk of loss associated with conventional loans, which are not FHA insured.

     Total general and administrative expenses increased 81.5% to $9.6 million for the 6 months ended February 28, 1997 compared to $5.3 million for the 6 months ended February 29, 1996. The increase was primarily a result of increased payroll related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel as a result of the expansion of MMC's business and costs related to the opening of additional offices.

     Payroll and benefits expense increased 91.6% to $4.3 million for the 6 months ended February 28, 1997 from $2.3 million for the 6 months ended February 29, 1996. The number of employees increased to 277 at February 28, 1997 from 147 at February 29, 1996, due to increased staff necessary to support the business expansion and improve quality control.

     Commissions and selling expenses increased 21.3% to $1.2 million for the 6 months ended February 28, 1997 from $1 million for the 6 months ended February 29, 1996 while loan originations increased by $117.6 million or 209.7% to $173.7 million at February 28, 1997. The sales network expanded to substantially all states, adding new personnel and offices to further the loan origination growth strategy.

     Professional services increased 111.7% to $307,000 for the 6 months ended February 28, 1997 from $145,000 for the 6 months ended February 29, 1996 due primarily to increased audit and legal fees attributable to continued growth.

     FHA insurance decreased 16.8% to $278,000 for the 6 months ended February 28, 1997 from $334,000 for the 6 months ended February 29, 1996 due primarily to a decrease in Title I Loan originations.

     Other general and administrative expenses increased 102.6% to $1.4 million for the 6 months ended February 28, 1997 from $685,000 for the 6 months ended February 29, 1996 due primarily to increased expenses related to the ongoing expansion of facilities and increased communications costs.

     Income before income taxes increased to $9.5 million for the 6 months ended February 28, 1997 from $6.4 million for the 6 months ended February 29, 1996.

     As a result of the foregoing, MMC's net income increased 51.3% to $5.9 million for the 6 months ended February 28, 1997 from $3.9 million for the 6 months ended February 29, 1996.

  PEC

     Total revenues for PEC increased 6% or $1.7 million to $30.4 million during the 6 months ended February 28, 1997 from $28.7 million for the 6 months ended February 29, 1996 mostly due to an increase in financial income, interest income, incidental operations and gain on sale of notes receivable.

     Timeshare interests and land sales, net, decreased slightly to $22.9 million in the 6 months ended February 28, 1997 from $23 million in the 6 months ended February 29, 1996. Gross sales of timeshare interests increased to $18.9 million in the 6 months ended February 28, 1997 from $15.1 million in the 6 months ended February 29, 1996, an increase of 25%. Net sales of timeshare interests increased to $15.1 million in the 6 months ended February 28, 1997 from $12.2 million in the 6 months ended February 29, 1996, an increase of 24.1%. The provision for cancellation represented 20% and 19.4% of gross sales of timeshare interests for the 6 months ended February 28, 1997 and February 29, 1996, respectively. During the first quarter of fiscal 1997, the Aloha Bay resort in Indian Shores, Florida was completed and 81 timeshare interests in that resort were sold as of February 28, 1997.

     Gross sales of land decreased to $8.9 million in the 6 months ended February 28, 1997 from $12.8 million in the 6 months ended February 29, 1996, a decrease of 30.1%. Net sales of land decreased to $7.8 million in the 6 months ended February 28, 1997 from $10.8 million in the 6 months ended February 29, 1996, a decrease of 27.7%. The provision for cancellation represented 13% and 15.9% of gross sales of land for the 6 months ended February 28, 1997 and February 29, 1996, respectively. The decrease in the provision for cancellation for land was primarily due to a decrease in cancellations, resulting in a lower allowance requirement. The decrease in land sales is the result of PEC shifting its emphasis as part of its strategic plan from sales of land, to sales of timeshare interests due primarily to its diminishing inventory of land available for sale.

     Gain on sale of notes receivable increased to $890,000 for the 6 months ended February 28, 1997 from $471,000 in the 6 months ended February 29, 1996, an increase of 89%. The increase is due to loan sales of $10.1 million for the 6 months ended February 28, 1997 compared to loan sales of $6.7 million for the 6 months ended February 29, 1996.

     PEC's interest income increased slightly to $3.3 million in the 6 months ended February 28, 1997 from $3 million for the 6 months ended February 29, 1996 primarily due to a relatively flat interest rate environment combined with a slight increase in the average balance of notes receivable outstanding.

     Financial income increased to $1.3 million in the 6 months ended February 28, 1997 from $692,000 in the 6 months ended February 29, 1996, an increase of 92.1%. The increase is primarily due to increased loan volume in the serviced loan portfolio.

     Revenues from incidental operations increased slightly to $1.4 million in the 6 months ended February 28, 1997 from $1.2 million in the 6 months ended February 29, 1996, an increase of 17.1%, primarily due to the increased amount of utility fees and an increase in golf course revenues. As a result of the foregoing, total PEC revenues increased to $30.4 million during the 6 months ended February 28, 1997 from $28.7 million during the 6 months ended February 29, 1996.

     Total costs and expenses increased to $31.7 million for the 6 months ended February 28, 1997 from $26.9 million for the 6 months ended February 29, 1996, an increase of 17.9%. The increase resulted primarily from an increase in commission and selling expenses to $16.1 million from $14.5 million, an increase of 10.5%; an increase in general and administrative costs to $6.6 million from $5.1 million, an increase of 29%; and an increase in interest expense to $3.5 million from $2.5 million, an increase of 37.7%. PEC's selling expenses increased primarily as a result of costs relating to the establishment of new marketing programs and strategies designed to increase sales of timeshare interests, market research costs, additional staffing, increased advertising costs, and additional sales offices. The increase in general and administrative costs is primarily due to increases in payroll related to hiring of additional administrative personnel, and maintenance fees and owners' association costs related to a higher level of unsold timeshare inventory.

     As a percentage of gross sales of timeshare interests and land, commission and selling expenses relating thereto increased to 57.6% in the 6 months ended February 28, 1997 from 52% in the 6 months ended February 29, 1996, and cost of sales increased to 11.7% in the 6 months ended February 28, 1997 from 10.4% in the 6 months ended February 29, 1996. Sales prices of timeshare interests are typically lower than those of land while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than from sales of land.

     Depreciation expense increased to $933,000 in the 6 months ended February 28, 1997 from $701,000 in the 6 months ended February 29, 1996, an increase of 33.1%. The increase is a result of the additions made to property and equipment.

     Interest expense increased to $3.5 million in the 6 months ended February 28, 1997 from $2.5 million in the 6 months ended February 29, 1996, an increase of 37.7%. The increase is a result of an increased outstanding balance of notes payable from $52.7 million at February 29, 1996 to $69.7 million at February 28, 1997.

     Income before income taxes decreased to a loss of $1.3 million for the 6 months ended February 28, 1997 from income of $1.8 million for the 6 months ended February 29, 1996.

     As a result of the foregoing, PEC's net loss amounted to $856,000 for the 6 months ended February 28, 1997 compared to net income of $1.2 million for the 6 months ended February 29, 1996.

  Company

     Net income applicable to common stock increased $811,000 to $4.9 million in the 6 months ended February 28, 1997 from $4.1 million in the 6 months ended February 29, 1996 due to a decrease in the federal tax provision for Mego Financial. See prior discussion for MMC and PEC and Note 8 of Notes to Consolidated Financial Statements.

     Total costs and expenses during the 6 months ended February 28, 1997 were $50.6 million, an increase of 46.7% over $34.5 million in the 6 months ended February 29, 1996. Commissions and selling expenses increased 10.5% to $16.1 million for the 6 months ended February 28, 1997 from $14.5 million in the 6 months ended February 29, 1996 due primarily to the expansion of timeshare marketing efforts by PEC. General and administrative expenses increased 45.5% to $16.7 million for the 6 months ended February 28, 1997, compared to $11.5 million for the 6 months ending February 29, 1996 primarily due to the expansion of the operating staff of MMC. Additionally, Mego Financial incurred interest expense on amounts payable to assignors and continues to incur interest on subordinated debt. Total general and administrative expenses for Mego Financial (parent only) were primarily comprised of professional services, external financial reporting expenses, regulatory and other public company corporate expenses.

     Based on a review of prior years' federal income tax returns, the Company has determined that a NOL exists for federal income tax purposes. The provision for federal income taxes has been reduced, due to partial utilization of a portion of this NOL. The complete analysis of the taxes is not yet completed, so the entire amount of the NOL has not yet been determined. The reduction for fiscal 1997 has been accomplished based on a portion of the NOL that has been identified. See Note 8 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents for the Company was $19.2 million at February 28, 1997 compared to $3.2 million at August 31, 1996. The increase was primarily due to proceeds received from the common stock and debt offerings of MMC. The Company's principal cash requirements relate to loan originations, the acquisition of timeshare properties and land, and the payment of commissions and selling expenses in connection with timeshare and land sales. MMC and PEC each require continued access to sources of debt financing and sales in the secondary market of loans and receivables, respectively.

  MMC -- Negative Cash Flow

     As a result of the substantial growth in loan originations, MMC has operated since March 1994, and expects to continue to operate for the foreseeable future, on a negative operating cash flow basis. During the 6 months ended February 28, 1997, MMC operated on a negative operating cash flow basis due primarily to an increase in loans originated and sold, using $28.4 million in operations that was funded primarily from borrowings and the proceeds of its stock and debt public offerings. In connection with whole loan sales and securitizations, MMC recognizes a gain on sale of the loans upon the closing of the transaction and the delivery of the loans, but does not receive the cash representing such gain until it receives the excess servicing spread, which is payable over the actual life of the loans sold. MMC incurs significant expenses in connection with securitizations and incurs tax liabilities as a result of the gain on sale. MMC must maintain external sources of cash to fund its operations and pay its taxes and therefore must maintain warehouse lines of credit and other external funding sources. If the capital sources of MMC were to decrease, the rate of growth of MMC would be negatively affected.

     In November 1996, MMC issued 2,300,000 shares of its common stock in an underwritten public offering at $10.00 per share. As a result of this transaction, the Company's ownership in MMC declined from 100% at August 31, 1996 to 81.3%. The Company continues to have voting control on all matters submitted to stockholders of MMC, including the election of directors and approval of extraordinary corporate transactions. Concurrently with the common stock offering, MMC issued $40 million of 12.5% Senior Subordinated Notes due in 2001 in an underwritten public offering. MMC used approximately $13.9 million of the aggregate net proceeds received from the offerings to repay amounts due to Mego Financial and an affiliate and approximately $21.5 million to reduce the amounts outstanding under MMC's warehouse and revolving lines of credit. The revolving line of credit has been repaid. Additionally, MMC repaid $3 million under a repurchase agreement. Funds of $2.7 million received by Mego Financial and PEC are being used in their respective operations and by MMC to provide capital to originate and securitize loans.

     The pooling and servicing agreements and sale and servicing agreements relating to MMC's securitizations require MMC to build over-collateralization levels through retention within each securitization trust of excess servicing distributions and application thereof to reduce the principal balances of the senior interests issued by the related trust or cover interest shortfalls. This retention causes the aggregate principal amount of the loans in the related pool to exceed the aggregate principal balance of the outstanding investor certificates. Such over-collateralization amounts serve as credit enhancement for the related trust and therefore are available to absorb losses realized on loans held by such trust. MMC continues to be subject to the risks of default and foreclosure following the sale of loans through securitizations to the extent excess servicing distributions are required to be retained or applied to reduce principal or cover interest shortfalls from time to time. Such retained amounts are predetermined by the entity insuring the related senior interests and are a condition to obtaining insurance and an AAA/Aaa rating thereon. In addition, such retention delays cash distributions that otherwise would flow to MMC through its retained interests, thereby adversely affecting the flow of cash to MMC.

     MMC's cash requirements arise from loan originations, payments of operating and interest expenses and deposits to reserve accounts related to loan sale transactions. Loan originations are initially funded principally through MMC's $20 million warehouse line of credit pending the sale of loans in the secondary market. Substantially all of the loans originated by MMC are sold. Net cash used in MMC's operating activities was funded primarily from the reinvestment of proceeds from the sale of loans in the secondary market totaling approximately $167.4 million for the 6 months ended February 28, 1997. The loan sale transactions required the subordination of certain cash flows payable to MMC to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to MMC from the excess interest spread is required to be maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified percentage of the principal balances of the sold loans is accumulated therein.

     Excess interest spread payable to MMC is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections of interest from borrowers who default on the payments on the loans until MMC's deposits into the reserve account equal the specified percentage. The excess interest required to be deposited and maintained in the respective reserve accounts is not available to support the cash flow requirements of MMC. At February 28, 1997, amounts on deposit in such reserve accounts totaled $5.6 million.

     Adequate credit facilities and other sources of funding, including the ability of MMC to sell loans in the secondary market, are essential for the continuation of MMC's loan origination operations. At February 28, 1997, MMC had a $20 million warehouse line of credit (warehouse line) for the financing of loan originations which expires in August 1997. MMC is presently negotiating a $60 million warehouse line from 3 banking institutions to replace this existing warehouse line. There is no assurance that the proposed warehouse line will be obtained. At February 28, 1997, $9.3 million was outstanding under the warehouse line and $10.7 million was available due to the repayment of the outstanding balance from the proceeds of the MMC common stock and debt offerings. The warehouse line bears interest at the prime rate plus 1% per year and is secured by loans prior to sale. The agreement with the lender requires MMC to maintain a minimum tangible net worth of $12.5 million plus any issuance of capital stock or other capital instruments since August 31, 1995, plus 50% of MMC's cumulative net income after May 1, 1996, and a minimum level of profitability of at least $500,000 per rolling 6 month period. At February 28, 1997, MMC's minimum tangible net worth requirement was $37.1 million and its tangible net worth was $44.2 million. While MMC believes that it will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all.

     MMC also sells loans through whole loan sales. MMC has entered into agreements with 3 financial institutions to which an aggregate of $397.3 million in principal amount of loans had been sold at February 28, 1997, for an amount equal to their remaining principal balances and accrued interest. Pursuant to the agreements, the purchasers are entitled to receive interest at various rates. MMC retained the right to service the loans and the right to receive the difference (excess interest) between the sold loans' stated interest rate and the yield to the purchasers. MMC is required to maintain reserve accounts ranging from 1% to 2% of the declining principal balance of the loans sold pursuant to the agreement funded from the excess interest received by MMC, less its servicing fee, to fund shortfalls in collections from borrowers who default in the payment of principal or interest.

     In November 1996, MMC entered into an agreement with a financial institution, providing for the purchase of up to $2 billion of loans over a 5 year period. Pursuant to the agreement, Mego Financial issued to the financial institution four-year warrants to purchase 1,000,000 shares of Mego Financial's common stock at an exercise price of $7.125 per share. The agreement also provides (i) that so long as the aggregate principal balance of loans purchased by the financial institution and not resold to third parties exceeds $100 million, the financial institution shall not be obligated to purchase, and MMC shall not be obligated to sell, loans under the agreement and (ii) that the percentage of conventional loans owned by the financial institution at any one-time and acquired pursuant to the agreement, shall not exceed 65% of the total amount of loans owned by the financial institution at such time and acquired pursuant to the agreement which provision has been waived from time to time. The value of the warrants of $3 million (0.15% of the commitment amount) as of the commitment date, was charged to MMC and is being amortized as the commitment for the purchase of loans is utilized. At February 28, 1997, $1.8 billion remained available to be sold under the commitment. These warrants were recorded as additional paid-in capital of the Company. The financial institution has also agreed to provide MMC a separate one-year facility of up to $11 million for the financing of the interest only and residual certificates from securitizations.

     During the 6 months ended February 28, 1997 and February 29, 1996, MMC used net cash of $28.4 million and $6.9 million, respectively, in operating activities. During the 6 months ended February 28, 1997 and February 29, 1996, MMC used net cash of $1.2 million and $468,000, respectively, in investing activities, which was substantially expended for office equipment and furnishings and data processing equipment. During the 6 months ended February 28, 1997 MMC provided net cash of $43.9 million from financing activities, primarily due to the issuance of subordinated debt and common stock, compared to $7.7 million during the 6 months ended February 29, 1996.

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

     At February 28, 1997, PEC had arrangements with 4 institutional lenders in 5 agreements for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for 5 lines of credit of up to an aggregate of $109.5 million. such lines of credit are secured by timeshare and land receivables and mortgages. At February 28, 1997, an aggregate of $65.8 million was outstanding under such lines of credit, and $43.7 million was available for borrowing. At February 28, 1997 and August 31, 1996, $65.8 million and $65.9 million, respectively, had been borrowed under these lines. Under the terms of these lines of credit, PEC may borrow up to a range of 75% to 85% of the balances of the pledged timeshare and land receivables. Summarized lines of credit information and accompanying notes relating to these five lines of credit outstanding at February 28, 1997, consist of the following (thousands of dollars):

 BORROWING
 AMOUNT AT
 FEBRUARY        MAXIMUM
    28,         BORROWING            REVOLVING
   1997           AMOUNT        EXPIRATION DATE(D)          MATURITY DATE        INTEREST RATE
-----------     ----------     ---------------------     -------------------     -------------
  $48,648        $ 57,000      (a) April 15, 1997        September 22, 2003      Prime + 2.25%
    4,382          15,000      (b) May 30, 1998          June 1, 2002            Prime +  2.0%
    5,946          15,000      (c) June 27, 1998         June 27, 2005           LIBOR + 4.25%
    3,404          15,000      (c) February 6, 1998      August 6, 2005          LIBOR + 4.25%
    3,459           7,500      (b) April 30, 1998        May 31, 2002            Prime +  2.0%

          (a) Restrictions include PEC's requirement to maintain a tangible net worth of at least $25 million during the borrowing term. Thereafter this requirement is permitted to decrease to $15 million depending on the loan balance. A commitment letter was signed in March 1997 to increase the credit line to $75 million, reduce the rate to prime plus 2%, and extend the revolving expiration date to May 1, 2001 or 36 months after the first advance, whichever is sooner.

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

     Set forth below is a schedule of the cash shortfall arising from recognized and unrecognized sales for PEC for the periods indicated (thousands of dollars):

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             -----------------------------     -----------------------------
                                             FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                                 1997             1996             1997             1996
                                             ------------     ------------     ------------     ------------
Commissions and selling expenses
  attributable to recognized and
  unrecognized sales.......................    $  8,371         $  6,706         $ 16,412         $ 13,557
Less: Down payments........................      (3,227)          (2,676)          (6,742)          (6,172)
                                                -------          -------          -------          -------
Cash shortfall.............................    $  5,144         $  4,030         $  9,670         $  7,385
                                                =======          =======          =======          =======

     During the 3 months ended February 28, 1997, PEC sold notes receivable of $5.4 million to a financial institution from which $4.5 million of the proceeds were used to pay down debt . The receivables which have interest rates of 12.9% were sold to yield a return of 9% to the purchasers, with any excess interest payable to PEC from the obligors.

     At February 28, 1997, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $72.6 million. PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or otherwise subject to replacement or repurchase. The repurchase provisions provide for substitution of receivables as recourse for $70.6 million of sold notes receivable and cash payments for repurchase relating to $2 million of sold notes receivable. At February 28, 1997, the undiscounted amount of the recourse obligations on such notes receivable were $11.9 million. PEC periodically reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality.

     During the 6 months ended February 28, 1997 and February 29, 1996, PEC used net cash of $335,000 and $3.2 million, respectively in operating activities. During the 6 months ended February 28, 1997 and February 29, 1996, PEC provided net cash of $924,000 and used net cash of $7.3 million, respectively, in investing activities. During the 6 months ended February 28, 1997 and February 29, 1996, PEC used net cash of $1 million and provided net cash of $9.4 million, respectively from financing activities.

  Company -- Liquidity

     At January 31, 1995, when accrual of payments to assignors ceased, $13.3 million was payable to the assignors. On March 2, 1995, the assignors agreed to defer payment of $10 million (subordinated debt) of the amounts due to them pursuant to an amendment to the Assignment and Assumption Agreement providing for the subordination of such amounts to payment of debt for money borrowed by the Company or obligations of the Company's subsidiaries guaranteed by the Company. In January 1997, the outstanding balance of payable to assignors of $2.6 million (including interest of $45,000) was paid in full. Additionally, effective March 1, 1997, the assignors received the first of 7 equal semi-annual payments of $1,429,000 plus interest related to the repayment of the subordinated debt. These payments are collateralized by a pledge of PEC's outstanding stock. Interest of $218,000 was paid during the first half of fiscal 1997 related to payable to assignors and interest on subordinated debt of $500,000 was paid during the first half of fiscal 1997.

     During the 6 months ended February 28, 1997 and February 29, 1996, the Company used cash of $31.2 million and $9.5 million, respectively, in operating activities. During the 6 months ended February 28, 1997 and February 29, 1996, the Company used cash of $5.1 million and $2.9 million, respectively, in investing activities. During the 6 months ended February 28, 1997 and February 29, 1996, the Company provided cash of $52.3 million and $10.1 million, respectively, from financing activities, which was substantially from the MMC stock and debt offerings during the 1997 time period.

     The Company believes that its capital requirements will be met from the recent stock and debt offering proceeds, cash balances, internally generated cash, existing lines of credit, sales and securitizations of loans, and the modification, replacement or addition to its credit lines.

     The components of the Company's debt, including lines of credit consist of the following (thousands of dollars):

                                                                FEBRUARY 28,     AUGUST 31,
                                                                    1997            1996
                                                                ------------     ----------
        Notes collateralized by receivables....................   $ 38,369        $ 41,568
        Mortgages collateralized by real estate properties.....     29,793          31,078
        Notes collateralized by excess servicing rights and
          mortgage related securities..........................         --          10,000
        Installment contracts and other notes payable..........     12,503           1,803
                                                                   -------         -------
             Total.............................................   $ 80,665        $ 84,449
                                                                   =======         =======

FINANCIAL CONDITION

February 28, 1997 compared to August 31, 1996

     Cash and cash equivalents increased 502.3% to $19.2 million at February 28, 1997 from $3.2 million at August 31, 1996, primarily as a result of the use of proceeds from the MMC common stock and debt offerings to acquire short term investments after repayment of debt.

     Restricted cash deposits increased 11.2% to $7.4 million at February 28, 1997 from $6.7 million at August 31, 1996 primarily due to an increase in the level of securitizations.

     Notes receivable, net, increased 21.4% to $49.2 million at February 28, 1997 from $40.5 million at August 31, 1996 primarily as a result of MMC loan originations increasing and the timing of loan sales.

     The Company provides an allowance for cancellation and credit losses, in an amount which in the Company's judgment will be adequate to absorb losses on notes receivable and loans after FHA insurance recoveries on the loans, that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, and current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. Changes in the allowance for cancellation and credit losses for notes receivable for the three and six months ended February 28, 1997 consist of the following (thousands of dollars):

        Balance at November 30, 1996.......................................  $27,114
        Provisions for credit losses and cancellations.....................    3,805
        Amounts charged to allowance for cancellations.....................   (4,811)
                                                                             -------
                  Balance at February 28, 1997.............................  $26,108
                                                                             =======
        Balance at August 31, 1996.........................................  $26,253
        Provisions for credit losses and cancellations.....................    5,516
        Amounts charged to allowance for cancellations.....................   (5,661)
                                                                             -------
                  Balance at February 28, 1997.............................  $26,108
                                                                             =======
        Allowance for cancellations and credit losses excluding valuation discount.........................................................  $14,018
        Future estimated contingency for notes receivable sold with
          recourse and valuation discount..................................   12,090

                  Total....................................................  $26,108
                                                                             =======

     Excess servicing rights decreased to $0 at February 28, 1997 from $14.3 million at August 31, 1996 due to the implementation of SFAS 125, which requires the reclassification of excess servicing rights as mortgage related securities which are carried at fair market value. The excess cash flow created through securitization which had been recognized as excess servicing rights on loans reacquired and securitized are included in the cost basis of the mortgage related securities. Mortgage related securities were $67.1 million at February 28, 1997 and $22.9 million at August 31, 1996. The increase is due to the increased value of loans originated and securitized and the reclassification of excess servicing rights. See Note 6 of Notes to Consolidated Financial Statements.

     Mortgage servicing rights increased 51.7% to $5.8 million at February 28, 1997 from $3.8 million at August 31, 1996 as a result of additional sales of loans and the resulting increase in sales of loans serviced to $167.4 million during the first half of fiscal 1997 from $56.4 million during the first half of fiscal 1996.

     Property and equipment, net, increased 20% to $24.3 million at February 28, 1997 from $20.3 million at August 31, 1996 due to increased purchases of office equipment related to facility expansion and building, water, and sewer improvements.

     Notes and contracts payable decreased 4.5% to $80.7 million at February 28, 1997 from $84.4 million at August 31, 1996 due to the paydown of debt from the proceeds from the MMC stock and debt offerings.

     Accounts payable and accrued liabilities increased to $24.3 million at February 28, 1997 from $19.7 million at August 31, 1996 primarily as a result of the timing of accruals and payments.

     Future estimated contingency for notes receivable sold with recourse increased 29.6% to $12.1 million at February 28, 1997 from $9.3 million at August 31, 1996. Loans sold with recourse which were reacquired and included in the 1996 securitizations decreased the amount needed for this allowance while increased loan sales increased the allowance requirements. Recourse to the Company on sales of loans is limited to sales made by PEC and is governed by the agreements between the purchasers and the Company. Mego Financial is a guarantor of PEC's recourse obligations. Recourse on some of the whole loan sales made by MMC is limited to the future excess spread MMC will receive. The allowance for credit losses on loans sold with recourse represents the Company's estimate of its probable future credit losses to be incurred over the lives of the loans considering estimated future FHA insurance recoveries on Title I Loans. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations, as the Company has no recourse obligation, other than for customary representations and warranties, under those securitization agreements. Estimated credit losses on loans sold through securitizations are considered in MMC's valuation of its residual interest securities.

     Income taxes payable increased 52.7% to $16.8 million at February 28, 1997 from $11 million at August 31, 1996 due to taxable income for the period and taxes on the sale of MMC stock. See Note 4 of Notes to Consolidated Financial Statements for further discussion. Based on a review of the prior years' federal income tax returns, the Company has determined that an unrecognized net operating loss carry forward (NOL) exists for federal income tax purposes. The provision for federal income taxes has been reduced, due to partial utilization of a portion of this NOL. The complete analysis of the taxes is not yet complete, so the entire amount of the NOL has not yet been determined. The reduction for fiscal 1997 has been accomplished based on a portion of the NOL that has been identified. See Note 8 of Notes to Consolidated Financial Statements.

     Stockholders' equity increased 63.6% to $42.3 million at February 28, 1997 from $25.9 million at August 31, 1996 as a result of the sale of MMC stock, the issuance of a warrant, valued at $3 million for the purchase of 1 million shares of Mego Financial common stock, the exercise of warrants to purchase 300,000 shares of Mego common stock for an exercise price of $360,000, and net income applicable to common stock of $5 million during the 6 months ended February 28, 1997. In February 1997, warrants outstanding to purchase 300,000 shares of the Company's common stock at an exercise price of $1.20 per share were exercised in full for $360,000 and 300,000 shares of the Company's common stock was subsequently issued in March 1997.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events, including the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for home improvement and debt consolidation loans; decline in demand for timeshare interests; increases in the level of delinquencies on the Company's loans and receivables; the effect of general economic conditions generally and specifically changes in interest rates; the effect of competition; the Company's dependence on the ability to sell its loans and receivables; and the regulation of the Company by federal, state and local regulatory authorities. Actual events or results may differ as a result of these and other factors.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On December 26, 1996, in the matter of "In re Mego Financial Corp. Securities Litigation," Master File No. CV-9-95-01082-LDG (RLH), in the United States District court for the District of Nevada (the "Court"), which matter was described in the Company's Form 10-K for the fiscal year ended August 31, 1996 (the "1996 10-K"), Michael Nadler ("Nadler") filed a purported class action complaint against the Company, certain of the Company's officers and directors, and the Company's independent auditors. On January 2, 1997, Nadler withdrew his "Class Member's Motion to be Included as a Class Representative," which had been pending. On January 9, 1997, Nadler filed a "Plaintiff's Motion for Relief from Certain Portions of Pre-Trial Order No. 1 Entered in Related Litigation." The Company opposed that motion. On February 13, 1997, defendants moved to dismiss Nadler's complaint. On March 13, 1997, Nadler filed a "Motion for the Filing of a Consolidated Complaint and a Class Certification Motion, the Holding of a Pretrial Conference and the Suspension of Briefing on Defendants' Motions to Dismiss." The Company opposed that motion. On March 31, 1997 the Court denied Nadler's motion to be included as a putative class representative and denied, without prejudice to refiling after either the filing of a consolidated complaint or a ruling on Nadler's motion for the filing of a consolidated complaint, Nadler's motion for relief from certain portions of Pretrial Order No. 1, Nadler's motion to consolidate and defendants' motions to dismiss Nadler's complaint. The Company believes that it has substantial defenses to the Nadler complaint; however, the Company presently cannot predict the outcome of this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBIT
        NUMBER                                    DESCRIPTION
        ------     --------------------------------------------------------------------------
        10.103     Subdivision Improvement Agreement dated March 7, 1995 between Preferred
                   Equities Corporation and the Board of County Commissioners of the County
                   of Nye, State of Nevada.
        10.104     Subdivision Improvement Agreement dated February 20, 1996 between
                   Preferred Equities Corporation and the Board of County Commissioners of
                   the County of Nye, State of Nevada.
        10.105     Subdivision Improvement Agreement dated February 20, 1996 between
                   Preferred Equities Corporation and the Board of County Commissioners of
                   the County of Nye, State of Nevada.
        10.106     Subdivision Improvement Agreement dated December 17, 1996 between
                   Preferred Equities Corporation and the Board of County Commissioners of
                   the County of Nye, State of Nevada.
        10.107     Subdivision Improvement Agreement dated December 17, 1996 between
                   Preferred Equities and the Board of County Commissioners of the County of
                   Nye, State of Nevada.
        10.108     Subdivision Improvement Agreement dated December 17, 1996 between
                   Preferred Equities Corporation and the Board of County Commissioners of
                   the County of Nye, State of Nevada.
        10.109     Subdivision Improvement Agreement dated December 17, 1996 between
                   Preferred Equities Corporation and the Board of County Commissioners of
                   the County of Nye, State of Nevada.
        10.110     Subdivision Improvement Agreement dated December 17, 1996 between
                   Preferred Equities Corporation and the Board of County Commissioners of
                   the County of Nye, State of Nevada.
        10.111     Commitment letter between Preferred Equities Corporation and Finova
                   Capital Corporation dated March 3, 1997.
        10.112     Employment Agreement between Mego Financial Corp. and Irving J. Steinberg.
        27.1       Financial Data Schedule (for SEC use only).

---------------

No reports on Form 8-K were filed during the period.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MEGO FINANCIAL CORP.

                                          By:      /s/ HERBERT B. HIRSCH
                                          --------------------------------------
                                          Herbert B. Hirsch
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer
Date: April 14, 1997