Form 10-Q
period 1997-05-31
MEGO FINANCIAL CORP
filed 1997-07-15
CIK 736035

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: MAY 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         COMMISSION FILE NUMBER: 1-8645

                            ------------------------

                              MEGO FINANCIAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEW YORK                                     13-5629885
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                  4310 PARADISE ROAD, LAS VEGAS, NEVADA 89109
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

     As of July 7, 1997, there were 18,733,121 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

================================================================================

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition at
              May 31, 1997 and August 31, 1996 (Unaudited)...........................      1

              Consolidated Statements of Operations for the Three and Nine Months
              Ended May 31, 1997 and May 31, 1996 (Unaudited)........................      2

              Consolidated Statements of Stockholders' Equity for the Nine Months
              Ended May 31, 1997 (Unaudited).........................................      3

              Consolidated Statements of Cash Flows for the Nine Months Ended May 31,
              1997 and May 31, 1996 (Unaudited)......................................      4

              Notes to Consolidated Financial Statements.............................      5

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..............................................     10

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings......................................................     31

Item 6.       Exhibits and Reports on Form 8-K.......................................     32

SIGNATURE............................................................................     33

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (thousands of dollars, except per share amounts)
                                  (unaudited)

                                                                        MAY 31,      AUGUST 31,
                                                                          1997          1996
                                                                        --------     ----------
ASSETS
Cash and cash equivalents.............................................  $  8,363      $  3,185
Restricted cash.......................................................     7,857         6,657
Notes receivable, net of allowances for cancellations, valuation
  discounts, and credit losses of $10,288 and $12,059.................    64,407        45,220
Mortgage related securities, at fair value............................    94,298        22,944
Excess servicing rights...............................................        --        14,268
Mortgage servicing rights.............................................     7,751         3,827
Timeshare interests held for sale.....................................    34,604        33,691
Land and improvements inventory.......................................     2,218         2,185
Other investments.....................................................     1,931         1,972
Property and equipment, net of accumulated depreciation of $15,253 and
  $13,550.............................................................    25,295        20,262
Deferred selling costs................................................     2,946         2,901
Prepaid debt expenses.................................................     3,830         1,003
Prepaid commitment fee................................................     2,637            --
Other assets..........................................................     8,917         7,482
                                                                        --------      --------
          TOTAL ASSETS................................................  $265,054      $165,597
                                                                        ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes and contracts payable.........................................  $ 99,027      $ 84,449
  Accounts payable and accrued liabilities............................    26,477        19,662
  Payable to assignors................................................        --         2,579
  Future estimated contingency for notes receivable sold with
     recourse.........................................................    15,605         9,332
  Deposits............................................................     2,474         2,971
  Negative goodwill...................................................        61            82
  Income taxes payable................................................    16,677        10,980
                                                                        --------      --------
          Total liabilities before minority interest, subordinated
            debt and redeemable preferred stock.......................   160,321       130,055
                                                                        --------      --------
Minority interest of consolidated subsidiary..........................     9,066            --
                                                                        --------      --------
Subordinated debt.....................................................    48,269         9,691
                                                                        --------      --------
Redeemable preferred stock, Series A, 12% cumulative preferred stock,
  $.01 par value, $10 redemption value, 0 shares issued and
  outstanding at May 31, 1997 and August 31, 1996.....................        --            --
                                                                        --------      --------
Stockholders' equity:
  Preferred stock, $.01 par value (authorized -- 5,000,000 shares)....        --            --
  Common stock, $.01 par value (authorized -- 50,000,000 shares;
     issued and outstanding -- 18,733,121 at May 31, 1997 and
     18,433,121 at August 31, 1996)...................................       187           184
  Additional paid-in capital..........................................    17,974         6,504
  Retained earnings...................................................    29,237        19,163
                                                                        --------      --------
          Total stockholders' equity..................................    47,398        25,851
                                                                        --------      --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $265,054      $165,597
                                                                        ========      ========

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                                  (unaudited)

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        MAY 31,                   MAY 31,
                                              -------------------------   -------------------------
                                                 1997          1996          1997          1996
                                              -----------   -----------   -----------   -----------
REVENUES:
  Timeshare interest sales, net.............  $     8,466   $     7,965   $    23,595   $    20,159
  Land sales, net...........................        4,736         4,484        12,510        15,242
  Gain on sale of notes receivable..........       16,707         1,205        37,626        12,486
  Net unrealized gain on mortgage related
     securities.............................        2,305         2,182         5,213         2,182
  Interest income...........................        4,852         2,436        11,280         5,627
  Financial income..........................          929         1,755         2,799         4,208
  Amortization of negative goodwill.........            7            18            21            53
  Incidental operations.....................          881         1,115         2,324         2,347
  Other.....................................          995           774         2,575         2,023
                                              -----------   -----------   -----------   -----------
          Total revenues....................       39,878        21,934        97,943        64,327
                                              -----------   -----------   -----------   -----------
COSTS AND EXPENSES:
  Direct cost of:
     Timeshare interest sales...............        1,354         1,001         3,866         2,852
     Land sales.............................          392           446         1,126         1,491
     Incidental operations..................          719           550         2,127         1,670
  Commissions and selling...................        8,901         7,601        24,952        22,133
  Depreciation and amortization.............          642           597         1,871         1,672
  Provision for credit losses...............        7,085           318        12,601           815
  Interest expense..........................        3,980         3,088        10,493         6,012
  General and administrative................       10,344         8,257        28,119        20,740
                                              -----------   -----------   -----------   -----------
          Total costs and expenses..........       33,417        21,858        85,155        57,385
                                              -----------   -----------   -----------   -----------
INCOME BEFORE INCOME TAXES AND MINORITY
  INTEREST..................................        6,461            76        12,788         6,942
INCOME TAXES (BENEFIT)......................          535          (230)        1,221         2,360
MINORITY INTEREST...........................          799            --         1,493            --
                                              -----------   -----------   -----------   -----------
NET INCOME..................................        5,127           306        10,074         4,582
CUMULATIVE PREFERRED STOCK DIVIDENDS........           --            40            --           180
                                              -----------   -----------   -----------   -----------
NET INCOME APPLICABLE TO COMMON STOCK.......  $     5,127   $       266   $    10,074   $     4,402
                                              ===========   ===========   ===========   ===========
EARNINGS PER COMMON SHARE:
  Primary:
     Net income.............................  $      0.27   $      0.01   $      0.52   $      0.24
                                              ===========   ===========   ===========   ===========
     Weighted-average number of common
       shares and common share equivalents
       outstanding..........................   19,299,365    18,087,556    19,497,659    18,087,556
                                              ===========   ===========   ===========   ===========
  Fully Diluted:
     Net income.............................  $      0.27   $      0.01   $      0.52   $      0.23
                                              ===========   ===========   ===========   ===========
     Weighted-average number of common
       shares and common share equivalents
       outstanding..........................   19,310,198    19,484,667    19,497,659    19,484,667
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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (thousands of dollars, except per share amounts)
                                  (unaudited)

                                                  COMMON STOCK
                                                 $.01 PAR VALUE      ADDITIONAL
                                               -------------------    PAID-IN     RETAINED
                                                 SHARES     AMOUNT    CAPITAL     EARNINGS    TOTAL
                                               ----------   ------   ----------   --------   -------
Balance at August 31, 1996...................  18,433,121    $184     $  6,504    $19,163    $25,851

Gain on sale of stock of subsidiary, net of
  income taxes of $4,972.....................          --      --        8,113         --      8,113

Issuance of warrants in connection with
  commitment received........................          --      --        3,000         --      3,000

Issuance of common stock in connection with
  the exercise of common stock warrants......     300,000       3          357         --        360

Net income for the nine months ended May 31,
  1997.......................................          --      --           --     10,074     10,074
                                               ----------    ----      -------    -------    -------

Balance at May 31, 1997......................  18,733,121    $187     $ 17,974    $29,237    $47,398
                                               ==========    ====      =======    =======    =======

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                  (unaudited)

                                                                                    NINE MONTHS ENDED
                                                                                         MAY 31,
                                                                                 -----------------------
                                                                                   1997          1996
                                                                                 ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................................  $  10,074     $   4,582
                                                                                 ---------     ---------
  Adjustments to reconcile net income to net cash used in operating activities:
    Undistributed minority interest............................................      1,493            --
    Amortization of negative goodwill..........................................        (21)          (42)
    Charges to allowances for credit losses and cancellations..................     (7,677)       (6,039)
    Provisions for credit losses and cancellations.............................     20,292         7,800
    Cost of sales..............................................................      4,992         4,343
    Depreciation and amortization expense......................................      1,871         1,312
    Additions to excess servicing rights.......................................         --       (16,076)
    Amortization of excess servicing rights....................................         --         3,500
    Accretion of residual interest on mortgage related securities..............     (2,684)          (23)
    Net unrealized gain on mortgage related securities.........................     (5,213)       (2,182)
    Additions to mortgage related securities...................................    (51,267)           --
    Payments on mortgage related securities....................................        815           442
    Amortization of mortgage related securities................................      1,177            --
    Additions to mortgage servicing rights.....................................     (5,538)       (2,007)
    Amortization of mortgage servicing rights..................................        976           345
    Loan originations and additions to notes receivable........................   (387,921)     (125,210)
    Payments on notes receivable...............................................     23,466        17,608
    Proceeds from sale of notes receivable.....................................    346,716        95,403
    Purchase of land and timeshare interests...................................     (5,938)      (14,451)
    Changes in operating assets and liabilities:
      Decrease (increase) in restricted cash...................................     (1,200)        2,172
      Increase in other assets.................................................    (13,322)         (381)
      Decrease (increase) in deferred selling costs............................        (45)          788
      Increase in accounts payable and accrued liabilities.....................      6,665         3,110
      Decrease in deposits.....................................................       (497)       (1,678)
      Increase in income taxes payable.........................................      5,697         3,150
                                                                                 ---------     ---------
         Total adjustments.....................................................    (67,163)      (28,116)
                                                                                 ---------     ---------
             Net cash used in operating activities.............................    (57,089)      (23,534)
                                                                                 ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...........................................     (6,788)       (3,843)
  Proceeds from the sale of property and equipment.............................         29            14
  Additions to other investments...............................................       (785)       (1,201)
  Decreases in other investments...............................................        826           501
                                                                                 ---------     ---------
             Net cash used in investing activities.............................     (6,718)       (4,529)
                                                                                 ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.....................................................    341,572       124,900
  Payments on borrowings.......................................................   (326,994)      (97,130)
  Preferred stock dividends....................................................         --          (180)
  Redemption of preferred stock................................................         --        (1,000)
  Payments on payable to assignors.............................................     (2,579)           --
  Payments on subordinated debt................................................     (1,422)           (5)
  Issuance of subordinated debt................................................     37,750            --
  Proceeds from sale of Mego Mortgage Corporation common stock.................     20,658            --
                                                                                 ---------     ---------
             Net cash provided by financing activities.........................     68,985        26,585
                                                                                 ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................      5,178        (1,478)
                                                                                 ---------     ---------
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD...............................      3,185         7,338
                                                                                 ---------     ---------
CASH AND CASH EQUIVALENTS -- END OF PERIOD.....................................  $   8,363     $   5,860
                                                                                 =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest, net of amounts capitalized.......................................  $   7,122     $   5,249
                                                                                 =========     =========
    Income taxes...............................................................  $   1,691     $      25
                                                                                 =========     =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Issuance of a warrant for 1,000,000 shares of common stock in connection with
    commitment received........................................................  $   3,000     $      --
                                                                                 =========     =========

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the three and nine months ended May 31, 1997 and May 31, 1996
                                  (unaudited)

1. FINANCIAL STATEMENTS

     In the opinion of management, when read in conjunction with the audited Consolidated Financial Statements for the years ended August 31, 1996 and 1995, contained in the Form 10-K of Mego Financial Corp. (Mego Financial) filed for the year ended August 31, 1996, the accompanying unaudited Consolidated Financial Statements contain all of the information necessary to present fairly the financial position of Mego Financial and Subsidiaries at May 31, 1997 and the results of its operations for the three and nine months ended May 31, 1997 and 1996, and the cash flows for the nine months ended May 31, 1997 and 1996. All intercompany accounts between the parent and its subsidiaries have been eliminated. Certain reclassifications have been made to conform prior periods with the current period presentation. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein which are normal and recurring in nature. The results of operations for the three and nine months ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2. NATURE OF OPERATIONS

     Mego Financial was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp. Mego Financial is a specialty financial services company that, through its 81.3% owned subsidiary, Mego Mortgage Corporation (MMC) and its wholly owned subsidiary, Preferred Equities Corporation (PEC), is engaged primarily in originating, selling and servicing consumer receivables generated through home improvement and debt consolidation loans, and timeshare and land sales. Mego Financial and its subsidiaries are herein collectively referred to as the Company.

3. PREFERRED EQUITIES CORPORATION

     PEC markets and finances timeshare interests and land in select resort areas. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it sells and services. In February 1988, Mego Financial acquired PEC, pursuant to an assignment by the assignors (Comay Corp., GRI, RRE Corp., and H&H Financial, Inc.) of their contract right to purchase PEC. To facilitate its sales of timeshare interests, the Company has entered into several trust agreements. The trustees administer the collection of the related notes receivable. The Company has assigned title to certain of its resort properties in Nevada and its interest in certain related notes receivable to the trustees.

4. MEGO MORTGAGE CORPORATION

     MMC originates Title I home improvement loans (Title I Loans) insured by the Federal Housing Administration (FHA) of the Department of Housing and Urban Development (HUD) through a network of loan correspondents and home improvement contractors. In May 1996, MMC commenced the origination of conventional home improvement and debt consolidation loans through its network of loan correspondents and dealers. Mego Financial's ownership in MMC was reduced from 100% at August 31, 1996 to 81.3% in November 1996, when MMC issued 2,300,000 shares of its common stock in an underwritten public offering at $10.00 per share. Mego Financial continues to have voting control on all matters submitted to the stockholders of MMC, including the election of directors and approval of extraordinary corporate transactions. Concurrently with the common stock offering, MMC issued $40 million of 12.5% Senior Subordinated Notes due in 2001 in an underwritten public offering. The proceeds from the offerings received by MMC have been

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       For the three and nine months ended May 31, 1997 and May 31, 1996
                                  (unaudited)

used to repay borrowings and provide funds for originations and securitizations of loans. The proceeds received from the public stock offering in excess of the book value of Mego Financial's investment in MMC ($13.1 million, less income taxes of $5 million), have been recorded as additional paid-in capital of Mego Financial. The undistributed minority interest of MMC reflected on the Company's Consolidated Statements of Financial Condition was $9.1 million at May 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

5. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS 125) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. The statement requires the Company's existing and future excess servicing rights be measured at fair market value and reclassified as interest only strip receivables, carried as mortgage related securities, and accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

     The following table reflects the components of mortgage related securities as required by SFAS 125 at May 31, 1997:

        Interest only receivables (formerly excess servicing rights).......  $29,541
        Interest only strip securities.....................................    6,860
        Residual interest securities.......................................   57,897
                                                                             -------
             Total mortgage related securities.............................  $94,298
                                                                             =======

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       For the three and nine months ended May 31, 1997 and May 31, 1996
                                  (unaudited)

     All mortgage related securities are classified as trading securities and are recorded at their estimated fair values. Changes in the estimated fair values are recorded in current operations.

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

     Data utilized in calculating pro forma earnings per share under the SFAS 128 statement are as follows:

                                        THREE MONTHS ENDED MAY 31,       NINE MONTHS ENDED MAY 31,
                                        ---------------------------     ---------------------------
                                           1997            1996            1997            1996
                                        -----------     -----------     -----------     -----------
Basic:
  Net income..........................  $ 5,127,000     $   266,000     $10,074,000     $ 4,402,000
                                        ===========     ===========     ===========     ===========
  Weighted-average number of common
     shares...........................   18,733,121      18,087,556      18,582,572      18,087,556
                                        ===========     ===========     ===========     ===========
Diluted:
  Net income..........................  $ 5,127,000     $   266,000     $10,074,000     $ 4,402,000
                                        ===========     ===========     ===========     ===========
  Weighted-average number of common
     shares and common share
     equivalents outstanding..........   19,299,365      19,150,835      19,497,659      19,118,936
                                        ===========     ===========     ===========     ===========

     The following tables reconcile the net income applicable to common stockholders, basic and diluted shares, and EPS for the following periods:

                                THREE MONTHS ENDED MAY 31, 1997              THREE MONTHS ENDED MAY 31, 1996
                            ----------------------------------------     ---------------------------------------
                                                           PER-SHARE                                   PER-SHARE
                              INCOME          SHARES        AMOUNT         INCOME         SHARES        AMOUNT
                            -----------     ----------     ---------     ----------     ----------     ---------
Net income................  $ 5,127,000                                  $  306,000
Less: Preferred stock
  dividends...............           --                                      40,000
                             ----------                                    --------
BASIC EPS
Income applicable to
  common stockholders.....    5,127,000     18,733,121       $0.27          266,000     18,087,556       $0.01
                                                             =====                                       =====
                                            ----------                                  ----------
Effect of dilutive
  securities:
Warrants..................           --        337,662                           --        785,395
Stock options.............           --        228,582                           --        277,884
                                            ----------                     --------     ----------
DILUTED EPS
Income applicable to
  common stockholders and
  assumed conversions.....  $ 5,127,000     19,299,365       $0.27       $  266,000     19,150,835       $0.01
                             ==========     ==========       =====         ========     ==========       =====

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       For the three and nine months ended May 31, 1997 and May 31, 1996
                                  (unaudited)

                                 NINE MONTHS ENDED MAY 31, 1997              NINE MONTHS ENDED MAY 31, 1996
                            ----------------------------------------     ---------------------------------------
                                                           PER-SHARE                                   PER-SHARE
                              INCOME          SHARES        AMOUNT         INCOME         SHARES        AMOUNT
                            -----------     ----------     ---------     ----------     ----------     ---------
Net income................  $10,074,000                                  $4,582,000
Less: Preferred stock
  dividends...............           --                                     180,000
                             ----------                                    --------
BASIC EPS
Income applicable to
  common stockholders.....   10,074,000     18,582,572       $0.54        4,402,000     18,087,556       $0.24
                                                             =====                                       =====
                                            ----------                                  ----------
Effect of dilutive
  securities:
  Warrants................           --        658,160                           --        761,169
  Stock options...........           --        256,927                           --        270,211
                             ----------     ----------                     --------     ----------
DILUTED EPS
Income applicable to
  common stockholders and
  assumed conversions.....  $10,074,000     19,497,659       $0.52       $4,402,000     19,118,936       $0.23
                             ==========     ==========       =====         ========     ==========       =====

6. PAYMENTS TO ASSIGNORS

     In January 1997, the outstanding balance of payable to assignors of $2.6 million, including accrued interest of $45,000, was paid in full. The assignors are affiliates of certain officers and directors of the Company. See Note 3 of Notes to Consolidated Financial Statements for further discussion. Additionally, effective March 1, 1997, the assignors began receiving the first of 7 equal semi-annual payments of $1,429,000 plus interest related to the repayment of the subordinated debt. These payments are collateralized by a pledge of PEC's outstanding stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources -- Company Liquidity" for additional information.

7. INCOME TAX PROVISION

     The Company generally records a loss for tax purposes in the year of sale of timeshare interests and land sold on installments because it recognizes costs and expenses (other than cost of sales for which only a portion is recognized in the year of sale) at that time while recognizing associated revenues only when received in subsequent years. As a result, the Company has accumulated federal net operating loss (NOL) carryforwards and has made less than a full provision at the statutory rates for federal income taxes for the nine months ended May 31, 1997, due to partial utilization of these NOL carryforwards. No assurance can be given that the Company has sufficient NOL carryforwards to fully offset its income for the current fiscal year, that the Company will continue to generate sufficient NOL carryforwards to offset future income or that future changes in tax laws will not adversely affect the Company's tax position.

8. SUBSEQUENT EVENTS

     On June 26, 1997, MMC replaced its $20 million warehouse line of credit with a $40 million revolving warehouse credit facility from two new institutional lenders. The credit facility may be increased to $90 million (at MMC's option, assuming additional participants join in the facility), expires in June 1998 and is secured by loans prior to their sale. This facility provides liquidity for increased fundings for additional loan originations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- MMC -- Negative Cash Flow" for additional information.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       For the three and nine months ended May 31, 1997 and May 31, 1996
                                  (unaudited)

     MMC completed a $104.6 million senior subordinated loan securitization on June 27, 1997, representing a non-monoline insured transaction collateralized by conventional home improvement and debt consolidation mortgage loans with generally high loan-to-value ratios. Pursuant to this securitization, seven classes of home loan asset-backed notes and certificates were issued and sold in a public offering. MMC continues to service the sold loans and is entitled to receive, from payments with respect to interest on the sold loans, a servicing fee equal to 1.00% per annum on the aggregate principal balance of the loans. MMC received residual instruments and contractual rights which will be recorded as mortgage related securities on the Statements of Financial Condition, representing the excess interest differential (after payment of servicing, other fees, and the contractual obligations payable to the note and certificate holders) between the interest paid by the obligors of the sold loans and the yield on the sold notes and certificates. MMC may be required to repurchase loans that do not conform to the representations and warranties made by MMC in the securitization agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, contained elsewhere herein.

GENERAL

     The business of the Company is primarily the generation of consumer receivables by marketing timeshare interests, retail lots and land parcels, generating home improvement and debt consolidation loans, and servicing the related notes receivable and loans.

     The Company, through its subsidiary PEC, provides financing to the purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust and mortgages as well as non-recourse installment sales contracts. These notes receivable are generally payable over a period of up to 10 years, bear interest at rates ranging from 0% to 16% and require equal monthly installments of principal and interest. MMC originates, purchases, sells, securitizes and services consumer loans consisting primarily of home improvement and debt consolidation loans, generally secured by liens on improved property, through its network of independent correspondent lenders (Correspondents) and home improvement construction contractors (Dealers). The conventional loans are purchased or originated by MMC in amounts up to a maximum of $75,000 with fixed interest rates and up to 25 year maturities, and are generally secured by a lien on the respective primary residence. The Title I Loans are purchased or originated by MMC in amounts up to a maximum of $25,000 with maturities up to 20 years and are generally secured by a lien on the improved property. During the first quarter of fiscal 1997, MMC began offering conventional home improvement loans through its dealer division and debt consolidation loans to its borrowers through both its correspondent and dealer divisions. Since MMC began offering conventional loans in May 1996, conventional loans have accounted for an increasing portion of loan originations. Conventional loan products typically have high loan-to-value ratios.

     The following tables set forth certain data regarding loans originated, sold, securitized, and serviced by MMC and PEC during the three and nine months ended May 31, 1997 and 1996 (thousands of dollars):

                                                               THREE MONTHS ENDED MAY 31,
                                                        -----------------------------------------
                                                               1997                   1996
                                                        ------------------     ------------------
LOAN ORIGINATIONS:
PRINCIPAL AMOUNT OF LOANS ORIGINATED:
  Correspondents:
     Title I..........................................  $ 11,970       6.4%    $ 21,577      45.9%
     Conventional.....................................   144,634      77.6          335       0.7
                                                        --------     -----     --------     -----
  Total Correspondents................................   156,604      84.0       21,912      46.6
                                                        --------     -----     --------     -----
  Dealers:
     Title I..........................................    12,427       6.7       11,386      24.2
     Conventional.....................................     4,908       2.6           --       0.0
                                                        --------     -----     --------     -----
  Total Dealers.......................................    17,335       9.3       11,386      24.2
                                                        --------     -----     --------     -----
  Notes receivable additions through sales of
     timeshare interests and land.....................    12,457       6.7       13,724      29.2
                                                        --------     -----     --------     -----
Total.................................................  $186,396     100.0%    $ 47,022     100.0%
                                                        ========     =====     ========     =====
NUMBER OF LOANS ORIGINATED:
  Correspondents:
     Title I..........................................       565       7.4%       1,357      39.3%
     Conventional.....................................     4,377      57.5           11       0.3
                                                        --------     -----     --------     -----
  Total Correspondents................................     4,942      64.9        1,368      39.6
                                                        --------     -----     --------     -----
  Dealers:
     Title I..........................................     1,018      13.4          716      20.7
     Conventional.....................................       299       3.9           --       0.0
                                                        --------     -----     --------     -----
  Total Dealers.......................................     1,317      17.3          716      20.7
                                                        --------     -----     --------     -----
  Notes receivable additions through sales of
     timeshare interests and land.....................     1,359      17.8        1,372      39.7
                                                        --------     -----     --------     -----
Total.................................................     7,618     100.0%       3,456     100.0%
                                                        ========     =====     ========     =====

                                                                NINE MONTHS ENDED MAY 31,
                                                        -----------------------------------------
                                                               1997                   1996
                                                        ------------------     ------------------
LOAN ORIGINATIONS:
PRINCIPAL AMOUNT OF LOANS ORIGINATED:
  Correspondents:
     Title I..........................................  $ 42,481      11.0%    $ 57,777      47.2%
     Conventional.....................................   263,395      68.5          335       0.3
                                                        --------     -----     --------     -----
  Total Correspondents................................   305,876      79.5       58,112      47.5
                                                        --------     -----     --------     -----
  Dealers:
     Title I..........................................    34,852       9.1       31,278      25.5
     Conventional.....................................     6,932       1.8           --       0.0
                                                        --------     -----     --------     -----
  Total Dealers.......................................    41,784      10.9       31,278      25.5
                                                        --------     -----     --------     -----
  Notes receivable additions through sales of
     timeshare interests and land.....................    37,133       9.6       33,053      27.0
                                                        --------     -----     --------     -----
Total.................................................  $384,793     100.0%    $122,443     100.0%
                                                        ========     =====     ========     =====

                                                                NINE MONTHS ENDED MAY 31,
                                                        -----------------------------------------
                                                               1997                   1996
                                                        ------------------     ------------------
NUMBER OF LOANS ORIGINATED:
  Correspondents:
     Title I..........................................     2,058      11.7%       3,795      40.5%
     Conventional.....................................     8,337      47.3           11       0.1
                                                        --------     -----     --------     -----
  Total Correspondents................................    10,395      59.0        3,806      40.6
                                                        --------     -----     --------     -----
  Dealers:
     Title I..........................................     2,925      16.6        2,054      21.9
     Conventional.....................................       392       2.2           --       0.0
                                                        --------     -----     --------     -----
  Total Dealers.......................................     3,317      18.8        2,054      21.9
                                                        --------     -----     --------     -----
  Notes receivable additions through sales of
     timeshare interests and land.....................     3,926      22.2        3,515      37.5
                                                        --------     -----     --------     -----
Total.................................................    17,638     100.0%       9,375     100.0%
                                                        ========     =====     ========     =====
LOANS SERVICED AT END OF PERIOD (INCLUDING NOTES
  SECURITIZED, SOLD TO INVESTORS, AND HELD FOR SALE):
Title I...............................................  $248,361      39.2%    $170,713      59.1%
Conventional..........................................   268,065      42.3          335       0.1
Timeshare and land....................................   116,730      18.5      117,602      40.8
                                                        --------     -----     --------     -----
Total.................................................  $633,156     100.0%    $288,650     100.0%
                                                        ========     =====     ========     =====

     The Company has entered into financing arrangements with certain purchasers of timeshare interests and land whereby no stated interest rate is charged if the aggregate down payment is at least 50% of the purchase price and the balance is payable in 24 or fewer monthly payments. Notes receivable of $6.8 million and $6 million at May 31, 1997 and August 31, 1996, respectively, made under this arrangement are included in the table above. A valuation discount is established to provide for an effective interest rate (currently 10%) on notes receivable bearing no stated interest rate at the time of sale, and is applied to the principal balance and amortized over the term of the note. The effective interest rate is based upon the economic interest rate environment and similar industry data.

     Land sales as of May 31, 1997, exclude $12.4 million in sales not yet recognized under GAAP since the requisite payment amounts have not yet been received. If ultimately recognized, revenues from these sales will be reduced by a related estimated provision for cancellation of $1.8 million, estimated deferred selling costs of $2.9 million and cost of sales of $1 million.

     The Company is obligated under certain agreements for the sale of notes receivable and certain loan agreements to maintain various minimum net worth requirements. At May 31, 1997, the most restrictive of these agreements required PEC to maintain a minimum tangible net worth of $25 million and MMC to maintain a minimum tangible net worth of $12.5 million plus any issuance of capital stock or other capital instruments since August 31, 1995, plus 50% of MMC's cumulative net income since May 1, 1996. At May 31, 1997, MMC's minimum tangible net worth requirement was $39.4 million, and MMC's tangible net worth was $48.5 million. Additionally, MMC was required to maintain a minimum level of profitability of at least $500,000 per rolling 6 month period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- MMC -- Negative Cash Flow and PEC -- Liquidity" for further information.

     At May 31, 1997 and August 31, 1996, receivables aggregating $46.2 million and $54.2 million, respectively, were pledged to lenders to collateralize certain of the Company's indebtedness. Receivables which qualify for the lenders' criteria may be pledged as collateral whether or not such receivables have been recognized for accounting purposes.

     On May 22, 1997, $63.5 million of loans were repurchased, securitized and sold by MMC, comprised of $60.8 million of limited equity conventional loans and $2.7 million of Title I Loans. Pursuant to this securitization, asset-backed notes secured by the loans were sold in a public offering. The securitization consisted of five note classes and one certificate class. MMC continues to service the sold loans and is entitled to receive, from payments with respect to interest on the sold loans, a servicing fee equal to 1.00% per annum on the remaining principal balance of each loan. MMC received certificates and contractual rights which have been recorded as mortgage related securities on the Consolidated Statements of Financial Condition, representing the interest differential, after payment of servicing and other fees, between the interest paid by the obligors of the sold loans and the yield on the sold notes, and the receipt of the over-collateralization. MMC may be required to repurchase loans that do not conform to the representations and warranties made by MMC in the securitization agreements.

     MMC completed a $104.6 million senior subordinated loan securitization on June 27, 1997, representing a non-monoline insured transaction collateralized by conventional home improvement and debt consolidation mortgage loans with generally high loan-to-value ratios. Pursuant to this securitization, seven classes of home loan asset-backed notes and certificates were issued and sold in a public offering. MMC continues to service the sold loans and is entitled to receive, from payments with respect to interest on the sold loans, a servicing fee equal to 1.00% per annum on the aggregate principal balance of the loans. MMC received residual instruments and contractual rights which will be recorded as mortgage related securities on the Statements of Financial Condition, representing the excess interest differential (after payment of servicing, other fees, and the contractual obligations payable to the note and certificate holders) between the interest paid by the obligors of the sold loans and the yield on the sold notes and certificates. MMC may be required to purchase loans that do not conform to the representations and warranties made by MMC in the securitization agreements.

MMC

     MMC recognizes revenue from the gain on sale of loans, unrealized gain on mortgage related securities, interest income and servicing income. Interest income, net, represents the interest received on loans in MMC's portfolio prior to their sale, net of interest paid under its debt agreements. Net loan servicing income represents servicing fee income and other ancillary fees received for servicing loans less the amortization of capitalized mortgage servicing rights and excess servicing rights through January 1, 1997, which was the date of adoption of SFAS 125. Mortgage servicing rights and excess servicing rights were amortized over the estimated lives of the loans.

     MMC primarily sells loans through securitizations, and also sells whole loans to third party purchasers. Certain of the regular interests of the related securitizations are sold, with the interest only and residual interest securities retained by MMC. MMC sells its loans through whole loan sales to third party purchasers, generally retaining the right to service the loans and to receive any amounts in excess of the guaranteed yield to the purchasers. In the third quarter of fiscal 1997, MMC recorded loan sales of $159.2 million, of which $10 million were sold with servicing released.

     The following table sets forth the principal balance of loans sold or securitized and related gain on sale data for the three and nine months ended May 31, 1997 and 1996 (thousands of dollars):

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          MAY 31,                  MAY 31,
                                                    --------------------     --------------------
                                                      1997        1996         1997        1996
                                                    --------     -------     --------     -------
ALL LOANS SOLD:
MMC Loans Sold:
  Title I Loans...................................  $ 22,879     $31,652     $ 78,545     $88,073
  Conventional....................................   136,297          --      248,072          --
                                                    --------     -------     --------     -------
     Total........................................  $159,176     $31,652     $326,617     $88,073
                                                    ========     =======     ========     =======
Gain on sale of loans.............................  $ 16,204     $   811     $ 36,233     $11,621
                                                    ========     =======     ========     =======
Net unrealized gain on mortgage related
  securities......................................  $  2,305     $ 2,182     $  5,213     $ 2,182
                                                    ========     =======     ========     =======
LOANS SOLD EXCLUDING THOSE WITH SERVICING
  RELEASED:
MMC Loans Sold:
  Title I Loans...................................  $ 22,879     $31,652     $ 78,545     $88,073
  Conventional(1).................................   126,296          --      238,071          --
                                                    --------     -------     --------     -------
     Total........................................  $149,175     $31,652     $316,616     $88,073
                                                    ========     =======     ========     =======
Gain on sale of loans(2)..........................  $ 15,804     $   811     $ 35,833     $11,621
                                                    ========     =======     ========     =======
Gain on sale of loans as a percentage of principal
  balance of loans sold(2)........................      10.6%        2.6%        11.3%       13.2%
                                                    ========     =======     ========     =======
Gain on sale of loans plus net unrealized gain on
  mortgage related securities as a percentage of
  principal balance of loans sold(2)..............      12.1%        9.5%        13.0%       15.7%
                                                    ========     =======     ========     =======

---------------

(1) Excludes $10,001,000 of loans sold with servicing released.

(2) Excludes gain on sale of $400,000 relating to the whole loan sale of $10,001,000 of loans sold with servicing released.

     The combined gain on sale and net unrealized gain on mortgage related securities for the 3 months ended May 31, 1997 was $18.8 million, or 11.8% of loans sold during the period, before adjustments totaling $295,000 relating to Title I Loans originated prior to March 1, 1996. The adjustments were approximately 0.2% of the original principal balances of such loans. The percentage of gain on sale of loans can vary for several reasons, including the relative amounts of conventional and Title I Loans, each of which type of loan has different (i) estimated prepayment rates, (ii) weighted-average interest rates, (iii) weighted-average maturities, and (iv) estimated future default rates. The gain on sale of loans percentage has increased since January 1, 1997, due to the reclassification of net loan servicing revenue into gain on sale of loans as a result of compliance with SFAS 125. Typically, the gain on sale of loans through securitizations is higher than on whole loan sales.

     As a holder of residual interest securities, MMC is entitled to receive certain excess cash flows. These excess cash flows are calculated as the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through interest and principal to be paid to the holders of the regular securities and interest only securities, (ii) trustee fees, (iii) third-party credit enhancement and FHA insurance fees, (iv) servicing fees and
(v) estimated loan pool losses. MMC's right to receive the excess of cash flows is subject to the satisfaction of certain over-collateralization or reserve requirements which are specific to each securitization and are used as a means of credit enhancement.

     Delinquencies -- The following table sets forth the Title I Loan and conventional loan delinquency and Title I insurance claims experience of loans serviced by MMC at the dates indicated (thousands of dollars):

                                                                        MAY 31,      AUGUST 31,
                                                                          1997          1996
                                                                        --------     ----------
Delinquency period(1)
  31-60 days past due.................................................      1.53%         2.17%
  61-90 days past due.................................................      0.65          0.85
  91 days and over past due(2)........................................      3.06          4.53
  91 days and over past due, net of claims filed(3)...................      2.32          1.94
Outstanding claims filed with HUD(4)..................................      0.74          2.59
Outstanding number of Title I insurance claims........................       259           255
Total servicing portfolio.............................................  $516,426      $214,189
Title I Loans serviced................................................   248,361       202,766
Conventional loans serviced...........................................   268,065        11,423
Amount of FHA insurance available(5)..................................    21,413        21,205
Amount of FHA insurance available as a percentage of Title I
  Loans serviced......................................................      8.62%        10.46%
Losses on liquidated loans(6).........................................  $     48      $     32

---------------

(1) Represents the dollar amount of delinquent loans as a percentage of the total dollar amount of loans serviced by MMC (including loans owned by MMC) as of the dates indicated. There were no conventional loan delinquencies at August 31, 1996.

(2) During the year ended August 31, 1996 and the first two quarters of fiscal 1997, the processing and payment of claims filed with HUD was delayed. Claims paid by HUD during the third quarter of 1997 were $4.4 million.

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

(5) If all claims filed with HUD had been processed as of May 31, 1997, the amount of FHA insurance available for all serviced Title I Loans would have been reduced to $17.7 million, which as a percentage of Title I Loans serviced, net of claims, would have been 7.2%.

(6) On Title I Loans, a loss is recognized upon receipt of payment of a claim or final rejection thereof. Claims paid in a period may relate to a claim filed in an earlier period. Since MMC commenced its Title I lending operations in March 1994, there has been no final rejection of a claim by the FHA. Aggregate losses on liquidated Title I Loans relates to 560 Title I insurance claims made by MMC, as servicer, since commencing operations through May 31, 1997. Losses on Title I Loans liquidated will increase as the balance of the claims are processed by HUD. MMC has received an average payment from HUD equal to 90% of the outstanding principal balance of such Title I Loans, plus appropriate interest and costs.

     Pooling and servicing agreements and sales and servicing agreements relating to MMC's securitization transactions contain provisions with respect to the maximum permitted loan delinquency rates and loan default rates, which, if exceeded, would allow the termination of MMC's right to service the related loans. At May 31, 1997, the rolling three month average annual default rate on the pool of loans sold in the March 1996 and August 1996 securitization transactions exceeded 6.5%, the permitted limit set forth in the related pooling and servicing agreements. Accordingly, this condition could result in the termination of MMC's servicing rights with respect to those pools of loans by the trustee, the master servicer or the insurance company providing credit enhancement for that transaction. Although the insurance company has indicated that it, and to its knowledge, the trustee and the master servicer have no present intention to terminate MMC's servicing rights related to those pools of loans, no assurance can be given that one or more of such parties will not exercise its right to terminate. In the event of such termination, there would be a material adverse effect on the valuation of the Company's mortgage servicing rights and the results of operations in the amount of such mortgage servicing rights ($2.6 million before income taxes at May 31, 1997) on the date of termination.

     The pooling and servicing agreements and sales and servicing agreements also require that certain delinquency and default rates not exceed certain thresholds. If these thresholds are exceeded, higher levels of over-collateralization are required which can cause a delay in cash receipts to MMC as a holder of the residual interest, causing an adverse valuation adjustment to the residual security.

     Delinquencies of loans serviced by MMC have also decreased the amount of loan servicing income recorded during the nine months ended May 31, 1997 as MMC's loan servicing income has been reduced by the amount of interest advanced to the owners of these loans.

     Delinquencies have increased to $27.1 million at May 31, 1997 from $16.2 million at August 31, 1996. Since MMC began originating Title I Loans in 1994, an increasing level of delinquencies has appeared as expected on such loans less than two years old. After this initial period, the level of delinquencies on such loans is not anticipated to increase.

     Once a loan becomes 30 days past due, a collection supervisor generally analyzes the account to determine the appropriate course of remedial action. It is MMC's policy to consult with the delinquent customer to resolve the past due balance before Title I claim processing or legal action is initiated.

     PEC

     PEC recognizes revenue primarily from sales of timeshare interests and land sales in resort areas, gain on sale of receivables and interest income. PEC also sells its consumer receivables while generally retaining the servicing rights. Revenue from sales of timeshare interests and land is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for land sales. Land sales typically meet these requirements within eight to ten months of closing, and sales of timeshare interests typically meet these requirements at the time of sale. The sales price, less a provision for cancellation, is recorded as revenue and the allocated cost related to the timeshare interest or land parcel is recorded as expense in the year that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

     Notes receivable with payment delinquencies of 90 days or more have been considered in determining the allowance for cancellation. Cancellations occur when the note receivable is determined to be uncollectible and the related collateral, if any, has been recovered. Cancellation of a note receivable in the year the revenue is recognized is accounted for as a reversal of revenue, since the determination that a loan is uncollectible is made in such a short period of time, that it is deemed to not actually be a sale, so no revenue is recognized. Cancellation of a note receivable subsequent to the year the revenue was recognized is charged to the allowance for cancellation.

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

RESULTS OF OPERATIONS

  Three Months Ended May 31, 1997 compared to Three Months Ended May 31, 1996

     MMC

     MMC originated $173.9 million of loans during the 3 months ended May 31, 1997 compared to $33.3 million of loans during the 3 months ended May 31, 1996, an increase of 422.4%. The increase is a result of the overall growth in MMC's business, including an increase in the number of active Correspondents and an increase in the number of states served. At May 31, 1997, MMC had approximately 562 active Correspondents and 463 active Dealers, compared to approximately 254 active Correspondents and 445 active Dealers at May 31, 1996. Of the $173.9 million of loans originated during the 3 months ended May 31, 1997, $149.5 million were conventional loans and $24.4 million were Title I Loans compared to $335,000 of conventional loans and $33 million of Title I Loans during the 3 months ended May 31, 1996.

     Total revenues increased 334.9% to $20.4 million during the 3 months ended May 31, 1997 from $4.7 million during the 3 months ended May 31, 1996. The increase was primarily the result of the increased volume of loans originated and the gain on sale of loans.

     Gain on sale of loans and net unrealized gain on sale of mortgage related securities increased to $18.5 million during the 3 months ended May 31, 1997 compared to $1.3 million during the 3 months ended May 31, 1996, primarily due to increased loan sales of $159.2 million during the 3 months ended May 31, 1997 compared to $31.7 million during the 3 months ended May 31, 1996.

     Loan servicing income decreased 43.6% to $726,000 during the 3 months ended May 31, 1997 from $1.3 million during the 3 months ended May 31, 1996. The decrease was primarily the result of increased amortization of mortgage servicing rights, reclassification of net revenue in compliance with SFAS 125, and increased interest advances and reduced servicing fees related to $27.1 million in serviced delinquent loans at May 31, 1997 compared to $12.9 million at May 31, 1996.

     Interest income on loans held for sale and mortgage related securities, net of interest expense, increased 182.1% to $1.1 million during the 3 months ended May 31, 1997 from $403,000 during the 3 months ended May 31, 1996. This was primarily the result of the combined increase in the size of the portfolio of loans held for sale and in the mortgage related securities portfolio to $116.3 million at May 31, 1997 from $19.8 million at May 31, 1996.

     The provision for credit losses increased to $7.1 million for the 3 months ended May 31, 1997 from $318,000 for the 3 months ended May 31, 1996. The increase in the provision was directly related to the increase in the volume of loans originated and the increased ratio of conventional loans to Title I Loans originated during the 3 months ended May 31, 1997 compared to the 3 months ended May 31, 1996. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. As MMC increased its conventional loan originations as compared to Title I Loan originations, the provision for credit losses as a percentage of loans originated increased due to the greater risk of loss associated with conventional loans, which are not FHA insured.

     Total general and administrative expenses increased 100.8% to $6.1 million during the 3 months ended May 31, 1997 compared to $3 million during the 3 months ended May 31, 1996. The increase was primarily a result of increased payroll related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel as a result of the expansion of MMC's business and costs related to the opening of additional offices.

     Payroll and benefits expense increased 123.9% to $2.9 million during the 3 months ended May 31, 1997 from $1.3 million during the 3 months ended May 31, 1996 primarily due to an increased number of employees. The number of employees increased to 332 at May 31, 1997 from 158 at May 31, 1996 due to increased staff necessary to support the business expansion and improve quality control.

     Commissions and selling expenses increased 24.3% to $675,000 during the 3 months ended May 31, 1997 from $543,000 during the 3 months ended May 31, 1996, while loan originations increased by $140.6 million to $173.9 million during the period. The sales network has expanded to substantially all states, adding new personnel and offices to further the loan origination growth strategy.

     Professional services decreased to $80,000 during the 3 months ended May 31, 1997 from $92,000 during the 3 months ended May 31, 1996 due primarily to decreased audit and legal fees.

     Other general and administrative expenses increased 82.6% to $902,000 during the 3 months ended May 31, 1997 from $494,000 during the 3 months ended May 31, 1996 due primarily to added expenses related to increased loan sub-servicing fees and management services fees paid to PEC and the ongoing expansion of facilities.

     Income before income taxes increased to $6.9 million for the 3 months ended May 31, 1997 from $1 million for the 3 months ended May 31, 1996, therefore, the provision for income taxes increased to $2.6 million for the 3 months ended May 31, 1997 from $255,000 for the 3 months ended May 31, 1996.

     As a result of the foregoing, MMC's net income increased 459.2% to $4.3 million for the 3 months ended May 31, 1997 from $764,000 for the 3 months ended May 31, 1996.

     PEC

     Total revenues for PEC increased 9.8% or $1.6 million to $18.3 million during the 3 months ended May 31, 1997 compared to $16.6 million during the 3 months ended May 31, 1996 primarily due to an increase in net sales of timeshares and increased gain on sale of receivables, partially offset by a decrease in incidental operations. Additionally, income from net retail lot sales, financial income, and interest income increased during the third quarter of fiscal 1997.

     Timeshare interests and land sales, net, increased to $13.2 million during the 3 months ended May 31, 1997 from $12.4 million during the 3 months ended May 31, 1996, or 6%. Gross sales of timeshare interests increased to $10.3 million during the 3 months ended May 31, 1997 from $8.8 million during the 3 months ended May 31, 1996, an increase of 18.2%. Net sales of timeshare interests increased to $8.5 million during the 3 months ended May 31, 1997 from $8 million during the 3 months ended May 31, 1996, an increase of 6.3%. The provision for cancellation represented 18.2% and 9% of gross sales of timeshare interests during the 3 months ended May 31, 1997 and 1996, respectively. The increase in the provision for cancellation was primarily due to an increase in sales volume in the current quarter and the lower provision required during the same quarter in 1996 due to a reduction of a provision for one timeshare project. During the first quarter of fiscal 1997, the Aloha Bay resort in Indian Shores, Florida was completed and 131 timeshare interests in that resort were sold through May 31, 1997.

     Gross sales of land decreased to $5.6 million during the 3 months ended May 31, 1997 from $5.7 million during the 3 months ended May 31, 1996, a decrease of 2.1%. Net sales of land increased to $4.7 million during the 3 months ended May 31, 1997 from $4.5 million during the 3 months ended May 31, 1996, an increase of 5.6%. The provision for cancellation represented 15.3% and 21.5% of gross sales of land during the 3 months ended May 31, 1997 and 1996, respectively. The decrease in the provision for cancellation was primarily due to a decrease in gross land sales. The decrease in gross land sales is the result of PEC's emphasis shift, as part of its strategic plan, from sales of land to sales of timeshare interests due both to its diminishing inventory of land available for sale and its increasing inventory of timeshare interests from the opening of new resorts. The shift from land sales to timeshare sales is due primarily to the reduction of PEC's current land inventory which has not been replenished with additional land due to the unavailability of suitable land at acceptable prices.

     Gain on sale of notes receivable increased $445,000 to $503,000 during the 3 months ended May 31, 1997 from $58,000 during the 3 months ended May 31, 1996 due to a sale of notes receivable of $10 million during the third quarter of 1997 compared to a sale of notes receivable of $646,000 during the third quarter of 1996.

     PEC's interest income increased slightly to $2 million during the 3 months ended May 31, 1997 from $1.8 million during the 3 months ended May 31, 1996 primarily due to a relatively flat interest rate environment combined with a slight increase in the average balance of notes receivable outstanding during the current quarter as compared to the 3 months ended May 31, 1996.

     Financial income increased to $726,000 during the 3 months ended May 31, 1997 from $458,000 during the 3 months ended May 31, 1996, an increase of 58.5%, due to growth in the serviced loan portfolio.

     Revenues from incidental operations decreased to $881,000 during the 3 months ended May 31, 1997 from $1.1 million during the 3 months ended May 31, 1996, which was a decrease of 21%. The decrease was primarily due to a decline in utility revenues.

     As a result of the foregoing, total PEC revenues increased to $18.3 million during the 3 months ended May 31, 1997 from $16.6 million during the 3 months ended May 31, 1996, or 9.8%.

     Total costs and expenses increased to $17.5 million during the 3 months ended May 31, 1997 from $14.8 million during the 3 months ended May 31, 1996, an increase of 18.1%. The increase resulted primarily from an increase in commissions and selling expenses to $8.9 million from $7.6 million, an increase of 17.1%; an increase in general and administrative costs to $3.9 million from $3.3 million, an increase of 15.1%; an increase in interest expense of $282,000 to $1.8 million, or 18.8%, due to a higher level of borrowings; and an increase in direct costs of timeshare interest sales to $1.4 million from $1 million, an increase of 35.3%, resulting from increased timeshare interest sales. PEC's commissions and selling expenses increased primarily as a result of increased sales and costs relating to the establishment of new marketing programs during fiscal 1997, and strategies designed to increase sales of timeshare interests, market research costs, additional staffing, increased advertising costs, and additional sales offices. The increase in general and administrative costs is primarily due to increases in payroll related to hiring of additional administrative personnel and owners' association costs related to a higher level of unsold timeshare inventory. In June 1997, sales commenced at PEC's new Orlando, Florida timeshare property and 1,122 new upscale timeshare interests in Las Vegas are expected to be available for sale in July 1997.

     As a percentage of gross sales of timeshare interests and land, commissions and selling expenses relating thereto increased to 55.9% during the 3 months ended May 31, 1997 from 52.6% during the 3 months ended May 31, 1996 and cost of sales increased to 11% during the 3 months ended May 31, 1997 from 10% during the 3 months ended May 31, 1996. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than from sales of land.

     Depreciation expense increased to $469,000 during the 3 months ended May 31, 1997 from $349,000 during the 3 months ended May 31, 1996, an increase of 34.4%, resulting from additions made to property and equipment.

     Interest expense increased to $1.8 million during the 3 months ended May 31, 1997 from $1.5 million during the 3 months ended May 31, 1996, an increase of 18.8%. The increase is a result of an increased average outstanding balance of notes payable at May 31, 1997 from May 31, 1996.

     Income before income taxes decreased to $797,000 for the 3 months ended May 31, 1997 from $1.8 million for the 3 months ended May 31, 1996, therefore, the provision for income tax expense also declined to $271,000 for the 3 months ended May 31, 1997 from $627,000 for the 3 months ended May 31, 1996.

     As a result of the foregoing, PEC's net income decreased to $526,000 for the 3 months ended May 31, 1997 compared to $1.2 million for the 3 months ended May 31, 1996.

     COMPANY

     Net income applicable to common stock increased $4.9 million to $5.1 million during the 3 months ended May 31, 1997 from $266,000 for the 3 months ended May 31, 1996. The increase was due primarily to an increase of $3.5 million in MMC net income, a decrease in general and administrative expenses of $2.1 million, of which $1.5 million related to audit and professional fees, a decrease in interest expense to assignors of $888,000 and other decreases in expenses of Mego Financial (parent only). These items were offset partially by a decrease of $691,000 in PEC net income as a result of increased expenses related to the expansion of selling operations. See prior discussion for MMC and PEC.

     Total costs and expenses during the 3 months ended May 31, 1997 were $33.4 million, an increase of 52.9% over $21.9 million during the 3 months ended May 31, 1996. Commissions and selling expenses increased 17.1% to $8.9 million during the 3 months ended May 31, 1997 compared to $7.6 million during the 3 months ended May 31, 1996 due primarily to the expansion of timeshare marketing efforts by PEC and higher volumes of loan originations by MMC and sales by PEC. General and administrative expenses increased 25.3% to $10.3 million during the 3 months ended May 31, 1997 compared to $8.3 million during the 3 months ended May 31, 1996 primarily due to the expansion of the operating staff of MMC. Provision for credit losses increased $6.8 million due to the increase in the level of conventional loan originations by MMC compared to Title I Loan originations as well as the overall increased volume of MMC's loan originations. Additionally, Mego Financial (parent only) incurred interest expense on amounts payable to assignors and continues to incur interest on subordinated debt. Total general and administrative expenses for Mego Financial (parent only) were primarily comprised of professional services, external financial reporting expenses, and regulatory and other public company corporate expenses.

     Provision for income taxes for the 3 months ended May 31, 1997 increased to $535,000 compared to an income tax benefit of $230,000 for the 3 months ended May 31, 1996. The increase was due to an increase in pre-tax income from $76,000 for the third quarter of 1996 to $6.5 million for the third quarter of 1997. See
Note 7 of Notes to Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

  Nine Months Ended May 31, 1997 compared to Nine Months Ended May 31, 1996

     MMC

     MMC originated $347.7 million of loans during the 9 months ended May 31, 1997 compared to $89.4 million of loans during the 9 months ended May 31, 1996, an increase of 288.9%. The increase is a result of the overall growth in MMC's business, including an increase in the number of active Correspondents and an increase in the number of states served. At May 31, 1997, MMC had approximately 562 active Correspondents and 463 active Dealers, compared to approximately 254 active Correspondents and 445 active Dealers at May 31, 1996. Of the $347.7 million of loans originated during the 9 months ended May 31, 1997, $270.3 million were conventional loans and $77.4 million were Title I Loans compared to $335,000 of conventional loans and $89.1 million of Title I Loans during the 9 months ended May 31, 1996.

     Total revenues increased 161% to $45.4 million during the 9 months ended May 31, 1997 from $17.4 million during the 9 months ended May 31, 1996. The increase was primarily the result of the increased volume of loans originated and the gain on sale of loans.

     Gain on sale of loans and net unrealized gain on mortgage related securities increased 200.3% to $41.4 million during the 9 months ended May 31, 1997 from $13.8 million during the 9 months ended May 31, 1996. The increase was primarily due to increased loan sales of $326.6 million during the 9 months ended May 31, 1997 compared to $88.1 million during the 9 months ended May 31, 1996.

     Loan servicing income decreased 36.9% to $1.9 million during the 9 months ended May 31, 1997 from $3 million during the 9 months ended May 31, 1996. The decrease was primarily the result of increased amortization of mortgage servicing rights, reclassification of net revenue in compliance with SFAS 125, and increased interest advances and reduced servicing fees related to $27.1 million in delinquent serviced loans at May 31, 1997 compared to $12.9 million at May 31, 1996.

     Interest income on loans held for sale and mortgage related securities, net of interest expense, increased 275.1% to $2 million during the 9 months ended May 31, 1997 from $538,000 during the 9 months ended May 31, 1996. The increase was primarily the result of the increase in the average size of the portfolio of loans held for sale, and the increased mortgage related securities portfolio.

     The provision for credit losses increased to $12.6 million for the 9 months ended May 31, 1997 from $815,000 for the 9 months ended May 31, 1996. The increase in the provision was directly related to the increase in the volume of loans originated and the increased ratio of conventional loans to Title I Loans originated during the 9 months ended May 31, 1997 compared to the 9 months ended May 31, 1996. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. As MMC increased its conventional loan originations as compared to Title I Loan originations, the provision for credit losses as a percentage of loans originated increased due to the greater risk of loss associated with conventional loans, which are not FHA insured.

     Total general and administrative expenses increased 88.6% to $15.7 million during the 9 months ended May 31, 1997 compared to $8.4 million during the 9 months ended May 31, 1996. The increase was primarily a result of increased payroll related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel as a result of the expansion of MMC's business and costs related to the opening of additional offices.

     Payroll and benefits expense increased 103.4% to $7.2 million during the 9 months ended May 31, 1997 from $3.6 million during the 9 months ended May 31, 1996 primarily due to an increased number of employees. The number of employees increased to 332 at May 31, 1997 from 158 at May 31, 1996 due to increased staff necessary to support the business expansion and improve quality control.

     Commissions and selling expenses increased 22.4% to $1.9 million during the 9 months ended May 31, 1997 from $1.6 million during the 9 months ended May 31, 1996, while loan originations increased by $258.3 million or 288.9% to $347.7 million at May 31, 1997. The sales network expanded to substantially all states, adding new personnel and offices to further the loan origination growth strategy.

     Professional services increased 63.3% to $387,000 during the 9 months ended May 31, 1997 from $237,000 during the 9 months ended May 31, 1996 due primarily to increased audit and legal fees attributable to continued growth.

     Other general and administrative expenses increased 94.2% to $2.3 million during the 9 months ended May 31, 1997 from $1.2 million during the 9 months ended May 31, 1996 due primarily to increased expenses related to increased loan sub-servicing fees and management services fees paid to PEC and the ongoing expansion of facilities.

     Income before income taxes increased to $16.4 million for the 9 months ended May 31, 1997 from $7.5 million for the 9 months ended May 31, 1996, therefore, the provision for income taxes increased to $6.2 million for the 9 months ended May 31, 1997 compared to $2.8 million for the 9 months ended May 31, 1996.

     As a result of the foregoing, MMC's net income increased 118.6% to $10.1 million for the 9 months ended May 31, 1997 from $4.6 million for the 9 months ended May 31, 1996.

     PEC

     Total revenues for PEC increased 7.4% or $3.4 million to $49.7 million during the 9 months ended May 31, 1997 from $46.3 million during the 9 months ended May 31, 1996 mostly due to an increase in the aggregate net timeshare and land sales, gain on sale of notes receivable, financial income, and interest income.

     Timeshare interests and land sales, net, increased slightly to $36.1 million during the 9 months ended May 31, 1997 from $35.4 million during the 9 months ended May 31, 1996. Gross sales of timeshare interests increased to $29.3 million during the 9 months ended May 31, 1997 from $23.9 million during the 9 months ended May 31, 1996, an increase of 22.5%. Net sales of timeshare interests increased to $23.6 million during the 9 months ended May 31, 1997 from $20.2 million during the 9 months ended May 31, 1996, an increase of 17%. The provision for cancellation represented 19.4% and 15.6% of gross sales of timeshare interests during the 9 months ended May 31, 1997 and 1996, respectively. The increase in the provision for cancellation was primarily due to an increase in sales volume during the current 9 month period and the lower provision required during the same period in 1996 due to a reduction of a provision for one timeshare project. During the first quarter of fiscal 1997, the Aloha Bay resort in Indian Shores, Florida was completed and 131 timeshare interests in that resort were sold through May 31, 1997.

     Gross sales of land decreased to $14.5 million during the 9 months ended May 31, 1997 from $18.5 million during the 9 months ended May 31, 1996, a decrease of 21.4%. Net sales of land decreased to $12.5 million during the 9 months ended May 31, 1997 from $15.2 million during the 9 months ended May 31, 1996, a decrease of 17.9%. The provision for cancellation represented 13.9% and 17.6% of gross land sales during the 9 months ended May 31, 1997 and May 31, 1996, respectively. The decrease in the provision for cancellation for land was primarily due to a decreased volume of land sales. The decrease in gross sales of land is the result of PEC shifting its emphasis as part of its strategic plan from sales of land, to sales of timeshare interests due both to its diminishing inventory of land available for sale and its increasing inventory of timeshare interests from the opening of new timeshare resorts. The shift from land sales to timeshare sales is due primarily to the reduction of PEC's current land inventory which has not been fully replenished with additional land due generally to the unavailability of suitable land at acceptable prices.

     Gain on sale of notes receivable increased to $1.4 million during the 9 months ended May 31, 1997 from $529,000 during the 9 months ended May 31, 1996, an increase of 163.3%. The increase is due to notes receivable sales of $19.9 million during the 9 months ended May 31, 1997 compared to notes receivable sales of $7.3 million during the 9 months ended May 31, 1996.

     PEC's interest income increased slightly to $5.3 million during the 9 months ended May 31, 1997 from $4.8 million during the 9 months ended May 31, 1996 primarily due to a relatively flat interest rate environment combined with a slight increase in the average balance of notes receivable outstanding.

     Financial income increased to $2.1 million during the 9 months ended May 31, 1997 from $1.2 million during the 9 months ended May 31, 1996, an increase of 78.7%, due to an increase in the serviced notes receivable portfolio.

     As a result of the foregoing, total PEC revenues increased to $49.7 million during the 9 months ended May 31, 1997 from $46.3 million during the 9 months ended May 31, 1996.

     Total costs and expenses increased to $50.2 million during the 9 months ended May 31, 1997 from $42.7 million during the 9 months ended May 31, 1996, an increase of 17.7%. The increase for the fiscal 1997 period resulted primarily from an increase in commissions and selling expenses to $25 million from $22.1 million, an increase of 12.7%; an increase in general and administrative costs to $11.5 million from $9.5 million, an increase of 21.8%; and an increase in interest expense to $5.3 million from $4 million, an increase of 30.6% compared to the fiscal 1996 period. PEC's commissions and selling expenses increased primarily as a result of increased sales and costs relating to the establishment of new marketing programs and strategies designed to increase sales of timeshare interests, market research costs, additional staffing, increased advertising costs, and additional sales offices. The increase in general and administrative costs is primarily due to increased payroll expenses related to the hiring of additional administrative personnel and owners' association costs related to a higher level of unsold timeshare inventory. In June 1997, sales commenced at PEC's new Orlando, Florida timeshare property and 1,122 new upscale timeshare interests in Las Vegas are expected to be available for sale in July 1997.

     As a percentage of gross sales of timeshare interests and land, commissions and selling expenses relating thereto increased to 57% during the 9 months ended May 31, 1997 from 52.2% during the 9 months ended May 31, 1996 and cost of sales increased to 11.4% during the 9 months ended May 31, 1997 from 10.2% during the 9 months ended May 31, 1996. Sales prices of timeshare interests are typically lower than those of land while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than from sales of land.

     Depreciation expense increased to $1.4 million during the 9 months ended May 31, 1997 from $1.1 million during the 9 months ended May 31, 1996, an increase of 33.5%. The increase is a result of the additions made to property and equipment to support continued growth.

     Interest expense increased to $5.3 million during the 9 months ended May 31, 1997 from $4 million during the 9 months ended May 31, 1996, an increase of 30.6%. The increase is a result of an increased average outstanding balance of notes payable at May 31, 1997 from May 31, 1996.

     Income before income taxes decreased to a loss of $500,000 for the 9 months ended May 31, 1997 from income of $3.6 million for the 9 months ended May 31, 1996, therefore, an income tax benefit of $170,000 was recorded for the 9 months ended May 31, 1997, compared to an income tax provision expense of $1.2 million for the 9 months ended May 31, 1996.

     As a result of the foregoing, PEC's net loss amounted to $330,000 for the 9 months ended May 31, 1997 compared to net income of $2.4 million for the 9 months ended May 31, 1996.

     Company

     Net income applicable to common stock increased $5.7 million to $10.1 million during the 9 months ended May 31, 1997 from $4.4 million for the 9 months ended May 31, 1996 due primarily to an increase in MMC's income and a decrease in the federal tax provision for Mego Financial (parent only). See prior discussion for MMC and PEC and Note 7 of Notes to Consolidated Financial Statements.

     Total costs and expenses during the 9 months ended May 31, 1997 were $85.2 million, an increase of 48.4% over $57.4 million during the 9 months ended May 31, 1996. Commissions and selling expenses increased 12.7% to $25 million during the 9 months ended May 31, 1997 from $22.1 million during the 9 months ended May 31, 1996 due primarily to the expansion of timeshare marketing efforts by PEC and higher volumes of loan originations by MMC and sales by PEC. General and administrative expenses increased 35.6% to $28.1 million during the 9 months ended May 31, 1997, compared to $20.7 million during the 9 months ended May 31, 1996 primarily due to the expansion of the operating staff of MMC. Additionally, Mego Financial (parent only) incurred interest expense on amounts payable to assignors and continues to incur interest on subordinated debt. Total general and administrative expenses for Mego Financial (parent only) were primarily comprised of professional services, external financial reporting expenses, regulatory and other public company corporate expenses.

     Provision for income taxes for the 9 months ended May 31, 1997 was $1.2 million compared to $2.4 million for the 9 months ended May 31, 1996. The decrease in provision is primarily due to the partial utilization of the NOL carryforwards. See Note 7 of Notes to Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents for the Company was $8.4 million at May 31, 1997 compared to $3.2 million at August 31, 1996. The increase was primarily due to proceeds received from the common stock and debt offerings of MMC in November 1996. The Company's principal cash requirements relate to loan originations, the acquisition of timeshare properties and land, and the payment of commissions and selling expenses in connection with timeshare and land sales. MMC and PEC each require continued access to sources of debt financing and sales in the secondary market of loans and receivables, respectively.

     MMC -- Negative Cash Flow

     MMC has operated since March 1994, and expects to continue to operate for the foreseeable future on a negative operating cash flow basis as a result of the substantial growth of its loan originations. During the 9 months ended May 31, 1997, MMC operated on a negative operating cash flow basis due primarily to an increase in loans originated, using $63 million in operations that was funded primarily from borrowings and the proceeds of its stock and debt public offerings. In connection with whole loan sales with servicing retained and securitizations, MMC recognizes a gain on sale of the loans upon the closing of the transaction and the delivery of the loans, but does not receive the cash representing such gain until it receives the excess servicing spread, which is payable over the actual life of the loans sold. MMC incurs significant expenses in connection with securitizations and incurs tax liabilities as a result of gains on sale. MMC must maintain external sources of cash to fund its operations and pay taxes and therefore must maintain warehouse lines of credit and other external funding sources. If the capital sources of MMC were to decrease, the rate of growth of MMC would be negatively affected. Management anticipates that in the future MMC may seek to raise funds through public or private offerings of its debt or equity securities. However, MMC has no present plans or intentions with respect to any such offerings.

     In November 1996, MMC issued 2,300,000 shares of its common stock in an underwritten public offering at $10.00 per share. As a result of this transaction, the parent's ownership in MMC was reduced from 100% at August 31, 1996 to 81.3%. The parent continues to have voting control on all matters submitted to stockholders of MMC, including the election of directors and approval of extraordinary corporate transactions. Concurrently with the common stock offering, MMC issued $40 million of 12.5% Senior Subordinated Notes due in 2001 in an underwritten public offering. MMC used approximately $13.9 million of the aggregate net proceeds received from the offerings to repay amounts due to Mego Financial (parent only) and PEC and approximately $21.5 million to reduce the amounts outstanding under MMC's warehouse and revolving lines of credit. Additionally, MMC repaid $3 million under a repurchase agreement.

     The pooling and servicing agreements and sale and servicing agreements relating to MMC's securitizations require MMC to build over-collateralization levels through retention within each securitization trust of excess servicing distributions and application thereof to reduce the principal balances of the senior interests issued by the related trust or cover interest shortfalls. This retention causes the aggregate principal amount of the loans in the related pool to exceed the aggregate principal balance of the outstanding investor notes or certificates. Such over-collateralization amounts serve as credit enhancement for the related trust and therefore are available to absorb losses realized on loans held by such trust. Higher over-collateralization levels are required on conventional loans that are securitized as compared to Title I Loans.

     MMC continues to be subject to the risks of default and foreclosure following the sale of loans through securitizations to the extent excess servicing distributions are required to be retained or applied to reduce principal or cover interest shortfalls, if necessary. Such retained amounts are predetermined by the entity insuring the related senior interests or the rating agencies and are a condition to obtaining insurance and/or appropriate ratings thereon. In addition, such retention delays cash distributions that otherwise would flow to MMC through its retained interests, thereby adversely affecting the flow of cash to MMC.

     MMC's cash requirements arise from loan originations, payments of operating and interest expenses and deposits to reserve accounts related to loan sale transactions. Loan originations are initially funded principally through MMC's new $40 million warehouse line of credit that was executed in June 1997, which replaces a previous $20 million warehouse line of credit. See Note 8 of Notes to Consolidated Financial Statements. At May 31, 1997, $19.9 million was outstanding under the $20 million warehouse line that had been temporarily increased to $30 million pending the final execution of the new $40 million warehouse line of credit in June 1997. In excess of 95% of the aggregate loans originated by MMC through May 31, 1997 had been sold. Net cash used in MMC's operating activities was funded primarily from the reinvestment of proceeds from the sale of loans in the secondary market totaling approximately $326.6 million during the 9 months ended May 31, 1997. The loan sale transactions generally required the subordination of certain cash flows payable to MMC to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to MMC from the excess interest spread is required to be maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified percentage of the principal balances of the sold loans is accumulated therein. The excess interest required to be deposited and maintained in the respective reserve accounts is not available to support the cash flow requirements of MMC. At May 31, 1997, amounts on deposit in such reserve accounts totaled $6.1 million.

     Adequate credit facilities and other sources of funding, including the ability of MMC to sell loans in the secondary market, are essential for the continuation of MMC's loan origination operations. At May 31, 1997, $19.9 million was outstanding under the $30 million warehouse line of credit that was in effect at that time and $10.1 million was available. The $30 million warehouse line of credit bore interest at the prime rate plus 1% per year and was secured by loans prior to sale. The agreement with the lender required MMC to maintain a minimum tangible net worth of $12.5 million plus any issuance of capital stock or other capital instruments since August 31, 1995, plus 50% of MMC's cumulative net income after May 1, 1996, and a minimum level of profitability of at least $500,000 per rolling 6 month period. At May 31, 1997, MMC's minimum tangible net worth requirement was $39.4 million and its tangible net worth was $48.5 million.

     The new $40 million warehouse line of credit, which became effective after May 31, 1997, bears interest at the lower of the one-month London Interbank Offered Rate (LIBOR) + 1.50% or the Federal Funds rate plus 0.25%, expires June 26, 1998, and is secured by loans prior to sale. The agreement requires MMC to maintain adjusted minimum tangible net worth of $65 million plus 50% of MMC's cumulative net income since November 30, 1996, plus all net proceeds received by MMC through the sale or issuance of stock or additional subordinated notes. At May 31, 1997, the adjusted minimum tangible net worth as defined in the agreement was $82.9 million, and the required adjusted tangible net worth at May 31, 1997 would have been $68.8 million. Additionally, the following material covenant restrictions exist: i) the ratio of total liabilities (not including subordinated notes) divided by tangible net worth (including subordinated notes) cannot exceed 3:1, and ii) total liabilities must be less than the aggregate of 100% of cash plus 93% of loans held for sale plus 55% of restricted cash and mortgage related securities. At May 31, 1997, the ratio of total liabilities to tangible net worth was 0.66:1 and total liabilities were $54.5 million, which was $26.2 million under the maximum amount allowed. See Note 8 of Notes to Consolidated Financial Statements.

     In April 1997, MMC entered into a pledge and security agreement with another financial institution for an $11 million revolving credit facility, with respect to which $11 million was outstanding at May 31, 1997. The amount which can be borrowed under the agreement was increased to $15 million in June 1997. This facility is secured by a pledge of certain MMC interest only and residual class certificates relating to securitizations carried as mortgage related securities on MMC's Statements of Financial Condition, payable to MMC pursuant to its securitization agreements. A portion of the loans under the credit line agreement bears interest at one-month LIBOR +3.5%, expiring one year from the initial advance, and requires MMC to maintain a minimum net worth requirement of the greater of $35 million, or 80% of net worth, following fiscal year end 1997. The portion of the credit line agreement applicable to a repurchase agreement secured by insured interest only certificates is at one-month LIBOR +2.0%. At May 31, 1997, the required net worth was $35 million and MMC's actual net worth was $48.5 million. Additionally, the agreement requires MMC to maintain a debt-to-net-worth ratio not to exceed 2.5:1. At May 31, 1997, the ratio was 0.39:1.

     Certain material covenant restrictions exist in the indenture agreement regarding the $40 million in subordinated notes of MMC dated November 19, 1996. These covenants include limitations on MMC's ability to incur indebtedness, grant liens on its assets and to enter into extraordinary corporate transactions. MMC may not incur indebtedness if, on the date of such incurrence and after giving thereto, the Consolidated Leverage Ratio would exceed 2:1, subject to certain exceptions. At May 31, 1997, the Consolidated Leverage Ratio was 1.25:1. The Consolidated Leverage Ratio is the ratio of (i) total debt, including subordinated debt, but excluding the Permitted Warehouse Debt (as defined below), accounts payable outstanding less than 60 days, and the tax sharing payable to the parent from MMC to (ii) the consolidated net worth of MMC. The Permitted Warehouse Debt generally is the outstanding amount under the warehouse line of credit agreement. The Permitted Warehouse Debt cannot exceed 3 times MMC's consolidated tangible net worth. At May 31, 1997, this ratio was 0.46:1. In addition, an escalating amount of MMC's mortgage related securities are required to remain unpledged. At May 31, 1997, that requirement was $28.8 million, and at that date $66.4 million of the mortgage related securities were unpledged, resulting in $37.6 million of mortgage related securities available for pledging.

     While MMC believes that it will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all. At May 31, 1997, no commitments existed for material capital expenditures.

     MMC also sells loans through whole loan sales. MMC has entered into agreements with 3 financial institutions to which an aggregate of $556.4 million in principal amount of loans had been sold at May 31,

1997, for amounts ranging between 90% - 103% of the remaining principal balances, plus accrued interest. Pursuant to the agreements, the purchasers are entitled to receive interest at various rates. MMC retained the right to service the loans and the right to receive the difference (excess interest) between the sold loans' stated interest rate and the yield to the purchasers. Pursuant to the agreements, MMC is required to maintain reserve accounts ranging from 1% of the declining principal balance of the loans sold up to 100% of the principal balance of conventional loans over 150 days past due, which are funded from the excess interest received by MMC, less its servicing fee.

     In the first quarter of fiscal 1997, MMC entered into an agreement with a financial institution, providing for the purchase of up to $2 billion of loans over a five-year period. Pursuant to the agreement, Mego Financial issued to the financial institution a four-year warrant to purchase one million shares of Mego Financial common stock at an exercise price of $7.125 per share. The agreement also provides (i) that so long as the aggregate principal balance of loans purchased by the financial institution and not resold to third parties exceeds $100 million (temporarily increased to $150 million through August 31, 1997), the financial institution shall not be obligated to purchase, and MMC shall not be obligated to sell, loans under the agreement and (ii) that the percentage of conventional loans owned by the financial institution at any one-time and acquired pursuant to the agreement shall not exceed 65% of the total amount of loans owned by the financial institution at such time and acquired pursuant to the agreement which provision has been waived from time to time. The value of the warrants of $3 million (0.15% of the commitment amount) as of the commitment date, was charged to MMC and is being amortized as the commitment for the purchase of loans is utilized. At May 31, 1997, $1.7 billion remained available to be sold under the commitment. These warrants were recorded as additional paid-in capital of Mego Financial.

     During the 9 months ended May 31, 1997 and 1996, MMC used net cash of $63 million and $10.3 million, respectively, in operating activities. During the 9 months ended May 31, 1997 and 1996, MMC used net cash of $1.5 million and $488,000, respectively, in investing activities, which was substantially expended for office equipment and furnishings and data processing equipment. During the 9 months ended May 31, 1997, MMC provided net cash of $68 million from financing activities, primarily due to the issuance of subordinated debt and common stock, compared to $10.9 million during the 9 months ended May 31, 1996.

     PEC -- Liquidity

     PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of taxes to the parent, payments of principal and interest on debt obligations, and payments of commissions and selling expenses in connection with the sale of timeshare interests and land. Commissions and selling expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through sales of receivables, PEC's lines of credit in the aggregate amount of up to $127.5 million and cash flows from operations. At May 31, 1997 no commitments existed for material capital expenditures.

     At May 31, 1997, PEC had arrangements with 4 institutional lenders for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for 5 lines of credit of up to an aggregate of $127.5 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At May 31, 1997, an aggregate of $62.4 million was outstanding under such lines of credit, and $65.1 million was available for borrowing. At August 31, 1996, $65.9 million had been borrowed under these lines. Under the terms of these lines of credit, PEC may borrow up to a range of 70% to 85% of the balances of the pledged timeshare and land receivables. Summarized lines of credit information and accompanying notes relating to these five lines of credit outstanding at May 31, 1997 consist of the following (thousands of dollars):

BORROWING
AMOUNT AT       MAXIMUM
 MAY 31,       BORROWING          REVOLVING            MATURITY               INTEREST
   1997         AMOUNT       EXPIRATION DATE(S)          DATE                   RATE
----------     ---------     -------------------    ---------------    ----------------------
$44,866(a)      $75,000      May 15, 2000           Various            Prime  +2.0% to 2.25%
  4,115(b)       15,000      May 30, 1998           Various            Prime  +2.0%
  6,365(c)       15,000      September 29, 1997     March 29, 1999     LIBOR +4.25%
  3,404(c)       15,000      February 6, 1998       August 6, 1999     LIBOR +4.25%
  3,602(d)        7,500      April 30, 1998         May 31, 2002       Prime  +2.0%

---------------

(a) Restrictions include PEC's requirement to maintain a tangible net worth of at least $20 million up to $25 million. The maximum borrowing amount was increased from $57 million to $75 million as of May 15, 1997. At May 31, 1997, $30.2 million was outstanding related to financings at prime +2.0%, of which $23.5 million of loans secured by land receivables mature May 15, 2010 and $6.7 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes $3.3 million in acquisition and development (A&D) financing maturing May 20, 1998 and $6.1 million maturing July 1, 2003 for the financing of corporate office buildings; both loans are amortizing loans and bear interest at prime +2.25%. The remaining outstanding receivables, A&D, and resort lobby loans outstanding of $5.3 million are at prime +2.0% and mature between January 31, 1998 and May 15, 2000.

(b) Restrictions include PEC's requirement to maintain a tangible net worth of $25 million during the life of the loan. At May 31, 1997, $1.5 million was outstanding under the A&D loan which matures in November 1997 and $2.6 million, maturing June 1, 2002 was outstanding under the receivables loan.

(c) Restrictions include PEC's requirement to maintain a tangible net worth of $17 million during the life of the loan. These credit lines include available financings for A&D and receivables, however only the A&D lines are currently outstanding and bear interest at 90 day LIBOR + 4.25%. The available receivable financings would be at 90 day LIBOR + 4% and have maturity dates of June 2005 and August 2005.

(d) Restrictions include PEC's requirement to maintain tangible net worth of $15 million. This credit line is for the purpose of financing receivables.

(e) Revolving expiration dates represent the expiration of the revolving features of the lines of credit, at which time the credit lines become loans with fixed maturities.

     Set forth below is a schedule of the cash shortfall arising from recognized and unrecognized sales for PEC for the periods indicated (thousands of dollars):

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           MAY 31,                 MAY 31,
                                                     -------------------     --------------------
                                                      1997        1996         1997        1996
                                                     -------     -------     --------     -------
Commissions and selling expenses attributable to
  recognized and unrecognized sales................  $ 8,643     $ 7,790     $ 25,055     $21,346
Less: Down payments................................   (3,606)     (3,552)     (10,348)     (9,724)
                                                     -------     -------     --------     -------
Cash shortfall.....................................  $ 5,037     $ 4,238     $ 14,707     $11,622
                                                     =======     =======     ========     =======

     During the 3 months ended May 31, 1997, PEC sold notes receivable of $10 million to a financial institution from which $8.5 million of the proceeds were used to reduce debt. The receivables, which have an average interest rate of 12.5%, were sold to yield a return of 9% to the purchasers, with all excess interest spread payable to PEC.

     At May 31, 1997, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $78.5 million. PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or otherwise subject to replacement or repurchase. The repurchase provisions provide for substitution of receivables as recourse for $76.8 million of sold notes receivable and cash payments for repurchase relating to $1.7 million of sold notes receivable. At May 31, 1997, the undiscounted amount of the recourse obligations on such notes receivable was $12 million. PEC periodically reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality.

     During the 9 months ended May 31, 1997 and 1996, PEC provided net cash of $4.4 million and used net cash of $14.7 million, respectively, in operating activities. During the 9 months ended May 31, 1997 and 1996, PEC used net cash of $439,000 and $5.6 million, respectively, in investing activities. During the 9 months ended May 31, 1997 and May 31, 1996, PEC used net cash of $4.5 million and provided net cash of $20.3 million, respectively, from financing activities.

     Company -- Liquidity

     At January 31, 1995, when accrual of payments to assignors ceased, $13.3 million was payable to the assignors. On March 2, 1995, the assignors agreed to defer payment of $10 million (subordinated debt) of the amounts due to them pursuant to an amendment to the Assignment and Assumption Agreement providing for the subordination of such amounts to payment of debt for money borrowed by the Company or obligations of the Company's subsidiaries guaranteed by the Company. In January 1997, the outstanding balance of payable to assignors of $2.6 million (including interest of $45,000) was paid in full. Additionally, effective March 1, 1997, the assignors received the first of 7 equal semiannual payments of $1,429,000 plus interest related to the repayment of the subordinated debt. These payments are collateralized by a pledge of PEC's outstanding stock. Interest of $218,000 was paid during the first half of fiscal 1997 related to payable to assignors and interest on subordinated debt of $500,000 was paid during the first half of fiscal 1997.

     During the 9 months ended May 31, 1997 and 1996, the Company used cash of $57.1 million and $23.5 million, respectively, in operating activities. During the 9 months ended May 31, 1997 and 1996, the Company used cash of $6.7 million and $4.5 million, respectively, in investing activities. During the 9 months ended May 31, 1997 and 1996, the Company provided cash of $69 million and $26.6 million, respectively, from financing activities, which was substantially from the MMC stock and debt offerings in November 1996.

     The Company believes that its capital requirements will be met from cash balances, internally generated cash, existing lines of credit, sales and securitizations of loans, the modification, replacement or addition to its credit lines, and new financings.

     The components of the Company's debt, including lines of credit consist of the following (thousands of dollars):

                                                                     MAY 31,     AUGUST 31,
                                                                      1997          1996
                                                                     -------     ----------
    Notes collateralized by receivables............................  $36,540      $ 41,568
    Mortgages collateralized by real estate properties.............   27,964        31,078
    Notes collateralized by excess servicing rights and mortgage
      related securities...........................................   10,996        10,000
    Installment contracts and other notes payable..................   23,527         1,803
                                                                     -------       -------
    Total..........................................................  $99,027      $ 84,449
                                                                     =======       =======

FINANCIAL CONDITION

  May 31, 1997 compared to August 31, 1996

     Cash and cash equivalents increased 162.6% to $8.4 million at May 31, 1997 from $3.2 million at August 31, 1996, primarily as a result of increased loan sales and borrowings by MMC.

     Restricted cash deposits increased 18% to $7.9 million at May 31, 1997 from $6.7 million at August 31, 1996, primarily due to an increase in the aggregate amount of securitizations.

     Notes receivable, net, increased 42.4% to $64.4 million at May 31, 1997 from $45.2 million at August 31, 1996, primarily as a result of MMC loan originations increasing and the timing of loan sales.

     The Company provides allowances for credit losses and cancellations, in amounts which, in the Company's judgment, will be adequate to absorb losses on notes receivable and loans after FHA insurance recoveries on the loans, that may become uncollectible. The Company's judgment in determining the adequacy of these allowances is based on its continual review of its portfolio which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, and current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. Changes in the allowances for cancellations and credit losses and the future estimated contingency for notes receivable sold with recourse for the three and nine months ended May 31, 1997 consist of the following (thousands of dollars):

    Balance at February 28, 1997...............................................  $21,430
      Provisions for credit losses and cancellations...........................    9,819
      Reductions of allowance due to loans sold without recourse or
         securitized...........................................................   (2,977)
      Amounts charged to allowances for cancellations..........................   (2,876)
                                                                                 -------
    Balance at May 31, 1997....................................................  $25,396
                                                                                 =======
    Balance at August 31, 1996.................................................  $20,939
      Provisions for credit losses and cancellations...........................   20,292
      Reductions of allowance due to loans sold without recourse or
         securitized...........................................................   (7,582)
      Amounts charged to allowances for cancellations..........................   (8,253)
                                                                                 -------
    Balance at May 31, 1997....................................................  $25,396
                                                                                 =======

     The allowances for credit losses and cancellations and the future estimated contingency for notes receivable sold with recourse consist of the following at these dates (thousands of dollars):

                                                             MAY 31, 1997     AUGUST 31, 1996
                                                             ------------     ---------------
    Allowances for credit losses and cancellations,
      excluding valuation discount.........................    $  9,791           $11,607
    Future estimated contingency for notes receivable sold
      with recourse........................................      15,605             9,332
                                                                -------           -------
         Total.............................................    $ 25,396           $20,939
                                                                =======           =======

     Excess servicing rights decreased to $0 at May 31, 1997 from $14.3 million at August 31, 1996 due to the implementation of SFAS 125, which requires the reclassification of excess servicing rights as mortgage related securities which are carried at fair market value. The excess cash flow created through securitizations which had been recognized as excess servicing rights on loans repurchased and securitized are included in the cost basis of the mortgage related securities. Mortgage related securities were $94.3 million at May 31, 1997 and $22.9 million at August 31, 1996. The increase is due to the increased value of loans originated and securitized and the reclassification of excess servicing rights. See Note 5 of Notes to Consolidated Financial Statements.

     Mortgage servicing rights increased 102.5% to $7.8 million at May 31, 1997 from $3.8 million at August 31, 1996 as a result of increased loan originations with subsequent loan sales with servicing retained to $316.6 million during the first 9 months of fiscal 1997 from $88.1 million during the first 9 months of 1996.

     Property and equipment, net, increased 24.8% to $25.3 million at May 31, 1997 from $20.3 million at August 31, 1996 due to increased purchases of office equipment related to facility expansion and building, water, and sewer improvements.

     Notes and contracts payable increased 17.3% to $99 million at May 31, 1997 from $84.4 million at August 31, 1996 due to the increased borrowings by MMC and PEC to fund loans and receivables as a result of the overall growth in MMC's and PEC's business.

     Accounts payable and accrued liabilities increased to $26.5 million at May 31, 1997 from $19.7 million at August 31, 1996 primarily as a result of the increased amounts due to investors on sold loans and interest payable on subordinated debt.

     Future estimated contingency for notes receivable sold with recourse increased 67.2% to $15.6 million at May 31, 1997 from $9.3 million at August 31, 1996. Loans sold with recourse which were reacquired and included in the 1996 securitizations decreased the amount needed for this allowance while increased loan sales increased the allowance requirements. Recourse to Mego Financial on sales of loans is limited to sales made by PEC and is governed by the agreements between the purchasers and PEC. Mego Financial is a guarantor of PEC's recourse obligations. Recourse on the whole loan sales made by MMC is limited to the future excess spread MMC will receive and existing reserves. The allowance for credit losses on loans sold with recourse represents the Company's estimate of its probable future credit losses to be incurred over the lives of the loans considering estimated future FHA insurance recoveries on Title I Loans. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations, as MMC has no recourse obligation, other than for customary representations and warranties, under those securitization agreements. Estimated credit losses on loans sold through securitizations are considered in MMC's valuation of its residual interest securities.

     Income taxes payable increased 51.9% to $16.7 million at May 31, 1997 from $11 million at August 31, 1996 due to taxable income for the period and taxes on the sale of MMC stock. See Note 4 of Notes to Consolidated Financial Statements for further discussion. The Company generally records a loss for tax purposes in the year of sale of timeshare interests and land sold on installments because it recognizes costs and expenses (other than cost of sales for which only a portion is recognized in the year of sale) at that time while recognizing associated revenues only when received in subsequent years. As a result, the Company has accumulated federal NOL carryforwards and has made less than a full provision at the statutory rates for federal income taxes for the nine months ended May 31, 1997, due to partial utilization of these NOL carryforwards. No assurance can be given that the Company has sufficient NOL carryforwards to fully offset its income for the current fiscal year, that the Company will continue to generate sufficient NOL carryforwards to offset future income or that future changes in tax laws will not adversely affect the Company's tax position. See Note 7 of Notes to Consolidated Financial Statements.

     Stockholders' equity increased 83.4% to $47.4 million at May 31, 1997 from $25.9 million at August 31, 1996 as a result of the sale of MMC stock, the issuance of a warrant valued at $3 million for the purchase of 1 million shares of Mego Financial common stock, the exercise of warrants to purchase 300,000 shares of Mego Financial common stock for an exercise price of $360,000, and net income applicable to common stock of $10.1 million during the 9 months ended May 31, 1997. In February 1997, warrants outstanding to purchase 300,000 shares of Mego Financial common stock at an exercise price of $1.20 per share were exercised in full for $360,000 and 300,000 shares of Mego Financial common stock were subsequently issued in March 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS 125) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. As required by the statement, the Company adopted the new requirements effective January 1, 1997 and applied them prospectively. No material impact resulted from the implementation of SFAS 125. See Note 5 of Notes to Consolidated Financial Statements.

     The FASB issued SFAS No. 128, "Earnings per Share," (SFAS 128) in March 1997, effective for financial statements issued after December 15, 1997. The statement provides simplified standards for the computation and presentation of earnings per share (EPS), making EPS comparable to international standards. SFAS 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under Accounting Principles Board Opinion No. 15. See Note 5 of Notes to Consolidated Financial Statements for further discussion and SFAS 128 pro forma calculations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company intends to provide the pro forma and other additional disclosure about stock-based employee compensation in its financial statements for the year ending August 31, 1997 as required by SFAS 123.

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On December 26, 1996, in the matter of "In re Mego Financial Corp. Securities Litigation," Master File No. CV-9-95-01082-LDG (RLH) (the "Litigation"), in the United States District Court for the District of Nevada (the "Court"), which matter was described in the Company's Form 10-K for the fiscal year ended August 31, 1996 (the "1996 10-K"), Michael Nadler ("Nadler") filed a purported class action complaint against the Company, certain of the Company's officers and directors, and the Company's independent auditors. On February 13, 1997, defendants moved to dismiss Nadler's complaint. On March 13, 1997, Nadler filed a "Motion for the Filing of a Consolidated Complaint and a Class Certification Motion, the Holding of a Pretrial Conference and the Suspension of Briefing on Defendants' Motions to Dismiss." The Company opposed that motion. On March 31, 1997, the Court issued an Order that, among other things, denied, without prejudice to refiling after either the filing of a consolidated complaint or a ruling on Nadler's motion for the filing of a consolidated complaint, defendants' motions to dismiss Nadler's complaint. On May 31, 1997, the Court issued an Order denying Nadler's "Motion to Compel Compliance with Local Rule 26-6" against the Company and its officers and directors, and granting that motion against other parties, who have moved for reconsideration.

     On May 12, 1997, counsel for the plaintiffs in the Dunleavy and Peyser actions, which were described in the 1996 10-K, and counsel for the defendants executed a Memorandum of Understanding with respect to a proposed settlement. The proposed settlement, which is subject to a number of conditions, including approval by the Court, calls for certification, for settlement purposes only, of a class consisting of all purchasers of Mego Financial stock (excluding the defendants and their respective directors, executive officers, partners and affiliates and their respective immediate families, heirs, successors and assigns) during the period from January 14, 1994 through November 9, 1995, inclusive, and for creation of a settlement fund of $1.725 million. The portion of this amount to be contributed by the Company, net of anticipated insurance proceeds, is not expected to have a material, adverse effect on the Company. The parties anticipate submitting papers to the Court in due course seeking approval of the settlement. Final approval of the settlement is expected to dispose of all class claims in the Litigation, including those asserted by Nadler. The Company believes that it has substantial defenses to all of the complaints that have been filed against it; however, the Company presently cannot predict the outcome of this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBIT NUMBER                                  DESCRIPTION
    --------------   -------------------------------------------------------------------------
    10.113           Employment Agreement between Jerome C. Cohen and Mego Financial Corp.
                     dated September 1, 1996.
    10.114           Purchase and Servicing Agreement between Preferred Equities Corporation as Seller and BankBoston, N.A. as Purchaser dated May 30, 1997.
    10.115           Second Amended and Restated and Consolidated Loan and Security Agreement
                     between Preferred Equities Corporation as Borrower and FINOVA Capital
                     Corporation as lender, dated May 15, 1997.
    10.116           Form of Owners Association Agreement between Resort Condominiums
                     International, Inc. and Homeowners Associations with schedule listing the associations.
    10.117           Loan Purchase Agreement dated as of November 1, 1996 between Financial
                     Asset Securities Corp. and Mego Mortgage Corporation.
    10.118           Pooling and Servicing Agreement dated as of November 1, 1996 among
                     Financial Asset Securities Corp., Mego Mortgage Corporation, Norwest Bank
                     Minnesota, N.A. and First Trust of New York, National Association.
    10.119           Home Loan Purchase Agreement dated as of February 1, 1997 between
                     Financial Asset Securities Corp. and Mego Mortgage Corporation.
    10.120           Sale and Servicing Agreement dated as of February 1, 1997 among Mego
                     Mortgage Home Loan Owner Trust 1997-1, Financial Asset Securities Corp.,
                     Mego Mortgage Corporation, Norwest Bank Minnesota, N.A. and First Trust
                     of New York, National Association.
    10.121           Trust Agreement dated as of February 1, 1997 among Financial Asset
                     Securities Corp., Mego Mortgage Corporation, Wilmington Trust Company and
                     First Trust of New York, National Association.
    10.122           Home Loan Purchase Agreement dated as of May 1, 1997 between Financial
                     Asset Securities Corp. and Mego Mortgage Corporation.
    10.123           Sale and Servicing Agreement dated as of May 1, 1997 among Mego Mortgage
                     Home Loan Owner Trust 1997-2, Financial Asset Securities Corp., Mego
                     Mortgage Corporation, Norwest Bank Minnesota N.A. and First Trust of New
                     York, National Association.
    10.124           Trust Agreement dated as of May 1, 1997 among Financial Asset Securities
                     Corp., Mego Mortgage Corporation, Wilmington Trust Company and First
                     Trust of New York, National Association.
    10.125           Home Loan Purchase Agreement dated as of June 14, 1997 between Financial
                     Asset Securities Corp. and Mego Mortgage Corporation.
    10.126           Sale and Servicing Agreement dated as of June 14, 1997 among Mego
                     Mortgage Home Loan Owner Trust 1997-3, Financial Asset Securities Corp.,
                     Mego Mortgage Corporation, Norwest Bank Minnesota N.A. and First Trust of
                     New York, National Association.
    10.127           Trust Agreement dated as of June 14, 1997 among Financial Asset
                     Securities Corp., Mego Mortgage Corporation, Wilmington Trust Company and
                     First Bank National Association.
    27.1             Financial Data Schedule (for SEC use only)

No reports on Form 8-K were filed during the period.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MEGO FINANCIAL CORP.

                                          By: /s/ CHARLES G. BALTUSKONIS
                                            ------------------------------------
                                            Charles G. Baltuskonis
                                            Vice President and Chief Accounting
                                              Officer

Date: July 14, 1997