Form 10-K/A
period 1996-08-31
MEGO FINANCIAL CORP
filed 1997-08-01
CIK 736035

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-8645
                            ------------------------

                              MEGO FINANCIAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEW YORK                                     13-5629885
       (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
    4310 PARADISE ROAD, LAS VEGAS, NEVADA                         89109
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 702-737-3700

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     As of November 8, 1996, 18,433,121 shares of the registrant's Common Stock were outstanding. The aggregate market value of Common Stock held by non-affiliates of the registrant as of November 8, 1996 was approximately $170,506,369, based on a closing price of $9.25 for the Common Stock as reported on the NASDAQ National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company is a specialty financial services company that, through its wholly-owned subsidiary, Preferred Equities Corporation (PEC), and its 81.3% owned subsidiary, Mego Mortgage Corporation (MMC), is engaged primarily in originating, selling and servicing consumer receivables generated through home improvement loans and timeshare and land sales. MMC originates Title I home improvement loans insured by the Federal Housing Administration (FHA) of the Department of Housing and Urban Development (HUD) and conventional home improvement and equity loans through a network of loan correspondents and home improvement contractors. PEC markets and finances timeshare interests in select resort areas, as well as retail lots and land parcels. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it sells and services. Timeshare and land sales have historically accounted for most of the Company's revenues and profits; however, since March 1994, when MMC commenced operations, originating, selling and servicing home improvement loans have accounted for an increasing portion of revenues and profits. Total revenues contributed by PEC were $60.6 million, $56.8 million and $47.4 million for 1996, 1995 and 1994, respectively. Total revenues contributed by MMC were $25 million, $13.6 million and $751,000 for 1996, 1995, and 1994, respectively. For additional information regarding the Company's business segments, see Note 25 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

     As further described in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Subsequent Event, in November 1996 MMC issued 2,300,000 shares of its common stock and $40 million of 12.5% Senior Subordinated Notes due 2001 in public offerings. As a result of these transactions, the Company's ownership in MMC declined to 81.3% and consolidated outstanding debt increased $40 million.

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

     MMC's borrowers are individuals who own their home and have appropriate verifiable income but may have limited access to traditional financing sources due to insufficient home equity, limited credit history or high ratios of debt service to income. These borrowers require or seek a high degree of personalized service and prompt response to their loan applications. As a result, MMC's borrowers generally are not averse to paying higher interest rates that MMC charges for its loan programs as compared to the interest rates charged by banks and other traditional financial institutions. MMC has developed a proprietary credit index profile that includes as a significant component the credit evaluation score methodology developed by Fair, Isaac and Company (FICO) to classify borrowers on the basis of likely future performance. The other components of MMC's scoring system include debt to income ratio, employment history and residence stability. MMC charges varying rates of interest based upon the borrower's credit profile and income. MMC quotes higher interest rates for those borrowers exhibiting a higher degree of risk. The borrowers' credit standing and/or lack of collateral may preclude them from obtaining alternate funding. For the year ended August 31, 1996, the loans originated by MMC had a weighted-average interest rate of 14.03%.

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

  PRODUCT EXTENSION AND EXPANSION

     MMC intends to continue to review its loan programs and introduce new loan products to meet the needs of its customers. MMC will also evaluate products or programs that it believes are complementary to its current products for the purpose of enhancing revenue by leveraging and enhancing MMC's value to its existing network of Correspondents and Dealers. MMC believes that its introduction of new loan products will enhance its relationship with its Dealers and Correspondents and enable it to become a single source for their various financing needs. Since it commenced operations, MMC has originated Title I Loans from both its Dealers and Correspondents. In May 1996, MMC broadened these activities to include non-FHA insured home improvement loans and combination home improvement and debt consolidation loans. To date, these non-FHA insured loans have been originated solely through Correspondents. All of these loans, which permit loan amounts up to $60,000 with fixed rates and 20-year maturities, are secured by a lien, generally junior in priority, on the respective primary residence. MMC intends to offer pure debt consolidation loans in the first quarter of fiscal 1997. MMC also intends to offer non-FHA insured loans through its Dealer division in the first quarter of 1997 and to make direct debt consolidation loans to borrowers originated by the Dealer division in conjunction with home improvement financing.

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

     Title I Loans are required to bear fixed rates of interest and, with limited exceptions, be fully amortizing with equal weekly, bi-weekly, semi-monthly or monthly installment payments. Title I Loan terms may not be less than 6 months nor more than 240 months in the case of secured Title I Loans or 120 months in the case of unsecured Title I Loans. Subject to other federal and state regulations, the lender may establish the interest rate to be charged in its discretion.

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

  LENDING OPERATIONS

     MMC has two principal divisions for the origination of loans, the Correspondent Division and the Dealer Division. The Correspondent Division represents MMC's largest source of loan originations. Through its Correspondent Division, MMC originates loans through a nationwide network of Correspondents including financial intermediaries, mortgage companies, commercial banks and savings and loan institutions. MMC typically originates loans from Correspondents on an individual loan basis, pursuant to which each loan is pre-approved by MMC and is purchased immediately after the closing. The Correspondent Division conducts operations from its headquarters in Atlanta, Georgia, with a Vice President of Operations responsible for underwriting and processing and five account executives supervised by the Vice
President -- National Marketing responsible for developing and maintaining relationships with Correspondents. At August 31, 1996, the Company had a network of approximately 310 active Correspondents.

     In addition to purchasing individual Direct Title I Loans and Conventional Loans, from time to time the Correspondent Division purchases portfolios of loans from Correspondents. In March 1994, MMC purchased a portfolio of Direct Title I Loans originated by another financial institution, which consisted of 211 loans with an aggregate remaining principal balance of $1.4 million.

     The Dealer Division originates Dealer Title I Loans through a network of Dealers, consisting of home improvement construction contractors approved by the Company, by acquiring individual retail installment contracts (Installment Contracts) from Dealers. An Installment Contract is an agreement between the Dealer and the borrower pursuant to which the Dealer performs the improvements to the property and the borrower agrees to pay in installments the price of the improvements. Before entering into an Installment Contract with a borrower, the Dealer assists the borrower in submitting a loan application to MMC. If the loan application is approved, the Dealer enters into an Installment Contract with the borrower, the Dealer assigns the Installment Contract to MMC upon completion of the home improvements and MMC, upon receipt of the requisite loan documentation (described below) and completion of a satisfactory telephonic interview with the borrower, pays the Dealer pursuant to the terms of the Installment Contract. The Dealer Division maintains 13 branch offices located in Montvale, New Jersey; Kansas City, Missouri; Las Vegas, Nevada; Austin, Texas; Oklahoma City, Oklahoma; Seattle, Washington; Waterford, Michigan; Columbus, Ohio; Elmhurst, Illinois; Philadelphia, Pennsylvania; Denver, Colorado; Woodbridge, Virginia; and Bowie, Maryland through which it conducts its marketing to Dealers in the state in which the branch is located as well as certain contiguous states. The Dealer Division is operated with a Vice President of Operations responsible for loan processing and underwriting, two regional managers, and 13 field representatives supervised by the Vice President -- National Marketing who are responsible for marketing to Dealers. At August 31, 1996, MMC had a network of approximately 435 active Dealers doing business in 32 states. MMC intends to commence offering Conventional Loans through its Dealer Division.

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

     The following table sets forth certain data regarding loan applications processed and loans originated by MMC during the periods indicated:

                                                        YEAR ENDED AUGUST 31,
                                 --------------------------------------------------------------------
                                         1996                     1995                   1994
                                 ---------------------    --------------------    -------------------
Loan Applications:
  Number processed.............        42,236                  27,608                  3,512
  Number approved..............        20,910                  15,956                  1,984
  Approval ratio...............          49.5%                   57.8%                  56.5%

Loan Originations:
  Principal amount of loans:
  Correspondents:
     Title I...................  $ 82,596,197     59.3%   $63,792,680     72.7%   $5,251,647     64.3%
     Conventional..............    11,582,108      8.3             --       --            --       --
                                 ------------    -----    -----------    -----    ----------    -----
          Total
            Correspondents.....    94,178,305     67.6     63,792,680     72.7     5,251,647     64.3
                                 ============    =====    ===========    =====    ==========    =====
  Dealers......................    45,188,721     32.4     23,957,829     27.3     1,492,318     18.3
  Bulk purchase................            --       --             --       --     1,420,150     17.4
                                 ------------    -----    -----------    -----    ----------    -----
          Total................  $139,367,026    100.0%   $87,750,509    100.0%   $8,164,115    100.0%
                                 ============    =====    ===========    =====    ==========    =====
Number of loans:
  Correspondents:
     Title I...................         4,382     50.9%         3,437     59.1%          338     47.4%
     Conventional..............           392      4.6             --       --            --       --
                                 ------------    -----    -----------    -----    ----------    -----
          Total
            Correspondents.....         4,774     55.5          3,437     59.1           338     47.4
                                 ============    =====    ===========    =====    ==========    =====
  Dealers......................         3,836     44.5          2,381     40.9           164     23.0
  Bulk purchase................            --       --             --       --           211     29.6
                                 ------------    -----    -----------    -----    ----------    -----
          Total................         8,610    100.0%         5,818    100.0%          713    100.0%
                                 ============    =====    ===========    =====    ==========    =====
Average principal balance of
  loans........................  $     16,187             $    15,083             $   11,450
Weighted-average interest rate
  on loans originated..........         14.03%                  14.55%                 14.18%
Weighted-average term on loans
  originated (months)..........           198                     188                    175

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

  CONVENTIONAL LOANS

     MMC has implemented policies for its Conventional Loan program that are designed to minimize losses by adhering to high credit quality standards or requiring adequate loan-to-value levels. MMC will only make Conventional Loans to borrowers with an "A" or "B" credit grade using the CIP. Through August 31, 1996, MMC's portfolio of Conventional Loans originated through its Correspondent Division had been evaluated as an "A" credit risk and had a weighted-average (i) FICO score of 661, (ii) gross debt to income ratio of 38%, (iii) interest rate of 14% and (iv) loan-to-value ratio of 110%, as well as an average loan amount of $28,569. Substantially all of the Conventional Loans originated to date by MMC are secured by first or second mortgage liens on single family, owner occupied properties.

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

  TITLE I LOANS

     The Title I Loans originated by MMC are executed on forms meeting FHA requirements as well as federal and state regulations. Loan applications and Installment Contracts are submitted to MMC's processing headquarters for credit verification. The information provided in loan applications is first verified by, among other things, (i) written confirmations of the applicant's income and, if necessary, bank deposits, (ii) a formal credit bureau report on the applicant from a credit reporting agency, (iii) a title report, (iv) if necessary, a real estate appraisal and (v) if necessary, evidence of flood insurance. Appraisals for Title I Loans, when necessary, are generally prepared by preapproved independent appraisers that meet MMC's standards for experience, education and reputation. Loan applications are also reviewed to ascertain whether or not they satisfy MMC's underwriting criteria, including loan-to-value ratios (if non-owner occupied), borrower income qualifications, employment stability, purchaser requirements and necessary insurance and property appraisal requirements. MMC will make Title I Loans to borrowers with an "A" to "C" credit grade based on CIP score and lien position. Since the implementation of the CIP scoring system in February 1996, through August 31, 1996, MMC's portfolio of Title I Loans originated through its Correspondent and Dealer Divisions had been evaluated as a "C+" and "B" credit risk, respectively, and had a weighted-average FICO score of 637 and 645, respectively. MMC's underwriting guidelines for Title I Loans meet FHA's underwriting criteria. Completed loan packages are sent to MMC's underwriting department for predisbursement auditing and funding.

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

     MMC's underwriting personnel review completed loan applications to verify compliance with MMC's underwriting standards, FHA requirements and federal and state regulations. In the case of Title I Loans being acquired from Dealers, MMC conducts a prefunding telephonic interview with the property owner to determine that the improvements have been completed in accordance with the terms of the Installment Contract and to the owner's satisfaction. MMC utilizes a nationwide network of independent inspectors to perform on-site inspections of improvements within the time frames specified by the Title I program.

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

     Under the direction of the Vice President of Credit Quality and Regulatory Compliance, a variety of review functions are accomplished. On a daily basis, a sample of recently approved loans are reviewed to insure compliance with underwriting standards. Particular attention is focused on those underwriters who have developed a higher than normal level of exceptions. In addition to this review, MMC has developed a staff of post-disbursement review auditors which reviews 100% of recently funded accounts, typically within two weeks of funding. All credit reports are analyzed, debt-to-income ratios recalculated, contingencies monitored and loan documents inspected. Exception reports are forwarded to the respective Vice Presidents of Production as well as senior management. MMC also employs a Physical Inspection Group that is responsible for monitoring the inspection of all homes which are the subject of home improvement loans. Noncompliance is tracked by loan source and serves as another method of evaluating a loan source relationship.

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

  LOAN SERVICING

     MMC's strategy has been to retain the servicing rights associated with the loans it originates. MMC's loan servicing activities include responding to borrower inquiries, processing and administering loan payments, reporting and remitting principal and interest to the whole loan purchasers who own interests in the loans and to the trustee and others with respect to securitizations, collecting delinquent loan payments, processing Title I insurance claims, conducting foreclosure proceedings and disposing of foreclosed properties and otherwise administering the loans. MMC's various loan sale and securitization agreements allocate a portion of the difference between the stated interest rate and the interest rate passed through to purchasers of its loans to servicing revenue. Servicing fees are collected by MMC out of monthly loan payments. Other sources of loan servicing revenues include late charges and miscellaneous fees. MMC uses a sophisticated computer based mortgage servicing system that it believes enables it to provide effective and efficient administering of Conventional and Title I Loans. The servicing system is an on-line real time system developed and maintained by MMC's affiliate, PEC. It provides payment processing and cashiering functions, automated payoff statements, on-line collections, statement and notice mailing along with a full range of investor reporting requirements. MMC has entered into a sub-servicing agreement with PEC for the use of the system and continuous support. The monthly investor reporting package includes a trial balance, accrued interest report, remittance report and delinquency reports. Formal written procedures have been established for payment processing, new loan set-up, customer service, and tax and insurance monitoring.

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

     The following table sets forth certain information regarding MMC's loan servicing for the periods indicated (thousands of dollars):

                                                            YEAR ENDED AUGUST 31,
                                                       --------------------------------
                                                         1996        1995       1994(1)
                                                       --------     -------     -------
        Servicing portfolio at beginning of year...... $ 92,286     $ 8,026     $   --
        Additions to servicing portfolio..............  139,367      87,751      8,164
        Reductions in servicing portfolio(2)..........  (17,464)     (3,491)      (138)
                                                       --------     -------     ------
        Servicing portfolio at end of year............ $214,189     $92,286     $8,026
                                                       ========     =======     ======
        Servicing portfolio (end of year):
          Company-owned loans......................... $  4,698     $ 3,720     $1,471
          Sold loans..................................  209,491      88,566      6,555
                                                       --------     -------     ------
                  Total............................... $214,189     $92,286     $8,026
                                                       ========     =======     ======

---------------

(1) MMC commenced its Title I lending operations in March 1994.

(2) Reductions result from scheduled payments, prepayments and write-offs during the period.

     The following table sets forth the delinquency and Title I insurance claims experience of loans serviced by MMC as of the dates indicated (thousands of dollars):

                                                            YEAR ENDED AUGUST 31,
                                                      ---------------------------------
                                                        1996          1995        1994
                                                      --------       -------     ------
        Delinquency period(2)
          31-60 days past due........................     2.17%         2.58%      2.06%
          61-90 days past due........................     0.85          0.73       0.48
          91 days and over past due..................     4.53(3)       0.99       0.36
          91 days and over past due, net of claims
             filed(4)................................     1.94          0.61       0.26
        Claims filed with HUD(5).....................     2.59          0.38       0.10
        Number of Title I insurance claims...........      255            23          1
        Total servicing portfolio at end of period... $214,189       $92,286     $8,026
        Amount of FHA insurance available(6)......... $ 21,205       $ 9,552     $  813
        Amount of FHA insurance available as a
          percentage of loans serviced (end of
          year)......................................     9.90%(6)     10.35%     10.13%
        Losses on liquidated loans(7)................ $     32       $  16.8     $   --

---------------

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

     MMC has received an average amount equal to 96.9% of the outstanding principal balance of Title I Loans for which claims have been made, each payment including certain interest and costs. The processing and payment of claims filed with HUD have been delayed for a number of reasons including (i) furloughs experienced by HUD personnel in December 1995 and January 1996, (ii) the growth in the volume of Title I Loans originated from approximately $750 million in 1994 to $1.3 billion in 1995 without a corresponding increase in HUD personnel to service claims and (iii) the transition of processing operations to regional centers during the second and third quarters of 1996. It is expected that once appropriate staffing and training have been completed at HUD regional centers, the time frame for payment of HUD claims will be significantly shortened.

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

                                                             YEAR ENDED AUGUST 31,
                                                        -------------------------------
                                                          1996        1995        1994
                                                        --------     -------     ------
        Principal amount of loans sold to third party
          purchasers................................... $137,908(2)  $85,363     $6,555
        Gain on sales of loans to third party
          purchasers...................................   17,994      12,233        579
        Net unrealized gain on mortgage related
          securities...................................    2,697          --         --
        Weighted-average stated interest rate on loans
          sold to third party purchasers...............    14.09%      14.53%     14.15%
        Weighted-average pass-through interest rate on
          loans sold to third party purchasers.........     7.50        8.36       8.54
        Weighted-average excess spread retained on
          loans sold...................................     6.59        6.17       5.61

---------------

(1) MMC commenced originating loans in March 1994.

(2) Includes $10.5 million of Conventional Loans.

     At August 31, 1996 and 1995, MMC's Statement of Financial Condition reflected excess servicing rights of approximately $12.1 million and $14.5 million, respectively. MMC also retains mortgage related securities through securitization transactions. At August 31, 1996, MMC's Statement of Financial Condition reflected $22.9 million of mortgage related securities. MMC derives a significant portion of its income by realizing gains upon the sale of loans and loan participations due to the excess servicing rights associated with such loans. Excess servicing rights represent the excess of the interest rate payable by a borrower on a loan over the interest rate passed through to the purchaser of an interest in the loan, less MMC's normal servicing fee and other applicable recurring fees. Mortgage related securities consist of certificates representing the excess of the interest rate payable by an obligor on a sold loan over the yield on pass-through certificates sold pursuant to a securitization transaction, after payment of servicing and other fees. When loans are sold, MMC recognizes as current revenue the present value of the excess servicing rights expected to be realized over the anticipated average life of the loans sold less future estimated credit losses relating to the loans sold. The capitalized excess servicing rights and valuation of mortgage related securities are computed using prepayment, default and interest rate assumptions that MMC believes are reasonable based on experience with its own portfolio, available market data and ongoing consultation with industry participants. The amount of revenue recognized by the Company upon the sale of loans or loan participations will vary depending on the assumptions utilized. The weighted-average discount rate used to determine the present value of the balance of capitalized excess servicing rights reflected on MMC's Statement of Financial Condition at August 31, 1996 and 1995 was approximately 12%.

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

     At August 31, 1996 and 1995, MMC's Statements of Financial Condition reflected mortgage servicing rights of approximately $3.8 million and $1.1 million, respectively. The fair value of capitalized mortgage servicing rights was estimated by taking the present value of expected net cash flows from mortgage servicing using assumptions MMC believes market participants would use in their estimates of future servicing income and expense, including assumptions about prepayment, default and interest rates. Capitalized mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The estimate of fair value was based on a range of 100 to 125 basis points per year servicing fee, reduced by estimated costs of servicing, and using a discount rate of 12% in the years ended August 31, 1996 and 1995. MMC has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with industry participants.

     In furtherance of MMC's strategy to sell loans through securitizations, in March 1996 and August 1996, MMC completed its first two securitizations pursuant to which it sold pools of $84.2 million and $48.8 million, respectively, of Title I Loans. MMC previously reacquired at par $77.7 million and $36.2 million of such loans, respectively. Pursuant to these securitizations, pass-through certificates evidencing interests in the pools of loans were sold in a public offering. MMC continues to sub-service the sold loans and is entitled to receive from payments in respect of interest on the sold loans, a servicing fee equal to 1.25% of the balance of each loan with respect to the March transaction and 1% with respect to the August transaction. In addition, with respect to both transactions, MMC received certificates (carried as mortgage related securities on MMC's statements of financial condition), representing the interest differential, after payment of servicing and other fees, between the interest paid by the obligors of the sold loans and the yield on the sold certificates. MMC may be required to repurchase loans that do not conform to the representations and warranties made by MMC in the securitization agreements.

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

  INTEREST RATE RISKS

     Changes in interest rates affect MMC's business in a variety of ways, including decreased demand for loans during periods of higher interest rates, fluctuations in profits derived from the difference between short-term and longterm interest rates and increases in prepayment rates during periods of lower interest rates. The profits realized by MMC from home improvement loans are, in part, a function of the difference between fixed long-term interest rates, at which MMC originates its home improvement loans, and adjustable short-term interest rates, at which MMC finances such loans until the closing of the sale of such loans. Generally, short-term rates are lower than long-term rates and MMC benefits from the positive interest rate differentials during the time the loans are held by MMC pending the closing of the sale of such loans. During the period from 1994 through the present, the interest rate differential was high and this fact contributed significantly to MMC's net interest income. The interest rate differential may not continue at such favorable levels in the future.

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

     In order to enhance its competitive position, in April 1995, PEC entered into a strategic alliance pursuant to which PEC was granted a ten-year (including a renewal option) exclusive license to operate both its existing and future timeshare properties under the name "Ramada Vacation Suites." PEC has renamed its timeshare resorts. The Company believes that this affiliation has enabled it to capitalize on the Ramada reputation, name recognition and customer profile, which closely matches PEC's customer profile. The arrangement provides for the payment by PEC of an initial access fee of $1 million, which has been paid, and monthly recurring fees equal to 1% of PEC's Gross Sales (as defined) each month through January 1996 and 1.5% of PEC's Gross Sales each month commencing in February 1996. The initial term of the arrangement is 5 years and PEC has the option to renew the arrangement for an additional term of 5 years, if PEC has met certain conditions, including the addition of at least 20,000 timeshare interests during the initial term and the payment of minimum annual fees. In addition to the grant of the license, the arrangement provides for the establishment of joint marketing programs. The Company believes it has benefited from the use of the Ramada name, but is unable to quantify the amount of such benefit.

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

     The Ramada Vacation Suites -- Hilltop, formerly known as The Overlook Lodge, is a 117-room complex complete with indoor swimming pool, restaurant, cocktail lounge and meeting room facilities. Upon conversion, the complex will consist of 56 one and two-bedroom units to be sold as 2,856 timeshare interests. The resort is located in Steamboat Springs, Colorado, in close proximity to the area's ski slopes and attractions. The timeshare interests will be available for sale upon completion of improvements and registration with the state of Colorado, which is expected to be completed by the fall of 1997.

     The following table set forth certain information regarding the timeshare interests at the Company's resort properties:

                                                                                        STEAMBOAT
                                             LAS VEGAS   RENO    WAIKIKI   BRIGANTINE    SPRINGS    TOTAL
                                             ---------   -----   -------   ----------   ---------   ------
Maximum number of timeshare interests......    21,879    4,845    4,160       5,508        3,060    39,452
Net number of timeshare interests sold
  through August 31, 1996..................    17,667    4,219    3,693       4,989(1)     1,247    31,815
Number of timeshare interests available for
  sale at August 31, 1996..................     4,212      626      467         519        1,813     7,637
Percent sold through August 31, 1996.......        81%      87%      89%         91%          41%       81%
Number of timeshare interests sold during
  the year ended August 31, 1996...........     4,068      585      648          90        1,591     6,982
Number of timeshare interests reacquired
  during the year ended August 31, 1996
  through:
  Contract cancellations...................       694      213      122          89           98     1,216
  Exchanges(3).............................     2,003      391      350          81          480     3,305
  Acquired for unpaid maintenance fees.....       173       44      160          27           --       404
                                              -------    -----    -----      ------       ------    ------
     Total number of timeshare interests
       reacquired..........................     2,870      648      632         197          578     4,925
                                              -------    -----    -----      ------       ------    ------
Net number of timeshare interests sold
  (reacquired) during the year ended August
  31, 1996.................................     1,198      (63)      16        (107)       1,013     2,057
Additional timeshare interests under
  development(2)...........................     3,624       --       --          --           --        --
Sales prices of timeshare interests
  available at August 31, 1996 range
  From.....................................   $ 6,150    6,250    3,950       5,150        6,950       N/A
  To.......................................   $15,000    9,850    5,950      15,450       23,950       N/A

---------------

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

(3) These exchanges are primarily related to customers exchanging and/or upgrading their current property to generally higher quality and higher priced units.

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

     RCI has a total of more than 2,983 participating resort facilities located worldwide. Approximately 41.8% of the participating facilities are located in the United States and Canada. PEC and the Owner's Association of each of PEC's timeshare resorts have entered into an agreement with RCI pursuant to which purchasers of timeshare interests in PEC's resorts may apply for membership in the RCI exchange network. Under the terms of these agreements, RCI agrees to make its exchange program available to PEC's customers who apply for membership. RCI and the Association agree to promote RCI's program, and to honor qualified exchanges by members from other participating resorts. The initial five-year terms of the agreements are automatically renewable for additional five-year terms, unless either party gives the other party at least 180 days written notice prior to the expiration of the then current term. Either party may terminate the agreement upon a breach of the agreement by the other party. Membership in RCI entitles PEC's customers, based on availability, trading potential (which is based on their timeshare interval), and the payment of a variable exchange fee to RCI, to exchange their occupancy right in the resort in which they own an interest for an occupancy right at the same or a different time in another participating resort of similar trading potential. The cost of the annual subscription renewal fee in RCI, which is at the option and expense of the timeshare interest owner, is approximately $67 per year.

  OWNERS' ASSOCIATIONS AND PROPERTY MANAGEMENT

     PEC's resort properties require ongoing management services. Independent not-for-profit corporations known as Owners' Associations have been established to administer each of PEC's resorts other than the resort in Honolulu. PEC's resort in Honolulu is administered by the White Sands Resort Club, a division of PEC together with the Owners' Associations (Associations). Owners of timeshare interests in each of these resorts are responsible for the payment of annual assessment fees to the respective Association, which are intended to fund all of the operating expenses at the resort facilities and accumulate reserves for replacement of furnishings, fixtures and equipment, and building maintenance. Annual assessment fees for 1996 ranged from $258 to $445. PEC has in the past financed budget deficits of the Associations, but is not obligated to do so in the future. During fiscal 1996, PEC did not finance any budget deficits for the Associations, since the Associations had an aggregate excess of $538,000 of fees received compared to expenses paid. The deficit and/or excess position of the Associations vary primarily due to the timing of major improvement expenditures. The aggregate amount of budget deficits financed by PEC was $1.1 million and $429,000 during fiscal 1995 and 1994, respectively.

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

     PEC's intent and goal is to manage these properties until all timeshare interests are sold and the receivables generated from such sales have been paid. However, due to cancellations, exchanges and upgrades, none of the Associations are likely to realize a 100% occupancy rate for an extended period of time. The continued management of these properties preserves the integrity of the property and the portfolio performance on an on-going basis, beyond the end of the sales period.

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

     The following table illustrates certain statistics regarding the Pahrump Valley subdivisions:

        Number of acres acquired since 1969.................................  18,614
        Number of lots platted..............................................  29,246
        Net number of lots sold through August 31, 1996.....................  28,970
        Percent of lots sold through August 31, 1996........................      99%
        Number of platted lots available for sale at August 31, 1996........     305
        Number of acres available for platting..............................     205
        Number of lots to be platted........................................     581

        FOR THE YEAR ENDED AUGUST 31, 1996:
        Number of lots sold.................................................   1,648
        Number of lots canceled.............................................     452
        Number of lots exchanged............................................     710
                                                                              ------
        Number of lots sold, net of cancellations and exchanges.............     486
                                                                              ======

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

     The following table illustrates certain statistics regarding the parcels in Huerfano and Park Counties, Colorado:

        Number of acres acquired since 1969.................................  51,474
        Number of parcels platted...........................................   2,952
        Net number of parcels sold through August 31, 1996..................   2,718
        Percent of parcels sold through August 31, 1996.....................      92%
        Number of platted parcels available for sale at August 31, 1996.....     234

        FOR THE YEAR ENDED AUGUST 31, 1996:
        Number of parcels sold..............................................     870
        Number of parcels canceled..........................................     276
        Number of parcels exchanged.........................................     454
                                                                              ------
        Number of lots sold, net of cancellations and exchanges.............     140
                                                                              ======

     For the fiscal years ended August 31, 1996, 1995 and 1994, PEC's net revenue from land sales was approximately $18 million, $20.8 million and $13.5 million, respectively, representing approximately 30.7%, 38% and 29.9% of total revenues, respectively.

  TRUST ARRANGEMENTS

     Title to certain of PEC's resort properties and land parcels in Huerfano County, Colorado is held in trust by trustees in order to meet regulatory requirements applicable at the time of commencement of sales. In connection with sales of timeshare interests pursuant to "right-to-use" or installment sales contracts, title to certain of PEC's resort properties in the States of Nevada and Hawaii is held in trust by trustees in order to meet requirements of certain state regulatory authorities. Prior to 1988, PEC sold timeshare interests in certain of its resorts in the State of Nevada pursuant to "right-to-use" contracts and continues in other resorts to sell under installment sales contracts under which the purchaser does not receive a deed until the purchase price is paid in full. In addition, PEC offers "right-to-use" interests in its resort in Hawaii, since it is on leased property. In connection with the registration of the sale of such timeshare interests, the Department of Real Estate of the state of Nevada and the Department of Commerce and Consumer Affairs of the state of Hawaii required that title to the related resorts be placed in trust.

  CUSTOMER FINANCING

     PEC provides financing to virtually all the purchasers of its timeshare interests, retail lots and land parcels, most of whom make a down payment equal to at least 10% of the purchase price. The financing is generally evidenced by non-recourse installment sale contracts as well as notes secured by deeds of trust. The term of the financing generally ranges from two to ten years with principal and interest payable monthly in level payments. Interest rates are fixed and generally range from 0% to 16% per year based on prevailing market rates and the amount of the down payment made relative to the sales price. PEC has a sales program whereby no stated interest is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 24 or fewer monthly payments. PEC believes its financing is attractive to purchasers who find it convenient to handle all facets of the purchase through a single source. At August 31, 1996, PEC had a serviced portfolio of 18,408 notes receivable relating to sales of timeshare interests and land, which receivables had an aggregate outstanding principal balance of $120.5 million, a weighted-average maturity of approximately 6.6 years and a weighted-average interest rate of 11.5%.

     PEC has financing arrangements with four institutional lenders for the financing of customer receivables, which provide for borrowings of up to an aggregate of $109.5 million. These lines of credit bear interest at variable rates tied to the prime rate and are secured by timeshare and land receivables and inventory. At August 31, 1996, an aggregate of $59.3 million was outstanding under such lines of credit and $43.2 million was available for borrowing. PEC periodically sells its timeshare and land receivables to various third party purchasers and uses a portion of the sales proceeds to reduce the outstanding balances of its lines of credit, thereby increasing the borrowing availability under such lines by the amount of prepayment. The sales have been for yields to the purchaser less than the weighted-average yield on the receivables, with PEC entitled to retain the difference. The sales agreements generally provide for PEC to continue servicing the sold receivables, and require that PEC repurchase or replace accounts that have become more than 90 days contractually delinquent, or as to which certain warranties and representations are determined to be incorrect. In addition, the sales agreements generally require the maintenance of cash reserve accounts for losses and contain minimum net worth requirements and other covenants, the non-compliance with which would allow the purchaser to replace PEC as the servicer. The sales agreements for timeshare receivables contain covenants that generally require PEC to use its best efforts to remain the manager of the related resorts, and to cause the homeowners associations to maintain appropriate insurance and pay real estate taxes. Performance by PEC of such covenants generally are guaranteed by the Company. The following table sets forth the principal balances of receivables sold by PEC in the periods indicated (thousands of dollars):

     YEAR ENDED AUGUST 31,
-------------------------------
 1996        1995        1994
-------     -------     -------
$16,003     $32,517     $23,993

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

                                                               AUGUST 31,
                                      ------------------------------------------------------------
                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
60-day delinquent...................  $  2,547     $  2,330     $  2,144     $  2,930     $  3,749
Total receivables...................  $128,299     $120,675     $109,360     $103,280     $101,234
60-day delinquency percentage.......      1.99%        1.93%        1.96%        2.84%        3.70%

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

  MARKETING

     PEC markets timeshare interests and land through on-site and off-site sales offices. PEC's sales staff of 339 persons receive commissions based on net sales volume. PEC maintains fully-staffed on-site sales offices at its timeshare properties in Las Vegas and Reno, Nevada, and Steamboat Springs, Colorado, as well as the Las Vegas principal offices, and at its land projects in Nevada and Colorado. At its other timeshare properties, PEC maintains smaller onsite sales offices staffed with one to two sales persons. PEC also maintains off-site sales offices in West Covina, California; San Diego, California; Dallas, Texas; and Denver, Colorado. PEC is exploring additional locations for offsite sales offices. PEC's marketing efforts are targeted primarily at tourists meeting its customer profile. Currently, approximately 63% of sales are made through the Las Vegas sales office. One of the principal sales techniques utilized by PEC in Las Vegas is to offer pre-screened potential customers a gift such as show tickets in exchange for attending PEC's sales presentations. The marketing techniques utilized at PEC's sales offices at locations other than Las Vegas include (i) exhibition booths located at shows, fairs and other attractions, that generate inquiries from prospective customers, whom PEC then contacts by telephone, (ii) referrals from existing customers, (iii) limited direct mail programs, and (iv) brokers specializing in lead generation. Various premiums and inducements are offered to prospective customers to obtain their attendance at sales presentations, primarily the offer of short term accommodations at certain of PEC's timeshare resorts.

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

SEASONALITY

     Sales of timeshare interests and land are seasonal. For the fiscal years ended August 31, 1996, 1995 and 1994 quarterly sales as a percentage of annual sales, for each of the fiscal quarters averaged: quarters ended November
30 -- 25%, quarters ended February 28 -- 20.3%, quarters ended May 31 -- 28.9%, and quarters ended August 31 -- 25.9%. The majority of the Company's customers are tourists. The Company's major marketing area, Las Vegas, Nevada, reaches peaks of tourist activity at periods different from the Company's other major marketing areas, Reno, Nevada, Southern California, Atlantic City, New Jersey, Denver and Park and Huerfano Counties, Colorado, which are more active in summer than in winter. The Company's other major marketing area, Honolulu, Hawaii, is not subject to seasonality as are the two new resorts opening in fiscal 1997 in Florida. The Company is not dependent upon a limited number of customers whose loss would have a materially adverse effect on the Company.

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

EMPLOYEES

     As of August 31, 1996, the Company had 1,433 employees, of whom 1,190 were full-time employees and 243 were part-time employees. Of these, 166 were employed full-time in consumer finance activities, including 6 executive officers, 74 managerial and staff professional personnel, 13 marketing and sales specialists and 73 general administrative and support personnel and loan processors, and 1,256 were employed in timeshare and real estate activities, including 661 sales and marketing officers and personnel, 213 general and administrative officers, managers and support staff, 382 hotel personnel, and 11 utility company personnel. MMC had 170 employees at August 31, 1995. At that date, PEC had 1,263 employees including senior management. None of the Company's employees are represented by a collective bargaining unit. The Company believes that its relations with its employees are satisfactory.

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

     Following the Company's November 10, 1995 announcement disclosing certain accounting adjustments, an action was filed on November 13, 1995, in the United States District Court, District of Nevada by Christopher Dunleavy, as a purported class action against the Company, certain of the Company's officers and directors and the Company's independent auditors. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the preparation and issuance of certain of the Company's financial reports issued in 1994 and 1995, including certain financial statements reported on by the Company's independent auditors. The complaint also alleges that one of the director defendants violated the federal securities laws by engaging in "insider trading." The named plaintiff seeks to represent a class consisting of purchasers of the Company's Common stock between January 14, 1994 and November 9, 1995, and seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the court may deem just and proper. The Company believes that it has substantial defenses to the action and that the likelihood of a material liability being incurred by the Company is remote.

     On November 16, 1995, a second action was filed in the United States District Court for the District of Nevada by Alan Peyser as a purported class action against the Company and certain of its officers and directors, which was served on the Company on December 20, 1995. The complaint alleges, among other things, that the defendants violated the federal securities laws by making statements and issuing certain financial reports in 1994 and 1995 that overstated the Company's earnings and business prospects. The named plaintiff seeks to represent a class consisting of purchasers of the Company's common stock between November 28, 1994 and November 9, 1995. The complaint seeks damages in an unspecified amount, cost, attorney's fees and such other relief as the Court may deem just and proper. The Company believes that it has substantial defenses to the action and that the likelihood of a material liability being incurred by the Company is remote.

     On or about June 10, 1996, the Dunleavy Action and Peyser Action were consolidated under the caption "In re Mego Financial Corp. Securities Litigation," Master File No. CV-9-95-01082-LD (RLJ), pursuant to a stipulation by the parties. On or about July 26, 1996, Michael Nadler filed a motion in the above matter requesting that he be added as a class representative and that his attorney be added as additional counsel for the class. On or about August 26, 1996, a Motion in Opposition to the motion to add a class representative was filed by the Company and certain other defendants. Neither motion has been heard or decided by the court. The Company presently cannot predict the outcome or estimated loss with respect to this matter.

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

                                    PART II


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data set forth below have been derived from the consolidated financial statements of the Company. The consolidated financial statements as of August 31, 1996, 1995, and 1994 and for each of the three years in the period ended August 31, 1996 have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere herein. The consolidated financial statements as of August 31, 1993 and 1992 and for each of the two years in the period ended August 31, 1993 have been audited by Deloitte & Touche LLP, independent auditors, and are not included herein.

     The selected financial information set forth below should be read in conjunction with the consolidated financial statements, the related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein (thousands of dollars, except per share amounts):

                   CONSOLIDATED SELECTED FINANCIAL DATA(1)(2)

                                                                                    YEAR ENDED AUGUST 31,
                                                                      -------------------------------------------------
                                                                        1996       1995     1994(3)   1993(3)   1992(3)
                                                                      --------   --------   -------   -------   -------
INCOME STATEMENT DATA:
REVENUES:
  Timeshare interest sales, net.....................................  $ 27,778   $ 20,682   $19,521   $21,735   $14,621
  Land sales, net (including housing sales).........................    17,968     21,017    14,049    14,255    13,818
  Gain on sale of notes receivable..................................    19,110     13,819     1,454       631        --
  Net unrealized gain on mortgage related securities................     2,697         --        --        --        --
  Interest income...................................................     8,698      8,179     8,368     9,094    10,159
  Financial income..................................................     3,892      1,149        --        --        --
  Other(4)..........................................................     6,652      6,714     5,484     4,357     4,459
                                                                      --------   --------   -------   -------   -------
         Total revenues.............................................    86,795     71,560    48,876    50,072    43,057
                                                                      --------   --------   -------   -------   -------
COSTS AND EXPENSES:
  Cost of sales(5)..................................................     8,099      7,749     6,992     8,548     6,449
  Commissions and selling...........................................    30,351     23,690    18,949    20,079    16,432
  Depreciation and amortization.....................................     1,920      1,534     1,208       980       938
  Provision for credit losses.......................................     1,510        864        96        --        --
  Interest expense..................................................     8,597      6,961     4,836     4,441     4,780
  General and administrative........................................    28,300     19,323    13,282    10,027     9,794
  Payments to assignors.............................................        --      7,252     8,526     4,632     3,325
                                                                      --------   --------   -------   -------   -------
         Total costs and expenses...................................    78,777     67,373    53,889    48,707    41,718
INCOME (LOSS) BEFORE INCOME TAXES...................................     8,018      4,187    (5,013)    1,365     1,339
INCOME TAXES........................................................     3,167      3,293       761     2,218     2,382
                                                                      --------   --------   -------   -------   -------
INCOME (LOSS) FROM CONTINUING OPERATIONS............................     4,851        894    (5,774)     (853)   (1,043)
GAIN ON DISCONTINUED OPERATIONS, NET OF INCOME TAXES OF $450(6).....        --        873        --        --        --
                                                                      --------   --------   -------   -------   -------
NET INCOME (LOSS)...................................................     4,851      1,767    (5,774)     (853)   (1,043)
MINORITY INTEREST IN INCOME OF 80%-OWNED SUBSIDIARY.................        --         --        --       126        63
CUMULATIVE PREFERRED STOCK DIVIDENDS(7).............................       240        360       360        --        --
                                                                      --------   --------   -------   -------   -------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK........................  $  4,611   $  1,407   $(6,134)  $  (979)  $(1,106)
                                                                      ========   ========   =======   =======   =======
EARNINGS (LOSS) PER SHARE(8):
  PRIMARY:
    Income (loss) from continuing operations, net of minority
      interest......................................................  $    .24   $    .03   $  (.34)  $  (.06)  $  (.07)
    Income from discontinued operations.............................        --        .05        --        --        --
                                                                      --------   --------   -------   -------   -------
    Net income (loss)...............................................  $    .24   $    .08   $  (.34)  $  (.06)  $  (.07)
                                                                      ========   ========   =======   =======   =======
    Weighted-average number of shares outstanding (in thousands)....    19,087     18,087    17,820    17,145    16,701
                                                                      ========   ========   =======   =======   =======
  FULLY DILUTED(9):
    Income from continuing operations, net of minority interest.....  $    .24   $    .02
    Income from discontinued operations.............................        --        .05
                                                                      --------   --------
    Net income (loss)...............................................  $    .24   $    .07
                                                                      ========   ========
    Weighted-average number of shares outstanding (in thousands)....    19,087     18,939
                                                                      ========   ========
BALANCE SHEET DATA:
  Total assets......................................................  $165,597   $112,757   $88,302   $91,153   $88,937
  Total liabilities.................................................   130,055     81,175    68,779    66,144    65,412
  Minority interest.................................................        --         --        --        --     1,619
  Subordinated debt.................................................     9,691      9,352        --        --        --
  Redeemable preferred stock........................................        --      3,000     3,000     3,000        --
  Total stockholders' equity........................................    25,851     19,230    16,523    22,009    21,906

---------------

(1) At August 31, 1993, effective September 1, 1992, the Company adopted the provisions of SFAS 109, requiring an asset/liability approach for financial accounting and reporting of income taxes. See Note 20 of Notes to Consolidated Financial Statements.

(2) The income statement data and balance sheet data herein for the five fiscal years are not necessarily indicative of the results to be expected in the future. Certain reclassifications have been made to conform prior years with the current presentation.

(3) The Company has restated certain of its previously issued financial statements; including for the year ended August 31, 1994, upon which its independent auditors had rendered unqualified opinions. The financial data presented herein includes those restatements.

(4) Other revenues include amortization of negative goodwill, incidental operations, management fees from owners' associations and other fees.

(5) Direct cost of sales includes costs of sales of timeshare interests, land, housing and incidental operations.

(6) A gain on discontinued operations of $873,000 after deducting $450,000 of tax was recognized in fiscal 1995. See Notes 20 and 21 of Notes to Consolidated Financial Statements.

(7) See Note 17 of Notes to Consolidated Financial Statements.

(8) No cash dividends per common share were declared during the five fiscal years included herein.

(9) Fully diluted earnings per share are not presented for the fiscal years ended August 31, 1994, 1993, and 1992 because the effect would have been anti-dilutive.

                                 OTHER DATA(1)

                                                                                     YEAR ENDED AUGUST 31,
                                                                        -----------------------------------------------
                                                                         1996      1995      1994      1993      1992
                                                                        -------   -------   -------   -------   -------
OPERATING INCOME (LOSS) BY SUBSIDIARIES:
MMC(2):
  Revenues:
    Gain on sale of loans.............................................  $17,994   $12,233   $   579   $    --   $    --
    Net unrealized gain on mortgage related securities................    2,697        --        --        --        --
    Interest income, net of interest expense..........................      988       473       172        --        --
    Loan servicing income.............................................    3,348       873        --        --        --
                                                                        -------   -------   -------   -------   -------
  Total revenues......................................................   25,027    13,579       751        --        --
  Total costs and expenses............................................   13,872     7,660     2,262        --        --
                                                                        -------   -------   -------   -------   -------
  Operating income (loss).............................................  $11,155   $ 5,919   $(1,511)  $    --   $    --
                                                                        =======   =======   =======   =======   =======
PEC:
  Revenues:
    Timeshare and land sales, net.....................................  $45,746   $41,494   $33,055   $34,933   $28,439
    Gain on sale of receivables.......................................    1,116     1,586       875       631        --
    Interest income...................................................    6,560     6,838     7,914     8,238     8,175
    Other(3)..........................................................    7,196     6,886     5,514     5,414     4,459
                                                                        -------   -------   -------   -------   -------
  Total revenues......................................................   60,618    56,804    47,358    49,216    41,073
  Total costs and expenses............................................   59,281    48,498    41,807    43,628    37,918
                                                                        -------   -------   -------   -------   -------
  Operating income....................................................  $ 1,337   $ 8,306   $ 5,551   $ 5,588   $ 3,155
                                                                        =======   =======   =======   =======   =======
INCOME STATEMENT DATA:
Consolidated operating income from subsidiaries.......................  $12,492   $14,225   $ 4,040   $ 5,588   $ 3,155
Payments to assignors.................................................       --    (7,252)   (8,526)   (4,632)   (3,325)
Other income (expense), net(4)........................................   (4,474)   (2,786)     (527)      409     1,509
                                                                        -------   -------   -------   -------   -------
Income (loss) from continuing operations before income taxes..........    8,018     4,187    (5,013)    1,365     1,339
Income taxes..........................................................    3,167     3,293       761     2,218     2,382
                                                                        -------   -------   -------   -------   -------
Income (loss) from continuing operations..............................    4,851       894    (5,774)     (853)   (1,043)
Income from discontinued operations...................................       --       873        --        --        --
                                                                        -------   -------   -------   -------   -------
Income (loss) before minority interest................................    4,851     1,767    (5,774)     (853)   (1,043)
Minority interest in income of 80%-owned subsidiary...................       --        --        --       126        63
                                                                        -------   -------   -------   -------   -------
Net income (loss).....................................................    4,851     1,767    (5,774)     (979)   (1,106)
Cumulative preferred stock dividends..................................      240       360       360        --        --
                                                                        -------   -------   -------   -------   -------
Net income (loss) applicable to common stock..........................  $ 4,611   $ 1,407   $(6,134)  $  (979)  $(1,106)
                                                                        =======   =======   =======   =======   =======

---------------

(1) The Company restated certain of its previously issued financial statements; including for the year ended August 31, 1994, upon which its independent auditors had rendered an unqualified opinion. The financial data presented in this table includes those restatements.

(2) MMC commenced originating loans in March 1994.

(3) Includes housing sales revenues in fiscal 1995, 1994, and 1993 of $205,000, $515,000 and $1.1 million, respectively.

(4) The "other income (expense), net" line on this table primarily represents interest income from short-term investments and amortization of negative goodwill related to the parent only (Mego Financial) interest expense related to subordinated debt incurred by Mego Financial, and various corporate general and administrative costs incurred by Mego Financial such as legal, audit fees, and public company compliance costs. The following table breaks out these amounts by year and indicates the line item heading on the Consolidated Statements of Operations (thousands of dollars):

                                                                1996      1995      1994     1993     1992
                                                               -------   -------   -------   -----   ------
    Other income (expense), net (D)
    A) Interest and amortization of negative goodwill........  $    34   $   191   $   514   $ 856   $1,984
    B) Interest expense......................................   (1,695)       --        --      --       --
    C) General and administrative expense....................   (2,813)   (2,977)   (1,041)   (447)    (475)
                                                               -------   -------   -------   -----   ------
              Total..........................................  $(4,474)  $(2,786)  $  (527)  $ 409   $1,509
                                                               =======   =======   =======   =====   ======

---------------

     A) Included in "Interest Income" on the Consolidated Statements of Operations.

     B) Included in "Interest Expense" on the Consolidated Statements of Operations.

     C) Included in "General and Administrative" on the Consolidated Statements of Operations.

     D) All items relate to the parent only -- Mego Financial.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, contained elsewhere herein.

GENERAL

     The business of the Company, after the acquisition of PEC (see
"Business -- Purchase of Preferred Equities Corporation") and the commencement of operations of MMC (see "Business of MMC"), is primarily the business of generating consumer receivables by marketing timeshare interests, retail lots and land parcels and generating home improvement loans; and collecting the related notes receivable and loans. For additional information regarding the Company's business segments, see Note 25 of Notes to Consolidated Financial Statements and Item 1. Business.

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

     The weighted-average discount rate used to determine the present value of the balance of capitalized excess servicing rights and capitalized mortgage servicing rights reflected on MMC's Statement of Financial Condition at August 31, 1996 and 1995 was approximately 12%. Capitalized excess servicing rights are amortized over the lesser of the estimated or actual remaining life of the underlying loans as an offset against the excess servicing rights component of servicing income actually received in connection with such loans.

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

     Increases in interest rates or higher than anticipated rates of loan prepayments or credit losses on the underlying loans of MMC's mortgage related securities or similar securities may require MMC to write down the value of such mortgage related securities and result in a material adverse impact on MMC's results of operations and financial condition. MMC is not aware of an active market for the mortgage related securities, excess servicing rights or mortgage servicing rights.

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

     Although MMC's loans are generally secured by liens on real property, because of the relatively high loan-to-value ratio ("LTV") of most of MMC's loans, generally the collateral for such loans will not be sufficient to cover the principal amount of the loans in the event of default. MMC relies principally on the creditworthiness of the borrower and to a lesser extent on the underlying collateral for repayment of its conventional loans, and on FHA insurance with respect to Title I Loans. As a result, many of MMC's loans equal or exceed the value of the mortgaged properties. Upon the occurrence of a default by a borrower, MMC currently evaluates the cost effectiveness of foreclosing on the property. To the extent that borrowers with high LTVs default on their loan obligations, MMC is less likely to use foreclosure as a means to mitigate its losses. Under these circumstances, losses would be charged to MMC's allowance for credit losses on loans sold and held for sale, except to the extent that FHA insurance proceeds are available to offset such losses. If MMC is required to absorb losses on such loans in excess of its allowances, it could have a material adverse effect on the Company's financial position and results of operations.

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

     Provision for cancellation relating to notes receivable is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. PEC records a provision for cancellations at the time revenue is recognized, based on historical experience and current economic factors. The related allowance for cancellation represents PEC's estimate of the amount of its probable future credit losses on the recognized notes receivable which may become uncollectible. The allowance for cancellations is reduced by actual cancellations experienced, including cancellations related to previously sold notes receivable which were reacquired pursuant to the recourse obligations discussed herein. Such allowance is also reduced to establish the liability for future estimated cancellation as notes receivable are sold. PEC's judgment in determining the adequacy of this allowance is based upon a periodic review of its portfolio of notes receivable. These reviews take into consideration changes in the nature and level of the portfolio, current economic conditions which may affect the purchasers' ability to pay, the changes in collateral values, the estimated value of inventory that may be reacquired, and overall portfolio quality. Changes in the allowance as a result of such reviews are included in the provision for cancellations.

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

     Total costs and expenses consist primarily of commissions and selling expenses, general and administrative expenses, direct costs of sales of timeshare interests and land, depreciation and amortization and interest expense. Commissions and selling costs directly attributable to unrecognized sales are accounted for as deferred selling costs until such time as the sale is recognized. The Company incurs a portion of operating expenses of the timeshare owners' associations based on ownership of unsold timeshare interests at each of the respective timeshare properties. These costs are referred to as "association assessments" and are included in the Consolidated Statements of Operations in general and administrative expense. Management fees received from the associations are included in other revenues. These fees are not deemed to be a result of a separate revenue generating line of business; it is part of the support of the timeshare business and is actually a reduction of the expense the registrant incurs to fulfill obligations regarding timeshares.

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

     The following table sets forth certain data regarding loans originated by MMC during fiscal 1996 and 1995 (thousands of dollars):

                                                               YEAR ENDED AUGUST 31,
                                                  ------------------------------------------------
                                                           1996                      1995
                                                  ----------------------     ---------------------
Loan Originations:
  Principal amount of loans:
  Correspondents:
     Title I....................................  $ 82,596,197      59.3%    $63,792,680      72.7%
     Conventional...............................    11,582,108       8.3              --        --
                                                  ------------     -----     -----------     -----
          Total Correspondents..................    94,178,305      67.6      63,792,680      72.7
                                                  ------------     -----     -----------     -----
  Dealers -- Title I............................    45,188,721      32.4      23,957,829      27.3
                                                  ------------     -----     -----------     -----
          Total.................................  $139,367,026     100.0%    $87,750,509     100.0%
                                                  ============     =====     ===========     =====
Number of loans:
  Correspondents:
     Title I....................................         4,382      50.9%          3,437      59.1%
     Conventional...............................           392       4.6              --        --
                                                  ------------     -----     -----------     -----
          Total Correspondents..................         4,774      55.5           3,437      59.1
                                                  ------------     -----     -----------     -----
  Dealers -- Title I............................         3,836      44.5           2,381      40.9
                                                  ------------     -----     -----------     -----
          Total.................................         8,610     100.0%          5,818     100.0%
                                                  ============     =====     ===========     =====

     See Notes 4 and 7 of Notes to Consolidated Financial Statements for further discussion.

     Total revenues increased 84.3% to $25 million for fiscal 1996 from $13.6 million for fiscal 1995. The increase was primarily the result of the increased volume of loans originated and the sale of such loans. The following table sets forth the principal balance of loans sold or securitized and related gain on sale data for fiscal 1996 and 1995 (thousands of dollars):

                                                                           YEAR ENDED AUGUST
                                                                                  31,
                                                                          --------------------
                                                                            1996        1995
                                                                          --------     -------
Loans Sold:
  Title I Loans.........................................................  $127,414     $85,363
  Conventional..........................................................    10,494          --
                                                                          --------     -------
          Total.........................................................  $137,908     $85,363
                                                                          ========     =======
Gain on sale of loans...................................................  $ 17,994     $12,233
Net unrealized gain on mortgage related securities......................     2,697          --
                                                                          --------     -------
Gain on sale of loans and unrealized gain on mortgage related
  securities............................................................  $ 20,691     $12,233
                                                                          --------     -------
Gain on sale of loans as a percentage of principal balance of loans
  sold..................................................................      13.0%       14.3%
                                                                          ========     =======
Gain on sale of loans and unrealized gain on mortgage related securities
  as a percentage of principal balance of loans sold....................      15.0%       14.3%
                                                                          ========     =======

     See Note 4 of Notes to Consolidated Financial Statements for further discussion.

     The percentage of gain on sale of loans can vary for several reasons, including the relative amounts of conventional and Title I Loans, each of which type of loan has different (i) estimated pre-payment rates, (ii) weighted-average interest rates, (iii) weighted-average maturities, and (iv) estimated future default rates. Also, typically the gain on sale of loans through securitizations is higher than whole loan sales.

     During 1996 the gain on sale of loans and unrealized gain on mortgage related securities as a percentage of principal balance of loans sold increased to 15.0% during 1996 as compared to 14.3% during 1995, primarily due to improved interest rate spreads in MMC's sales and securitizations during fiscal 1996 as compared to fiscal 1995. The weighted-average discount rate used in the determination of gain on sale for MMC was 12%.

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

  PEC

     Total revenues for PEC increased 6.7% or $3.8 million during fiscal 1996 compared to fiscal 1995 primarily due to an increase in timeshare sales to $27.8 million in fiscal 1996 from $20.7 million in fiscal 1995.

     Timeshare interests and land sales, net, increased to $45.7 million in fiscal 1996 from $41.5 million in fiscal 1995, an increase of 10.2%. Gross sales of timeshare interests increased to $33.2 million in fiscal 1996 from $26.3 million in fiscal 1995, an increase of 26.3%. Net sales of timeshare interests increased to $27.8 million from $20.7 million, an increase of 34.3%. The provision for cancellation represented 16.3% and 21.3% of gross sales of timeshare interests for the years ended August 31, 1996 and 1995, respectively. The decrease in the provision for cancellation was primarily due to an improvement in historical performance of cancellations, resulting in a lower allowance requirement. The number of cancellations during fiscal 1996 was 1,216 compared to 1,030 during fiscal 1995. The number of exchanges, which are generally made for upgrades, during fiscal 1996 was 3,305 compared to 2,373 during fiscal 1995.

     Gross sales of land decreased to $22.3 million in fiscal 1996 from $24.7 million in fiscal 1995, a decrease of 9.6%. Net sales of land decreased to $18 million in fiscal 1996 from $20.8 million in fiscal 1995, a decrease of 13.7%. The provision for cancellation represented 19.6% and 15.8% of gross sales of land for the years ended August 31, 1996 and 1995, respectively. The 1996 decrease in land sales was the result of PEC shifting its emphasis as part of its strategic plan from sales of land to sales of timeshare interests due both to its diminishing inventory of land available for sale and its increasing inventory of timeshare interests from the opening of new timeshare resorts. The shift from land sales to timeshare sales was caused primarily by the reduction of PEC's current land inventory which has not been fully replenished with additional land due to the general unavailability of suitable land at acceptable prices.

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

     Revenues from incidental operations decreased to $3 million in fiscal 1996 from $3.6 million in fiscal 1995, a decrease of 17.3%, primarily due to a decrease in utility fees partially offset by an increase in golf fee revenue. Other revenues increased to $3.7 million in fiscal 1996 from $2.8 million in fiscal 1995, an increase of 31.3% primarily due to increased rental income from offices in PEC's corporate buildings.

     As a result of the foregoing, total PEC revenues increased to $60.6 million during fiscal 1996 from $56.8 million during fiscal 1995.

     Total costs and expenses increased to $59.3 million for fiscal 1996 from $48.5 million for fiscal 1995, an increase of 22.2%. The increase resulted primarily from an increase in commission and selling expenses to $30.4 million from $23.7 million, an increase of 28.1%; an increase in general and administrative costs to $13.7 million from $11.2 million, an increase of 21.7%, and an increase in direct costs of timeshare interest sales to $4 million from $3 million, an increase of 34.3%. PEC's selling expenses increased primarily as a result of costs relating to the establishment of new marketing programs and strategies designed to increase sales of timeshare interests, market research costs, additional staffing, increased advertising costs, costs associated with the re-naming of PEC's timeshare resorts to Ramada Vacation Suites and additional sales offices. The increase in general and administrative costs is primarily due to increases in payroll related to hiring of additional administrative personnel, maintenance fees related to unsold timeshare inventory, owners' association costs, and professional fees. The increase in direct costs of timeshare interest sales is primarily due to the increased volume of sales. As a percentage of gross sales of timeshare interests and land, commission and selling expenses relating thereto increased to 54.7% in fiscal 1996 from 46.5% in fiscal 1995, and cost of sales increased to 10.5% in fiscal 1996 from 10.1% in fiscal 1995. Sales prices of timeshare interests are typically lower than those of land while selling costs are generally the same for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than sales of land.

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

     Total costs and expenses during fiscal 1996 were $78.8 million, an increase of 16.9% over $67.4 million in fiscal 1995. Commissions and selling expenses and general and administrative expenses increased 36.4% for fiscal 1996 compared to 1995 due primarily to the expansion of timeshare and land marketing efforts in PEC. Additionally, Mego Financial incurs interest expense payable to assignors and Subordinated debt. Total general and administrative expenses for Mego Financial Corp. (parent only) were primarily comprised of professional services, external financial reporting expenses, and regulatory and other public company corporate expenses.

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

     The following table sets forth certain data regarding Title I Loans originated by MMC during fiscal 1995 and 1994 (thousands of dollars):

                                                                YEAR ENDED AUGUST 31,
                                                    ----------------------------------------------
                                                            1995                      1994
                                                    ---------------------     --------------------
Principal amount of loans:
  Correspondents..................................  $63,792,680      72.7%    $5,251,647      64.3%
  Dealers.........................................   23,957,829      27.3      1,492,318      18.3
  Bulk purchase...................................           --        --      1,420,150      17.4
                                                    -----------     -----     ----------     -----
          Total...................................  $87,750,509     100.0%    $8,164,115     100.0%
                                                    ===========     =====     ==========     =====
Number of loans:
  Correspondents..................................        3,437      59.1%           338      47.4%
  Dealers.........................................        2,381      40.9            164      23.0
  Bulk purchase...................................           --        --            211      29.6
                                                    -----------     -----     ----------     -----
          Total...................................        5,818     100.0%           713     100.0%
                                                    ===========     =====     ==========     =====

     MMC sold $85.4 million in principal balance of loans during fiscal 1995, recognizing a gain on sale of loans of $12.2 million. MMC sold $6.6 million in principal balance of loans during fiscal 1994 recognizing a gain on sale of loans of $579,000. As a percentage of loans sold, gain on sale of loans was 14.3% during fiscal 1995 compared to 8.8% during fiscal 1994. The increase in gain on sale was primarily a result of increased volume of loans sold and a wider differential between the stated interest rate on the loans and the yield to purchasers. The weighted-average gross excess spread on sold loans was 6.2% and 5.6% for fiscal 1995 and 1994, respectively. The weighted-average discount rate used in the determination of the gain on sale for both periods was 12%.

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

  PEC

     Total revenues of PEC increased 19.9% to $56.8 million for fiscal 1995 from $47.4 million for fiscal 1994. The increase was primarily the result of increased net land sales of $20.8 million during fiscal 1995 compared to $13.5 million during fiscal 1994, an increase of 53.8%, and an 80.4% increase in incidental operations to $3.6 million for fiscal 1995 from $2 million in fiscal 1994.

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

     Total costs and expenses increased to $48.5 million for fiscal 1995 from $41.8 million for fiscal 1994, an increase of 16%. This increase resulted primarily from an increase in commissions and selling expenses to $23.7 million for fiscal 1995 from $18.9 million, an increase of 25%, and an increase in cost of sales to $5.4 million in fiscal 1995 from $4.7 million in fiscal 1994, an increase of 16.3%. As a percentage of gross sales of timeshare interests, housing sales, land sales, and commissions and expenses relating thereto decreased to 46.5% for fiscal 1995 from 47.2% for fiscal 1994, and cost of sales relating thereto decreased to 10.6% for fiscal 1995 from 11.4% for fiscal 1994.

     Timeshare costs of sales increased 10.9% to $3 million for fiscal 1995 from $2.7 million for fiscal 1994. Land sale costs increased to $2.2 million for fiscal 1995 from $1.4 million for fiscal 1994, an increase of 50.8%. Cost of housing sales decreased to $265,000 for fiscal 1995 from $531,000 for fiscal 1994, a decrease of 50.1%.

     General and administrative costs increased 7% to $11.2 million for fiscal 1995 compared to $10.5 million for fiscal 1994, primarily due to increased staffing and training for sales of land and timeshares and other administrative related expansion costs.

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

     Amortization of negative goodwill decreased to $216,000 for fiscal 1995, from $472,000 for fiscal 1994, a decrease of 54.2%. Included in such amortization was $170,000 and $420,000 in fiscal 1995 and 1994, respectively relating to the purchase of PEC in 1988, with $50,000 in both fiscal 1995 and fiscal 1994 relating to the acquisition of the minority interest in Vacation Spa Resorts.

     As a result of the foregoing, total revenues increased to $71.6 million for fiscal 1995, from $48.9 million for fiscal 1994, an increase of 46.4%.

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

     Total costs and expenses increased to $67.4 million for fiscal 1995 from $53.9million for fiscal 1994, an increase of 25%. This increase is primarily the result of an increase in the operations of MMC and an increase in commissions and selling expenses resulting from a higher volume of sales of timeshare interests and land during the 1995 period.

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

     MMC entered into its first two securitization transactions, which involve the pooling and sale of loans, in March 1996 and August 1996 and intends to continue to sell loans through securitization transactions from time to time as opportunities arise. Pursuant to these securitizations, pass-through certificates evidencing interests in the pools of loans were sold in public offerings. There can be no assurance that MMC will be able to securitize its loan production efficiently. Securitization transactions may be affected by a number of factors, some of which are beyond MMC's control, including, among other things, conditions in the securities markets in general, conditions in the asset-backed securitization market, the conformity of loan pools to rating agency requirements and, to the extent that monoline insurance is used, the requirements of such insurers. Adverse changes in the securitization market could impair MMC's ability to originate and sell loans through securitizations on a favorable or timely basis. Any such impairment could have a material adverse effect upon MMC's results of operations and financial condition. Furthermore, MMC's quarterly operating results can fluctuate significantly as a result of the timing and level of securitizations.

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

     The pooling and servicing agreements relating to MMC's securitizations require MMC to build overcollateralization levels through retention within each securitization trust of excess servicing distributions and application thereof to reduce the principal balances of the senior interests issued by the related trust or cover interest shortfalls. This retention causes the aggregate principal amount of the loans in the related pool to exceed the aggregate principal balance of the outstanding investor certificates. Such over-collateralization amounts serve as credit enhancement for the related trust and therefore are available to absorb losses realized on loans held by such trust. MMC continues to be subject to the risks of default and foreclosure following the sale of loans through securitizations to the extent excess servicing distributions are required to be retained or applied to reduce principal or cover interest shortfalls from time to time. Such retained amounts are predetermined by the entity issuing the guarantee of the related senior interests and are a condition to obtaining insurance and an AAA/Aaa rating thereon. In addition, such retention delays cash distributions that otherwise would flow to MMC through its retained interest, thereby adversely affecting the flow of cash to MMC.

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

     Adequate credit facilities and other sources of funding, including the ability of MMC to sell loans in the secondary market, are essential for the continuation of MMC's loan origination operations. At August 31, 1996, MMC had a $20 million warehouse line of credit (Warehouse Line) for the financing of loan originations which expires in August 1997. At August 31, 1996, $3.3 million was outstanding under the Warehouse Line and $16.7 million was available. The Warehouse Line bears interest at the prime rate plus 1% per year and is secured by loans prior to sale. The agreement with the lender requires MMC to maintain a minimum tangible net worth of $12.5 million plus 50% of MMC's cumulative net income after May 1, 1996, and a minimum level of profitability of at least $500,000 per rolling six month period. In addition, MMC had a $10 million revolving credit facility from the same lender, with respect to which $10 million was outstanding on that date. This facility was secured by a pledge of MMC's excess servicing rights and the interest only and residual class certificates (Certificates) relating to securitizations carried as mortgage related securities on MMC's statements of financial condition, payable to MMC pursuant to its securitization agreements. The revolving loan has an 18-month revolving credit period followed by a 30-month amortization period, and requires MMC to maintain a minimum tangible net worth of $12.5 million plus 50% of MMC's cumulative net income after May 1, 1996, and a minimum level of profitability of at least $500,000 per rolling six month period. Borrowings under the revolving loan cannot exceed the lesser of (i) 40% of MMC's excess servicing rights and Certificates or (ii) 6 times the aggregate of the excess servicing rights and Certificate payments actually received by MMC over the most recent 3-month period. While MMC believes that it will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all. At August 31, 1996, no commitments existed for material capital expenditures.

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

     In April 1995, MMC entered into a continuing agreement with a financial institution pursuant to which an aggregate of approximately $175.8 million in principal amount of loans had been sold at August 31, 1996 for an amount equal to their remaining principal balances. Pursuant to the agreement, the purchaser is entitled to receive interest at a variable rate equal to the sum of 200 basis points and the one-month LIBOR rate as in effect from time to time. MMC retained the right to service the loans and the right to receive the Excess Interest. MMC is required to maintain a reserve account equal to 2.5% of the proceeds received by MMC from the sale of loans pursuant to the agreement plus the Excess Interest received by MMC less its servicing fee to fund shortfalls in collections from borrowers who default in the payment of principal or interest. In May 1995 and June 1995, MMC reacquired an aggregate of approximately $25 million of such Title I Loans for an amount equal to their remaining principal balance, which were sold to a financial institution. In March 1996 and August 1996, MMC reacquired an additional $77.7 million and $36.2 million, respectively, of the Title I Loans in connection with its first two securitization transactions. In September 1996, MMC entered into a repurchase agreement with the financial institution pursuant to which MMC pledged the interest only certificates from its two 1996 securitizations in exchange for a $3 million advance. In November 1996, MMC entered into an agreement with the same financial institution, providing for the purchase of up to $2 billion of loans over a 5 year period. Pursuant to the agreement, Mego Financial issued to the financial institution four-year warrants to purchase 1,000,000 shares of Mego Financial's common stock at an exercise price of $7.125 per share. The agreement also provides (i) that so long as the aggregate principal balance of loans purchased by the financial institution and not resold to third parties exceeds $100 million, the financial institution shall not be obligated to purchase, and MMC shall not be obligated to sell, loans under the agreement and (ii) that the percentage of conventional loans owned by the financial institution at any one-time and acquired pursuant to the agreement shall not exceed 65% of the total amount of loans owned by the financial institution at such time and acquired pursuant to the agreement. The value of the warrants, estimated at $3 million (0.15% of the commitment amount) as of the commitment date, will be charged to MMC and amortized as the commitment for the purchase of loans is utilized. The financial institution has also agreed to provide MMC a separate one-year facility of up to $11 million, less any amounts advanced under the repurchase agreement, for the financing of the interest only and residual certificates from future securitizations.

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

     In furtherance of MMC's strategy to sell loans through securitizations, in March 1996 and August 1996, MMC completed its first two securitizations pursuant to which it sold pools of $84.2 million and $48.8 million, respectively, of Title I Loans. MMC previously reacquired at par $77.7 million and $36.2 million of such loans, respectively. Pursuant to these securitizations, pass-through certificates evidencing interests in the pools of loans were sold in a public offering. MMC continues to sub-service the sold loans and is entitled to receive from payments in respect of interest on the sold loans, a servicing fee equal to 1.25% of the balance of each loan with respect to the March transaction and 1% with respect to the August transaction. In addition, with respect to both transactions, MMC certificates received are carried as mortgage related securities on MMC's Statement of Financial Condition representing the interest differential, after payment of servicing and other fees, between the interest paid by the obligors of the sold loans and the yield on the sold certificates. MMC may be required to repurchase loans that do not conform to the representations and warranties made by MMC in the securitization agreements.

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

  PEC -- Liquidity

     PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of principal and interest on debt obligations, and payments of commissions and selling expenses in connection with the sale of timeshare interests and land. Commissions and selling expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through sales of receivables, PEC's lines of credit in the aggregate amount of $109.5 million and cash flows from operations. At August 31, 1996, no commitments existed for material capital expenditures.

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

BORROWING
AMOUNT AT      MAXIMUM
AUGUST 31,    BORROWING           REVOLVING
   1996        AMOUNT        EXPIRATION DATE(d)         MATURITY DATE      INTEREST RATE
----------    ---------    -----------------------   -------------------   --------------
 $ 47,297      $57,000     (a) December 31, 1996     September 22, 2003    Prime  + 2.25%
    7,821       15,000     (b) December 31, 1996     August 1, 2000        Prime  + 2.5%
    4,865       15,000     (c) June 27, 1998         June 27, 2005         LIBOR  + 4.25%
    2,925       15,000     (c) February 6, 1998      August 6, 2005        LIBOR  + 4.25%
    2,967        7,500     (b) December 31, 1996     June 30, 2000         Prime  + 2.5%

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

     Set forth below is a schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated (thousands of dollars):

                                                             YEAR ENDED AUGUST 31,
                                                        --------------------------------
                                                          1996        1995        1994
                                                        --------    --------    --------
        Commissions and selling expenses attributable
          to recognized and unrecognized sales......... $ 29,863    $ 23,969    $ 19,924
        Less: Down payments............................   13,231      12,796      10,792
                                                         -------     -------     -------
        Cash Shortfall................................. $ 16,632    $ 11,173    $  9,132
                                                         =======     =======     =======

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

     At August 31, 1996, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totalling $69.6 million. PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or otherwise subject to replacement or repurchase. The repurchase provisions provides for substitution of receivables as recourse for $67 million of sold notes receivable and cash payments for repurchase relating to $2.5 million of sold notes receivable. At August 31, 1996 and 1995, the undiscounted amounts of the $8.4 million and $7.1 million recourse obligations on such notes receivable were $9.6 million and $8.1 million, respectively. PEC periodically reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, the changes in collateral values, the estimated value of inventory that may be reacquired, and overall portfolio quality.

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

     Capital expenditures during fiscal years 1996 and 1995 were $21.1 million and $14 million, respectively, for the acquisition of inventory and $9.3 million and $3.8 million, respectively, for the purchase of property and equipment. The Company made additional capital expenditures in 1996 for the acquisition of inventory, renovation of future timeshare inventory, refurbishment of present timeshare inventory, and the acquisition of replacement equipment. No commitments existed at August 31, 1996 for material capital expenditures. The Company believes that its capital requirements will be met from cash balances, internally generated cash, existing lines of credit, sales of receivables, and the modification, replacement or addition to its lines of credit.

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

     Notes receivable, net, increased 27% to $45.2 million at August 31, 1996 from $35.6 million at August 31, 1995 primarily as a result of MMC loan originations increasing to $139.4 million for fiscal 1996 from $87.8 million for fiscal 1995, and the timing of loan sales. The following table sets forth certain data regarding loans originated by MMC during fiscal 1996 and 1995:

                                                         1996                        1995
                                                ----------------------       ---------------------
Principal amount of loans:
  Correspondents:
     Title I..................................  $ 82,596,197      59.3%      $63,792,680      72.7%
     Conventional.............................    11,582,108       8.3                --        --
                                                ------------     -----       ------------    -----
          Total Correspondent.................    94,178,305      67.6        63,792,680      72.7
                                                ------------     -----       ------------    -----
  Dealers -- Title I..........................    45,188,721      32.4        23,957,829      27.3
                                                ------------     -----       ------------    -----
          Total...............................  $139,367,026     100.0%      $87,750,509     100.0%
                                                ============     =====       ============    =====
Number of loans:
  Correspondents:
     Title I..................................         4,382      50.9%            3,437      59.1%
     Conventional.............................           392       4.6                --        --
                                                ------------     -----       ------------    -----
          Total Correspondent.................         4,774      55.5             3,437      59.1
                                                ------------     -----       ------------    -----
  Dealers -- Title I..........................         3,836      44.5             2,381      40.9
                                                ------------     -----       ------------    -----
     Total....................................         8,610     100.0%            5,818     100.0%
                                                ============     =====       ============    =====

     Net timeshare and land sales increased to $45.7 million at August 31, 1996 from $41.5 million at August 31, 1995 which increased net notes receivable. Net timeshare and land sales are set forth in the following table (thousands of dollars).

                                                         AUGUST 31,
                                                     -------------------
                                                      1996        1995       $ CHANGE      % CHANGE
                                                     -------     -------     ---------     ---------
Timeshare sales, net...............................  $27,778     $20,682     $   7,096          34.3%
Land sales, net....................................   17,968      20,812        (2,844)        (13.7)
                                                     -------     -------        ------        ------
          Total timeshare and land sales, net......  $45,746     $41,494     $   4,252          10.2%
                                                     =======     =======        ======        ======

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

     Timeshare and land inventories increased 72.4% to $35.9 million at August 31, 1996 from $20.8 million at August 31, 1995 primarily in Nevada, as a result of additional inventory previously under construction and made available for sale in fiscal 1996.

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

     Restricted cash deposits increased 760% to $6.5 million at August 31, 1995 from $752,000 at August 31, 1994, due to activity on loans serviced for others pursuant to agreements which restrict a small percentage of cash relative to the volume of loans serviced, as well as loan payments collected from borrowers.

     Notes receivable, net, decreased 13.7% to $35.6 million at August 31, 1995 from $41.2 million at August 31, 1994 primarily due to sales of receivables exceeding increases in newly recognized notes receivable.

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

     Timeshare and land inventories increased to $20.8 million at August 31, 1995 from $12.1 million at August 31, 1994, an increase of 72.1%. The increase was primarily due to the acquisition and renovation of timeshare interests.

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

SEASONALITY

     Sales of timeshare interests and land are seasonal. For the fiscal years ended August 31, 1996, 1995 and 1994 quarterly sales as a percentage of annual sales, for each of the fiscal quarters averaged: quarters ended November
30 -- 25%, quarters ended February 28 -- 20.3%, quarters ended May 31 -- 28.9%, and quarters ended August 31 -- 25.9%. The majority of the Company's customers are tourists. The Company's major marketing area, Las Vegas, Nevada, reaches peaks of tourist activity at periods different from the Company's other major marketing areas, Reno, Nevada, Southern California, Atlantic City, New Jersey, Denver and Park and Huerfano Counties, Colorado, which are more active in summer than in winter. The Company's other major marketing area, Honolulu, Hawaii, is not subject to seasonality as are the two new resorts opening in fiscal 1997 in Florida. The Company is not dependent upon a limited number of customers whose loss would have a materially adverse effect on the Company.

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

     In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS 123 is effective for fiscal years beginning December 15, 1995. The Company intends to provide the pro forma and other additional disclosure about stockbased employee compensation plans in its 1997 financial statements as required by SFAS 123.

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

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events, including the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for home improvement and debt consolidation loans; decline in demand for timeshare interests; the effect of general economic conditions generally and specifically changes in interest rates; the effect of competition; the Company's dependence on the availability to sell its loans and receivables; and the regulation of the Company by federal, state and local regulatory authorities. Actual events or results may differ as a result of these and other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary data of the Company and its subsidiaries are included herewith:

                                                                                   PAGE
                                                                                -----------
Independent Auditors' Report..................................................      F-2
Consolidated Statements of Financial Condition -- August 31, 1996 and 1995....      F-3
Consolidated Statements of Operations for the years ended August 31, 1996,
  1995, and 1994..............................................................   F-4 - F-5
Consolidated Statements of Stockholders' Equity for the years ended August 31,
  1996, 1995, and 1994........................................................      F-6
Consolidated Statements of Cash Flows for the years ended August 31, 1996,
  1995, and 1994..............................................................   F-7 - F-8
Notes to Consolidated Financial Statements for the years ended August 31,
  1996, 1995, and 1994........................................................  F-9 - F-36
Independent Auditors' Report on Financial Statement Schedules.................      S-1
Valuation and Qualifying Accounts for the year ended August 31, 1996..........      S-2
Valuation and Qualifying Accounts for the year ended August 31, 1995..........      S-3
Valuation and Qualifying Accounts for the year ended August 31, 1994..........      S-4

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

                                          MEGO FINANCIAL CORP.

Date: August 1, 1997                      By:      /s/ JEROME J. COHEN
                                            ------------------------------------
                                                 Jerome J. Cohen, President

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report..........................................................  F-2

Financial Statements:

  Consolidated Statements of Financial Condition -- August 31, 1996 and 1995..........  F-3

  Consolidated Statements of Operations -- Years Ended August 31, 1996,                 F-4
     1995 and 1994....................................................................

  Consolidated Statements of Stockholders' Equity -- Years Ended August 31,             F-6
     1996, 1995 and 1994..............................................................

  Consolidated Statements of Cash Flows -- Years Ended August 31, 1996,                 F-7
     1995 and 1994....................................................................

  Notes to Consolidated Financial Statements..........................................  F-9

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

     As discussed in Note 4 to the consolidated financial statements, in 1995 the Company adopted Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights effective September 1, 1994.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
October 25, 1996, except for Note 24 as to which the date is November 22, 1996

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (thousands of dollars, except per share amounts)
                                   August 31,

                                                                           1996         1995
                                                                         --------     --------
ASSETS
Cash and cash equivalents..............................................  $  3,185     $  7,338
Restricted cash........................................................     6,657        6,467
Notes receivable, net of allowances for cancellations, valuation discounts, and credit losses of $12,059 and $12,312 at August 31,
  1996 and 1995, respectively..........................................    45,220       35,608
Mortgage related securities, at fair value.............................    22,944           --
Excess servicing rights................................................    14,268       16,565
Mortgage servicing rights..............................................     3,827        1,076
Timeshare interests held for sale......................................    33,691       17,376
Land and improvements inventory........................................     2,185        3,432
Other investments......................................................     1,972        1,531
Property and equipment, net of accumulated depreciation of $13,550 and
  $11,848 at August 31, 1996 and 1995, respectively....................    20,262       12,681
Deferred selling costs.................................................     2,901        3,332
Other assets...........................................................     8,485        7,351
                                                                         --------     --------
          TOTAL ASSETS.................................................  $165,597     $112,757
                                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes and contracts payable..........................................  $ 84,449     $ 44,715
  Accounts payable and accrued liabilities.............................    19,662       13,998
  Payable to assignors.................................................     2,579        2,579
  Future estimated contingency for notes receivable sold with
     recourse..........................................................     9,332        8,030
  Deposits.............................................................     2,971        3,619
  Negative goodwill....................................................        82          131
  Deferred income taxes................................................    10,980        8,103
                                                                         --------     --------
          Total liabilities before subordinated debt and redeemable
            preferred stock............................................   130,055       81,175
                                                                         --------     --------
Subordinated debt......................................................     9,691        9,352
                                                                         --------     --------
Redeemable preferred stock, Series A, 12% cumulative preferred stock,
  $.01 par value, $10 redemption value, 0 and 300,000 shares issued and
  outstanding at August 31, 1996 and 1995, respectively................        --        3,000
                                                                         --------     --------
Stockholders' equity:
  Preferred stock, $.01 par value (authorized -- 5,000,000 shares).....        --           --
  Common stock, $.01 par value (authorized -- 50,000,000 shares; issued and outstanding -- 18,433,121 and 18,087,556 at August 31, 1996
     and 1995, respectively)...........................................       184          180
  Additional paid-in capital...........................................     6,504        4,498
  Retained earnings....................................................    19,163       14,552
                                                                         --------     --------
          Total stockholders' equity...................................    25,851       19,230
                                                                         --------     --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................  $165,597     $112,757
                                                                         ========     ========

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                         For the years ended August 31,

                                                                 1996        1995        1994
                                                                -------     -------     -------
REVENUES
  Timeshare interest sales, net...............................  $27,778     $20,682     $19,521
  Land sales, net.............................................   17,968      20,812      13,534
  Housing sales...............................................       --         205         515
  Gain on sale of notes receivable............................   19,110      13,819       1,454
  Net unrealized gain on mortgage related securities..........    2,697          --          --
  Interest income.............................................    8,698       8,179       8,368
  Financial income............................................    3,892       1,149          --
  Amortization of negative goodwill...........................       49         216         472
  Incidental operations.......................................    2,995       3,620       2,007
  Other.......................................................    3,608       2,878       3,005
                                                                -------     -------     -------
          Total revenues......................................   86,795      71,560      48,876
                                                                -------     -------     -------
COSTS AND EXPENSES
  Direct cost of:
     Timeshare interest sales.................................    3,998       2,977       2,684
     Land sales...............................................    1,844       2,164       1,435
     Housing sales............................................       --         265         531
     Incidental operations....................................    2,257       2,343       2,342
  Commissions and selling.....................................   30,351      23,690      18,949
  Depreciation and amortization...............................    1,920       1,534       1,208
  Provision for credit losses.................................    1,510         864          96
  Interest expense............................................    8,597       6,961       4,836
  General and administrative..................................   28,300      19,323      13,282
  Payments to assignors.......................................       --       7,252       8,526
                                                                -------     -------     -------
          Total costs and expenses............................   78,777      67,373      53,889
                                                                -------     -------     -------
INCOME (LOSS) BEFORE INCOME TAXES.............................    8,018       4,187      (5,013)
INCOME TAXES..................................................    3,167       3,293         761
                                                                -------     -------     -------
INCOME (LOSS) FROM CONTINUING OPERATIONS......................    4,851         894      (5,774)
GAIN ON DISCONTINUED OPERATIONS, NET OF INCOME TAXES OF
  $450........................................................       --         873          --
                                                                -------     -------     -------
NET INCOME (LOSS).............................................    4,851       1,767      (5,774)
CUMULATIVE PREFERRED STOCK DIVIDENDS..........................      240         360         360
                                                                -------     -------     -------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK..................  $ 4,611     $ 1,407     $(6,134)
                                                                =======     =======     =======

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                (thousands of dollars, except per share amounts)
                         For the years ended August 31,

                                                         1996            1995            1994
                                                      -----------     -----------     -----------
EARNINGS (LOSS) PER COMMON SHARE:
  Primary:
     Income (loss) from continuing operations.......  $      0.24     $      0.03     $     (0.34)
     Income from discontinued operations............           --     $      0.05              --
                                                      -----------     -----------     -----------
     Net income (loss)..............................  $      0.24     $      0.08     $     (0.34)
                                                      ===========     ===========     ===========
  Weighted-average number of common shares and
     common share equivalents outstanding...........   19,087,387      18,087,153      17,820,170
                                                      ===========     ===========     ===========
  Fully Diluted:
     Income from continuing operations..............  $      0.24     $      0.02
     Income from discontinued operations............           --            0.05
                                                      -----------     -----------
     Net income.....................................  $      0.24     $      0.07
                                                      ===========     ===========
  Weighted-average number of common shares and
     common share equivalents outstanding...........   19,087,387      18,939,201
                                                      ===========     ===========

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (thousands of dollars, except per share amounts)

                                                 COMMON STOCK
                                              -------------------
                                                $.01 PAR VALUE      ADDITIONAL
                                              -------------------    PAID-IN     RETAINED
                                                SHARES     AMOUNT    CAPITAL     EARNINGS   TOTAL
                                              ----------   ------   ----------   -------   -------
Balance at September 1, 1993................  17,631,169    $178      $2,612     $19,219   $22,009
Issuance of common stock....................     475,000       3         647          --       650
Redemption of common stock..................     (19,419)     (1)        (61)         --       (62)
Dividends on preferred stock................          --      --          --        (300)     (300)
Net loss....................................          --      --          --      (5,774)   (5,774)
                                              ----------    ----      ------     -------   -------
Balance at August 31, 1994..................  18,086,750     180       3,198      13,145    16,523
Issuance of 1,000,000 common stock warrants
  in connection with subordinated debt
  valued at $1.30 per share.................          --      --       1,300          --     1,300
Issuance of common stock in connection with
  exercise of stock options.................         806      --          --          --        --
Dividends on preferred stock................          --      --          --        (360)     (360)
Net income..................................          --      --          --       1,767     1,767
                                              ----------    ----      ------     -------   -------
Balance at August 31, 1995..................  18,087,556     180       4,498      14,552    19,230
Issuance of common stock in connection with
  exercise of stock options.................       2,218       1           9          --        10
Issuance of common stock in connection with
  redemption of preferred stock.............     343,347       3       1,997          --     2,000
Dividends on preferred stock................          --      --          --        (240)     (240)
Net income..................................          --      --          --       4,851     4,851
                                              ----------    ----      ------     -------   -------
Balance at August 31, 1996..................  18,433,121    $184      $6,504     $19,163   $25,851
                                              ==========    ====      ======     =======   =======

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                         For the years ended August 31,

                                                                 1996        1995        1994
                                                               ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................................  $   4,851   $   1,767   $ (5,774)
                                                               ---------   ---------   --------
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Amortization of negative goodwill.......................        (49)       (216)      (472)
     Charges to allowance for cancellation and credit
       losses................................................     (6,918)     (6,611)    (7,909)
     Provisions for cancellation and credit losses...........     11,288      10,359      7,775
     Provisions for uncollectible owners' association
       advances..............................................         12       1,050        365
     Cost of sales...........................................      5,842       5,406      4,650
     Depreciation and amortization expense...................      1,920       1,534      1,208
     Gain on sale of notes receivables.......................     (1,116)     (1,586)      (875)
     Gain on discontinued operations.........................         --      (1,323)        --
     Increase (decrease) in future estimated contingency for
       notes receivable sold with recourse...................      3,080       4,943      2,340
     Additions to excess servicing rights....................    (21,242)    (15,336)    (1,611)
     Amortization of excess servicing rights.................      2,758         917        367
     Repayments of mortgage related securities...............         92          --         --
     Accretion of residual interest on mortgage related
       securities............................................       (243)         --         --
     Net unrealized gain on mortgage related securities......     (2,697)         --         --
     Additions to mortgage servicing rights..................     (3,306)     (1,176)        --
     Amortization of mortgage servicing rights...............        555         100         --
     Deferred income taxes...................................      2,877       2,689        761
     Amortization of future estimated contingency for notes
       receivable sold with recourse.........................     (1,812)     (1,423)    (1,696)
     Repayments on notes receivable, net.....................     24,499      18,137     25,057
     Proceeds from sale of notes receivable..................    152,601     119,055     31,097
     Purchase of land and timeshare interests................    (20,910)    (14,123)    (5,782)
     Changes in operating assets and liabilities:
       Increase in restricted cash...........................       (190)     (5,715)      (252)
       Increase in notes receivable, net.....................   (190,902)   (133,147)   (43,949)
       Decrease (increase) in other assets...................        327        (795)      (544)
       Decrease (increase) in deferred selling costs.........        431        (277)    (1,003)
       Increase in accounts payable and accrued
          liabilities........................................      5,664       6,036      1,722
       Increase (decrease) in deposits.......................       (648)      1,399        802
       Increase in payable to assignors......................         --       6,100      3,927
       Decrease in excess of liabilities over assets of
          discontinued operations............................         --      (2,899)        --
                                                               ---------   ---------   --------
          Total adjustments..................................    (38,087)     (6,902)    15,978
                                                               ---------   ---------   --------
            Net cash provided by (used in) operating
               activities....................................    (33,236)     (5,135)    10,204
                                                               ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.........................     (9,327)     (3,797)    (2,573)
  Proceeds from sale of property and equipment...............         19           3        150
  Additions to other investments.............................     (1,381)       (262)    (3,903)
  Decreases in other investments.............................        940         350      4,111
                                                               ---------   ---------   --------
            Net cash used in investing activities............     (9,749)     (3,706)    (2,215)
                                                               ---------   ---------   --------

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (thousands of dollars)
                         For the years ended August 31,

                                                             1996          1995          1994
                                                           ---------     ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings...............................  $ 201,243     $ 122,334     $ 41,040
  Reduction of debt......................................   (161,510)     (117,429)     (45,958)
  Preferred stock dividends..............................       (240)         (360)        (300)
  Redemption of preferred stock..........................     (1,000)           --           --
  Redemption of common stock.............................         --            --          (62)
  Payments on subordinated debt..........................     (1,000)           --           --
  Increase in subordinated debt..........................      1,339           652           --
                                                           ---------     ---------     --------
          Net cash provided by (used in) financing
            activities...................................     38,832         5,197       (5,280)
                                                           ---------     ---------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....     (4,153)       (3,644)       2,709
CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR...........      7,338        10,982        8,273
                                                           ---------     ---------     --------
CASH AND CASH EQUIVALENTS -- END OF YEAR.................  $   3,185     $   7,338     $ 10,982
                                                           =========     =========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest, net of amounts capitalized................  $   9,136     $   5,567     $  4,698
                                                           =========     =========     ========
     Income taxes........................................  $      25     $       3     $     --
                                                           =========     =========     ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  The Company issued 475,000 shares of its common stock
     to an unrelated entity for services rendered to Mego
     Mortgage............................................  $      --     $      --     $    650
                                                           =========     =========     ========
  Issuance of subordinated debt to assignors.............  $      --     $  10,000     $     --
                                                           =========     =========     ========
  In connection with the issuance of subordinated debt
     the Company issued 1,000,000 common stock warrants
     to the assignors....................................  $      --     $   1,300     $     --
                                                           =========     =========     ========
  In connection with the securitization of loans and
     creation of mortgage related securities, the Company
     retained interest only securities and residual
     interest securities.................................  $  20,096     $      --     $     --
                                                           =========     =========     ========
  Redemption of preferred stock through issuance of
     common stock........................................  $   2,000     $      --     $     --
                                                           =========     =========     ========

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

     The right to purchase shares from PEC was obtained by Mego pursuant to the Assignment, which assigned to the Company the right to purchase shares from PEC pursuant to the Stock Purchase and Redemption Agreement, dated October 6, 1987, between PEC and the Assignors, as amended on October 25, 1987. Consideration for the Assignment consisted of promissory notes (Purchase Notes) from Mego to the Assignors in the aggregate amount of $2,000,000 and additional payments to the Assignors as described below. The Purchase Notes were paid in full prior to August 31, 1988. After the payment of the Purchase Notes, the Assignors were entitled to receive from the Company on a quarterly basis, as determined as of the end of each quarter, additional payments equal in the aggregate to 63% of PEC's consolidated unrestricted cash balances, for a period ending on January 31, 1995. The additional payments are collateralized by a pledge of PEC stock to the Assignors.

     On March 2, 1995, Mego entered into the Second Amendment to Assignment and Assumption Agreement (Amendment) whereby the Assignors agreed to defer payment of $10,000,000 of the amount payable to Assignors and to subordinate such amounts in right of payment applied to debt for money borrowed by Mego or obligations of subsidiaries guaranteed by Mego. Warrants for 1,000,000 shares of Mego common stock, at an exercise price of $4.25 per share (the closing market price per share on March 2, 1995) were granted to the Assignors in consideration of the payment deferral and subordination. The warrants contain

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

restrictions on transfer and are exercisable until March 1, 2000. The Amendment calls for interest to be paid semi-annually at the rate of 10% per annum starting September 1, 1995, and 7 equal semi-annual payments of $1,429,000 plus interest, commencing March 1, 1997. The payments are collateralized by a pledge of PEC stock. See Notes 16 and 22 for further discussion.

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

 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Mego and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 1 for further discussion.

     Parent Company Only Basis -- At August 31, 1996 and 1995, Mego, on a "parent company only" basis, reflected total assets of $58,708,000 and $51,529,000, respectively, which are comprised principally of its equity investment in subsidiaries of $46,082,000 and $41,280,000, respectively, and liabilities of $23,166,000 and $22,947,000, respectively, excluding subordinated debt At August 31, 1996, liabilities were comprised principally of deferred income taxes of $11,669,000, payable to Assignors of $2,579,000, and payable to PEC of $7,445,000, excluding subordinated debt. At August 31, 1995, liabilities excluding subordinated debt were comprised principally of deferred income taxes of $8,103,000, payable to Assignors of $2,579,000, and payable to PEC of $7,741,000. At August 31, 1996 and 1995, subordinated debt of $9,691,000 and
$9,352,000, respectively, was outstanding. At August 31, 1996 and 1995, Mego had outstanding redeemable preferred stock with an aggregate redemption price of $0 and $3,000,000, respectively. See Notes 2, 16, and 17 for further discussion.

     Cash Equivalents -- Cash equivalents consist primarily of certificates of deposit, repurchase agreements and commercial paper with original maturities of ninety days or less.

     Restricted Cash -- Restricted cash represents cash on deposit which relates to utility subsidiary customer deposits and betterment fees; cash on deposit in accordance with notes receivable sale agreements; and untransmitted funds received from collection of notes receivable which have not as yet been disbursed to the purchasers of such notes receivable in accordance with the related sale agreements.

     Notes Receivable -- Substantially all of the notes receivable generated by MMC are held for sale and are carried at the lower of cost or market on an aggregate basis by type of receivable. The cost basis is the outstanding principal balance of the notes reduced by the allowances for cancellation and credit losses and by the net deferred origination fees and certain direct origination costs that are recognized upon sale. Loan origination fees and costs associated with notes held for sale are deferred until the loan is sold, with no amortization recorded in the interim period. The amounts are immaterial, and therefore not separately disclosed since the time between origination and sale is usually extremely short.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

     Allowances for Cancellation and Credit Losses -- Provisions for cancellation and credit losses relating to notes receivable are recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes receivable. The Company records a provision for cancellations and credit loss at the time revenue is recognized, based upon periodic analysis of the portfolio, collateral values, estimated FHA insurance recoveries, historical credit loss experience, borrowers' ability to repay, and current economic factors. The allowance for cancellations and credit losses represents the Company's estimate of its probable future credit losses to be incurred over the lives of the notes. The allowance for cancellations and credit losses is reduced by actual cancellations and losses experienced, including cancellations, related to previously sold notes receivable which were reacquired pursuant to the recourse obligations discussed herein. Such allowance is also reduced to establish the separate liability for future estimated cancellation and credit losses as notes receivable are sold. Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations, as the Company has no recourse obligation under those securitization agreements. Estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its residual interest securities. The Company's judgment in determining the adequacy of this allowance is based upon a periodic review of its portfolio of notes receivable. These reviews take into consideration changes in the nature and level of the portfolio, current economic conditions which may affect the purchasers' ability to pay, the changes in collateral values, the estimated value of inventory that may be reacquired, and overall portfolio quality. Changes in the allowance as a result of such reviews are reflected in the provision for cancellation and credit losses.

     Mortgage Related Securities -- In 1996, the Company securitized a majority of loans originated by MMC into the form of a REMIC. A REMIC is a trust issuing multi-class securities with certain tax advantages to investors and which derives its cash flow from a pool of underlying mortgages. Certain of the senior classes of the REMIC are sold, and an interest only strip and a subordinated residual class are retained by the Company. The subordinated residual class is in the form of residual certificates and are classified as residual interest securities. The documents governing the Company's securitizations require the Company to establish initial over-collateralization or build over-collateralization levels through retention of distributions by the REMIC trust otherwise payable to the Company as the residual interest holder. This over-collateralization causes the aggregate principal amount of the loans in the related pool and/or cash reserves to exceed the aggregate principal balance of the outstanding investor certificates. Such excess amounts serve as credit enhancement for the related REMIC trust. To the extent that borrowers default on the payment of principal or interest on the loans, losses will reduce the over-collateralization and cash flows otherwise payable to the residual interest security holder to the extent that funds are available. If payment defaults exceed the amount of over-collateralization, as applicable, the insurance policy maintained by the related REMIC trust will pay any further losses experienced by holders of the senior interests in the related REMIC trust. The Company does not have any recourse obligations for credit losses in the REMIC trust. The residual interests are amortized to operations over the contractual lives of the loans, considering future estimated prepayments utilizing an amortization method which approximates the level yield method.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
115) on September 1, 1995. There was no cumulative financial statement impact as a result of adopting SFAS 115.

     In accordance with the provisions of SFAS 115, the Company classifies residual interest securities and interest only securities as trading securities which are recorded at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. Valuations at origination and at each reporting period are based on discounted cash flow analyses. The cash flows are estimated as the excess of the weighted-average coupon on each pool of loans securitized over the sum of the pass-through interest

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

rate, servicing fees, a trustee fee, an insurance fee and an estimate of annual future credit losses, net of FHA insurance recoveries, related to the loans securitized, over the life of the loans. These cash flows are projected over the life of the loans using prepayment, default, and loss assumptions that the Company believes market participants would use for similar financial instruments and are discounted using an interest rate that the Company believes a purchaser unrelated to the seller of such a financial instrument would require. The Company utilized prepayment assumptions of 14%, estimated loss factor assumptions of 1%, and weighted-average discount rates of 12%. The valuation includes consideration of characteristics of the loans including loan type and size, interest rate, origination date, and term. The Company also uses other available information such as externally prepared reports on prepayment rates and industry default rates of the type of loan portfolio under review. To the Company's knowledge, there is no active market for the sale of these mortgage related securities. The range of values attributable to the factors used in determining fair value is broad. Although the Company believes that it has made reasonable estimates of the fair value of the mortgage related securities, the rate of prepayments and default rates utilized are estimates, and actual experience may vary.

     Mortgage Servicing Rights -- At August 31, 1995, effective September 1, 1994, the Company adopted the provisions of SFAS No. 122 "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65" (SFAS 122) which requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others however those servicing rights are acquired. The effect of adopting SFAS 122 on the Company's financial statements was to increase income before income taxes by $1,076,000 for the year ended August 31, 1995. The fair value of capitalized mortgage servicing rights is estimated by calculating the present value of expected net cash flows from mortgage servicing using assumptions the Company believes market participants would use in their estimates of future servicing income and expense, including assumptions about prepayment, default and interest rates. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The estimate of fair value was based on a 125 basis points per annum servicing fee reduced by estimated costs of servicing using a discount rate of 12% for the year ended August 31, 1996, and a 100 basis points per annum servicing fee reduced by estimated costs of servicing using a discount rate of 12% for the year ended August 31, 1995. At August 31, 1996 and August 31, 1995, the book value of mortgage servicing rights approximated fair value. The Company periodically reviews mortgage servicing rights to determine impairment. This review is performed on a disaggregated basis, based upon date of origination. Impairment is recognized in a valuation allowance for each pool in the period of the impairment. The Company has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers.

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

     Utility Accounting Policies -- The Company, through a wholly-owned subsidiary, provides water and sewer services to customers in the Pahrump valley of Nevada. The Company is subject to regulation by the Public Service Commission of Nevada and the Company's accounting policies conform to generally accepted accounting principles as applied in the case of regulated public utilities in accordance with the accounting requirements of the regulatory authority having jurisdiction. Contributions in aid of construction (CIAC)

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

received by the Company from its customers are included as a separate liability and amortized over the period of 9-25 years, which represents the estimated remaining useful life of the corresponding improvements. Amortization of CIAC reduces amortization expense. CIAC is included in accounts payable and accrued liabilities in the amounts of $4,494,000 and $3,750,000 at August 31, 1996 and 1995, respectively. The Company excludes from the CIAC liability, a sum equal to the income tax expense related to the receipt of CIAC funds.

     Future Estimated Contingency for Notes Receivable Sold with Recourse -- Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company. The future estimated contingency for notes receivable sold with recourse represents the Company's estimate of its probable future credit losses to be incurred over the lives of the notes receivable. Proceeds from the sale of notes receivable sold with recourse were $135,200,000, $119,055,000 and $31,097,000 for the years ended
August 31, 1996, 1995 and 1994, respectively. A liability for future estimated contingency for notes receivable sold with recourse was established at the time of each sale based upon the Company's analysis of all probable losses resulting from the Company's recourse obligations under each agreement of sale. For notes receivable sold after September 30, 1992, the liability was determined in accordance with Emerging Issues Task Force (EITF) Issue No. 92-2, on a "discounted to present value" basis using an interest rate equivalent to the risk-free market rate for securities with a duration similar to that estimated for the underlying notes receivable. For notes receivable sold prior to September 30, 1992, the liability remains on a non-discounted basis.

     Income Taxes -- The Company utilizes the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the Company to adhere to an asset/liability approach for financial accounting and reporting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of the balance sheet for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when they are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes.

     Revenue and Profit Recognition -- Timeshare Interests and Land
Sales -- Sales of timeshare interests and land are recognized and included in revenues after certain "down payment" and other "continuing investment" criteria are met. Land sale revenues are recognized using the deposit method in accordance with the provisions of SFAS No. 66 "Accounting for Sales of Real Estate." The agreement for sale generally provides for a down payment and a note secured by a deed of trust or mortgage payable to the Company in monthly installments, including interest, over a period of up to ten years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for land sales. Land sales usually meet these requirements within eight to ten months from closing, and sales of timeshare interests usually meet these requirements at the time of sale. The sales price, less a provision for cancellation, is recorded as revenue and the allocated cost related to such net revenue of the timeshare interest or land is recorded as expense in the year that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

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

     Notes receivable with payment delinquencies of 90 days or more have been considered in determining the allowance for cancellation. Cancellations occur when the note receivable is determined to be uncollectible and related collateral, if any, has been recovered. Cancellation of a sale in the year the revenue is recognized is deemed to not represent a sale and is accounted for as a reversal of the revenue with an adjustment to cost of sale. Cancellations subsequent to the year the revenue was recognized are charged to the allowance for cancellation.

     Revenue Recognition -- Gain on Sales of Notes Receivable -- Gain on sale of notes receivable includes the gain on sale of mortgage related securities and the gain on sale of notes receivable. In accordance with EITF Issue No. 88-11, the gain on sale of mortgage related securities is determined by an allocation of the cost of the securities based on the relative fair value of the securities sold and the securities retained. In sales of loans through securitization transactions, the Company generally retains interest only strip securities and residual interest securities. The fair value of the interest only strip securities and residual interest securities is the present value of the estimated cash flow to be received after considering the effects of estimated prepayments and credit losses. The interest only strip securities and residual interest securities are included in mortgage related securities in the Consolidated Statements of Financial Condition.

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

     In discounting cash flows related to notes receivable sales, the Company defers servicing income at an annual rate of 1% - 1.25%, and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included in financial income. The cash flows were discounted to present value using discount rates which averaged between 12% and 15% in both fiscal 1996 and fiscal 1995. The Company has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers.

     In determining expected cash flows, management considers economic conditions at the date of sale. In subsequent periods, these estimates may be revised as necessary using the original discount rate, and any losses arising from prepayment and loss experience will be recognized as realized.

     Interest Income -- Interest income is recorded as earned. Interest income represents the interest earned on notes receivable, mortgage related securities, and short term investments. In accordance with EITF Issue

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

No. 89-4, the Company computes an effective yield based on the carrying amount of each mortgage related security and its estimated future cash flow. This yield is then used to accrue interest income on the mortgage related security.

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

     Financial Income -- Fees for servicing notes receivable originated or acquired by the Company and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such notes receivable and are recognized when earned. Interest received on notes receivable sold, less amounts paid to investors, is reported as financial income. Capitalized excess servicing rights and mortgage servicing rights are amortized systematically to reduce income to an amount representing normal servicing income and the present value discount. Late charges and other miscellaneous income are recognized when collected. Costs to service notes receivable are recorded as expense when incurred.

     Timeshare Owners' Associations -- The Company incurs a portion of operating expenses of the timeshare owners' associations based on ownership of the unsold timeshare interests at each of the respective timeshare properties. These costs are referred to as Association Assessments and are included in the Consolidated Statements of Operations in general and administrative expense. Management fees received from the associations are included in other revenues. See Note 22 for further discussion.

     Organizational Costs of Mego Mortgage Corporation -- Organizational costs associated with the organization of the operations of Mego Mortgage Corporation, which commenced loan originations on March 1, 1994, are being amortized over a five year period by the Company. These organizational costs are comprised of costs to incorporate, legal, accounting and other professional fees associated with the organization of Mego Mortgage Corporation. The amortization of these costs is included in depreciation and amortization expense on the Consolidated Statements of Operations. Accumulated amortization related to organizational costs was $482,000 and $289,000 at August 31, 1996 and 1995, respectively.

     Earnings (loss) per common share -- Earnings (loss) per common share are based on the net income (loss) applicable to common stock for each period divided by the weighted-average number of common shares and common share equivalents outstanding during the period. Earnings per common share assuming full dilution are computed by dividing net income applicable to common stock by the weighted-average number of common shares plus common share equivalents using the treasury stock method. In loss periods, anti-dilutive common share equivalents are excluded.

     Recently Issued Accounting Standards -- The Financial Accounting Standards Board (the FASB) has issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company does not anticipate any material effect upon adoption on results of operation or financial condition.

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

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

     Reclassification -- Certain reclassifications have been made to conform prior years with the current year presentation.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

     Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments at August 31, 1996 are set forth below (thousands of dollars):

                                                              CARRYING     ESTIMATED
                                                               VALUE       FAIR VALUE
                                                              --------     ----------
            Financial Assets:
              Cash and cash equivalents(a)................... $  3,185      $  3,185
              Notes receivable, net(b).......................   45,220        46,708
              Mortgage related securities(c).................   22,944        22,944
              Excess servicing rights(c).....................   14,268        14,268
              Mortgage servicing rights(c)...................    3,827         3,827
            Financial Liabilities:
              Notes and contracts payable(d).................   84,449        84,449
              Deposits(e)....................................    2,971         2,971
              Subordinated debt(a)...........................    9,691         9,691

---------------

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

(d) Notes payable generally are adjustable rate, indexed to the prime rate, or to the 90 day London Interbank Offering Rate (LIBOR); therefore, carrying value approximates fair value. Contracts payable represent capitalized equipment leases with a weighted-average interest rate of 9.9%, which approximates fair value.

(e) Deposits represent down payments received from customers prior to the recognition of a sale under GAAP. The carrying value approximates the estimated fair value for these deposits.

     At August 31, 1996, the Company had $59,597,000 in outstanding commitments to originate and purchase loans and no other off-balance sheet financial instruments. A fair value of the commitments was estimated at $6,800,000 by calculating a theoretical gain or loss on the sale of a funded loan adjusted for an estimate of loan commitments not expected to fund, considering the difference between investor yield requirements and the committed loan rates. The estimated fair value is not necessarily representative of the actual gain to be recorded on such loan sales in the future.

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

(e.g., its loan servicing operations) that were not considered in these estimates since these activities are not financial instruments. In addition, the tax implications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

 6. CONCENTRATIONS OF RISK

     Availability of Funding Sources -- The Company funds substantially all of the notes receivable, timeshare inventory and land inventory which it originates or purchases with borrowings through its financing facilities and internally generated funds. These borrowings are in turn repaid with the proceeds received by the Company from such notes receivable through loan sales, repayments, or securitizations. Any failure to renew or obtain adequate financing under its financing facilities, or other borrowings, or any substantial reduction in the size of or pricing in the markets for the Company's notes receivable, could have a material adverse effect on the Company's operations. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its operations or sell assets, thereby having a material adverse effect on the Company's results of operations and financial condition.

     Dependence on Securitizations -- In 1996, the Company pooled and sold through securitizations an increasing percentage of the loans that it originated. The Company derives a significant portion of its income by recognizing gains on sale of loans through securitizations which are due in part to the fair value, recorded at the time of sale, of residual interests and interest only securities retained. Adverse changes in the securitization market could impair the Company's ability to sell loans through securitizations on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's results of operations and financial condition.

     The Company has relied on credit enhancement and over-collateralization to achieve the "AAA/Aaa" rating for the senior interests in its securitizations. The credit enhancement has generally been in the form of an insurance policy issued by an insurance company insuring the timely repayment of senior interests in each of the REMIC trusts. There can be no assurance that the Company will be able to obtain credit enhancement in any form from the current insurer or any other provider of credit enhancement on acceptable terms or that future securitizations will be similarly rated. A downgrading of the insurer's credit rating or its withdrawal of credit enhancement could have a material adverse effect on the Company's results of operations and financial condition.

     Geographic Concentrations -- The Company services notes receivable in all 50 states, the District of Columbia and Canada. At August 31, 1996, 33% of the dollar value of notes receivable serviced had been originated in California, and 9% in Florida. No other state accounted for more than 10% of the servicing portfolio. The risk inherent in such concentrations is dependent upon regional and general economic stability which affects property values and the financial stability of the borrowers. The Company's timeshare and land inventories are concentrated in Nevada, New Jersey, Colorado, and Florida. The risk inherent in such concentrations is in the continued popularity of these resort destinations, which affects the marketability of the Company's products.

     Credit Risk -- The Company is exposed to on-balance sheet credit risk related to its notes receivable and mortgage related securities. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate and loans sold under recourse provisions. The outstanding balance of loans sold with recourse provisions totaled $134,084,000 and $117,469,000 at August 31, 1996 and 1995, respectively.

     Off-Balance Sheet Activities -- These financial instruments consist of commitments to extend credit to borrowers and commitments to purchase loans from others. As of August 31, 1996 and 1995, the Company had outstanding commitments to extend credit or purchase loans in the amounts of $59,597,000 and

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

$53,447,000, respectively. These commitments do not represent the expected total cash outlay of the Company, as historically only 40% of these commitments result in loan originations or purchases. The prospective borrower or seller is under no obligation as a result of the Company's commitment. The Company's credit and interest rate risk is therefore limited to those commitments which result in note originations and purchases. The commitments are made for a specified fixed rate of interest, therefore the Company is exposed to interest rate risk, to the extent changes in market interest rates change prior to the origination and prior to the sale of the loans.

     Interest Rate Risk -- The Company's profitability is in part determined by the difference, or "spread," between the effective rate of interest received on the loans originated or purchased by the Company and the interest rates payable under its financing facilities to fund the Company's notes receivable and inventory held for sale and the yield required by investors on notes receivable sales and loan securitizations. The spread can be adversely affected after a note is originated or purchased and while it is held during the warehousing period by increases in the interest rate demanded by investors in securitizations or sales. In addition, because the notes originated and purchased by the Company have fixed rates, the Company bears the risk of narrowing spreads because of interest rate increases during the period from the date the notes are originated or purchased until the closing of the sale or securitization of such notes. Additionally, the fair value of mortgage related securities, mortgage servicing rights and excess servicing rights owned by the Company may be adversely affected by changes in the interest rate environment which could affect the discount rate and prepayment assumptions used to value the assets. Any such adverse change in assumptions could have a material adverse effect on the Company's results of operations and financial condition.

 7. NOTES RECEIVABLE

     Notes receivable consist of the following (thousands of dollars):

                                                                       AUGUST 31,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
        Related to timeshare sales...............................  $24,973     $20,661
        Related to land sales....................................   27,601      23,509
        Related to Title I and conventional home improvement
          loans..................................................    4,705       3,750
                                                                   -------     -------
                  Total..........................................   57,279      47,920
                                                                   -------     -------
        Less: Allowances for cancellation and credit losses......   11,607      11,969
          Valuation discount.....................................      452         343
                                                                   -------     -------
                                                                    12,059      12,312
                                                                   -------     -------
                  Total..........................................  $45,220     $35,608
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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

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

     Allowance for Cancellation and Credit Losses -- The Company provides an allowance for cancellation and credit losses, in an amount which in the Company's judgment will be adequate to absorb losses on notes receivable and after FHA insurance recoveries on the loans, that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, and current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. Changes in the allowance for cancellation and credit losses for notes receivable consist of the following (thousands of dollars):

                                                                     YEAR ENDED AUGUST 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
Balance at beginning of year..................................  $19,999     $16,971     $17,744
Provisions for credit losses and cancellations................   11,288      10,359       7,775
Amounts charged to allowance for cancellations................   (8,893)     (7,331)     (8,548)
Reductions due to reacquisitions and securitizations..........   (1,455)         --          --
                                                                -------     -------     -------
          Balance at end of year..............................  $20,939     $19,999     $16,971
                                                                =======     =======     =======
Allowance for cancellation and credit losses..................  $11,607     $11,969     $13,281
Future estimated contingency for notes receivable sold with
  recourse....................................................    9,332       8,030       3,690
                                                                -------     -------     -------
          Total...............................................  $20,939     $19,999     $16,971
                                                                =======     =======     =======

     During 1996, $113.9 million of notes receivable sold with recourse were repurchased and securitized as further described in Note 4. Reductions due to reacquisition and securitization represent the allowance for credit losses on notes receivable sold with recourse transferred to the cost basis of the mortgage related securities as a result of these transactions.

     Number of Notes Receivable Accounts Serviced -- The number of notes receivable accounts serviced at August 31, 1996 and 1995, was approximately 32,602 and 21,901, respectively. At August 31, 1996 and 1995, the amount of notes receivable with payment delinquencies of 90 days or more was approximately $14,561,000 and $5,254,000, respectively on serviced accounts.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

     Loans serviced and originated consist of the following (thousands of dollars):

                                                             YEAR ENDED AUGUST 31,
                                                             ---------------------
                                                               1996         1995
                                                             --------     --------
            Loans originated:
              Amount of Title I Loan originations..........  $127,785     $ 87,751
              Amount of conventional loan originations.....    11,582           --
              Notes receivable additions...................    51,535       45,396
                                                             --------     --------
                      Total................................  $190,902     $133,147
                                                             ========     ========
            Loans serviced (including notes securitized,
              notes sold to investors and notes receivable
              held for sale):
              Title I Loans................................  $202,766     $ 92,286
              Conventional loans...........................    11,423           --
              Timeshare and land...........................   120,709      114,333
                                                             --------     --------
                      Total................................  $334,898     $206,619
                                                             ========     ========

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

     Mortgage related securities are classified as trading securities and are recorded at estimated fair value. Changes in the estimated fair value are recorded in current operations. As of August 31, 1996 mortgage related securities consist of the following (thousands of dollars):

            Interest only securities...................................  $ 4,602
            Residual interest securities...............................   18,342
                                                                         -------
                      Total............................................  $22,944
                                                                         =======

     No mortgage related securities were owned during 1995.

     Activity in mortgage related securities consist of the following for the year ended August 31, 1996 (thousands of dollars):

            Balance at beginning of year...............................  $    --
            Additions due to securitizations, at cost..................   20,096
            Net unrealized gain........................................    2,697
            Accretion of residual interest.............................      243
            Principal reductions.......................................      (92)
                                                                         -------
                      Total............................................  $22,944
                                                                         =======

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

 9. EXCESS SERVICING RIGHTS

     Activity in excess servicing rights consist of the following (thousands of dollars):

                                                            YEAR ENDED AUGUST 31,
                                                       --------------------------------
                                                         1996         1995        1994
                                                       --------     --------     ------
        Balance at beginning of year.................  $ 16,565     $  2,146     $  902
        Plus: Additions..............................    21,242       15,336      1,611
        Less: Amortization...........................    (2,758)        (917)      (367)
        Amounts related to loans repurchased,
          securitized and transferred to mortgage
          related securities.........................   (20,781)          --         --
                                                       --------      -------     ------
                  Balance at end of year.............  $ 14,268     $ 16,565     $2,146
                                                       ========      =======     ======

     As of August 31, 1996, 1995 and 1994, excess servicing rights consisted of excess cash flows on serviced loans totaling $140,780,000, $133,284,000 and $37,758,000, yielding weighted-average interest rates of 12.6%, 12.9% and 12.1%, net of normal servicing and pass-through fees and weighted-average pass-through yields to the investor of 8.6%, 8.7% and 9.2%, respectively. These loans were sold under recourse provisions as described in Note 4 of Notes to Consolidated Financial Statements.

     During 1996, $113,917,000 of loans sold were repurchased and securitized as further described in Note 4. Excess servicing rights related to the loans repurchased and securitized of $20,781,000 were transferred to the cost basis of the mortgage related securities as a result of these transactions.

     Of the Title I Loans sold in the year ended August 31, 1995, $56,922,000 of such loans were sold to a purchaser, in a series of sales commencing on April 21, 1995, under a continuing sales agreement which provides for the yield to the purchaser to be adjusted monthly to a rate equal to 200 basis points (2%) per annum over the one-month London Interbank Offered Rate (LIBOR). LIBOR was 5.875% per annum at August 31, 1995. The principal balance of loans subject to the LIBOR adjustment was $29,255,000 at August 31, 1996. The effect of an increase or decrease in LIBOR of 100 basis points (1%) applied to those loans would be a decrease or increase, respectively, to the Company's future pre-tax income of approximately $956,000. For timeshare and land loans during fiscal 1996, $12,329,000 of the total loans sold were sold to one purchaser, in a series of sales, providing a yield to the purchaser at fixed rates, ranging from 8.3%-9.4%. Of the notes receivable sold during fiscal 1995, $17,296,000 of such loans were sold to the same purchaser in a series of sales providing a yield to the purchaser at fixed rates ranging from 8.8%-10%.

10. MORTGAGE SERVICING RIGHTS

     Activity in mortgage servicing rights consist of the following (thousands of dollars):

                                                              YEAR ENDED AUGUST 31,
                                                           ----------------------------
                                                            1996       1995       1994
                                                           ------     ------     ------
        Balance at beginning of year.....................  $1,076     $   --     $   --
        Plus: Additions..................................   3,306      1,176         --
        Less: Amortization...............................    (555)      (100)        --
                                                           ------     ------     ------
                  Balance at end of year.................  $3,827     $1,076     $   --
                                                           ======     ======     ======

     The Company had no valuation allowance for mortgage servicing rights during 1996, 1995, and 1994, as the cost basis of mortgage servicing rights approximated fair value.

     The pooling and servicing agreements relating to the securitization transactions contain provisions with respect to the maximum permitted loan delinquency rates and loan default rates, which, if exceeded, would

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

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

11. INVENTORIES

     Timeshare interests held for sale consist of the following (thousands of dollars):

                                                                     AUGUST 31,
                                                                 -------------------
                                                                  1996        1995
                                                                 -------     -------
          Timeshare interests (including capitalized interest
            of $486 and $190 in 1996 and 1995, respectively)...  $14,353     $ 9,689
          Timeshare interests under construction (including
            capitalized interest of $389 and $291 in 1996 and
            1995, respectively)................................   19,338       7,687
                                                                 -------     -------
                    Total......................................  $33,691     $17,376
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

     Land and improvements inventory consist of $2.2 million at August 31, 1996 and $3.4 million at August 31, 1995.

12. OTHER INVESTMENTS

     Other investments in the following locations, at lower of cost or market, consist of the following (thousands of dollars):

                                                                     AUGUST 31,
                                                                 -------------------
                                                                  1996        1995
                                                                 -------     -------
          Water rights:
            Herfano County, Colorado...........................  $   524     $   581
            Nye County, Nevada.................................       98          95
          Land:
            Nye County, Nevada.................................      863         525
            Park County, Colorado..............................       13           9
          Clark County, Nevada.................................       51          84
          Other................................................      423         237
                                                                 -------     -------
                    Total......................................  $ 1,972     $ 1,531
                                                                 =======     =======

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

13. PROPERTY AND EQUIPMENT

     Property and equipment and related accumulated depreciation, consist of the following (thousands of dollars):

                                                                     AUGUST 31,
                                                                 -------------------
                                                                  1996        1995
                                                                 -------     -------
          Water and sewer system...............................  $13,752     $10,645
          Furniture and equipment..............................    6,422       4,843
          Buildings............................................    8,451       4,792
          Vehicles.............................................    2,304       2,173
          Recreational facilities and equipment................    1,192       1,082
          Land.................................................    1,342         689
          Leasehold improvements...............................      349         305
                                                                 -------     -------
                                                                  33,812      24,529
          Less: Accumulated depreciation.......................   13,550      11,848
                                                                 -------     -------
          Total property and equipment, net....................  $20,262     $12,681
                                                                 =======     =======

14. OTHER ASSETS

     Other assets consist of the following (thousands of dollars):

                                                                     AUGUST 31,
                                                                 -------------------
                                                                  1996        1995
                                                                 -------     -------
          Other receivables....................................  $ 2,161     $ 1,251
          Miscellaneous assets.................................    1,784       1,255
          Deposits and impounds................................      560         448
          Licenses.............................................    1,067       1,167
          Other receivables collateralized by trust deeds......      222         235
          Receivable from owners' associations (Notes 4 and
            22)................................................      623       1,188
          Organizational costs of MMC..........................      482         675
          Prepaid expenses and other...........................    1,586       1,132
                                                                 -------     -------
                    Total......................................  $ 8,485     $ 7,351
                                                                 =======     =======

15. NOTES AND CONTRACTS PAYABLE

     The Company's debt including lines of credit consist of the following (thousands of dollars):

                                                                     AUGUST 31,
                                                                 -------------------
                                                                  1996        1995
                                                                 -------     -------
          Notes collateralized by receivables (a)..............  $41,568     $26,785
          Mortgages collateralized by real estate properties
            (b)................................................   31,078      16,525
          Notes collateralized by excess servicing rights and
            mortgage related securities (c)....................   10,000          --
          Installment contracts and other notes payable........    1,803       1,405
                                                                 -------     -------
                    Total......................................  $84,449     $44,715
                                                                 =======     =======

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

     The details of the notes payable are summarized as follows (thousands of dollars):

                                                                               AUGUST 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
(A) NOTES COLLATERALIZED BY RECEIVABLES
     Borrowings bearing interest at prime plus: 1% to 2.5% in 1996
      including "lines of credit" (see below) and 1% to 2.5% in 1995.....  $41,443     $26,595
     Promissory notes payable............................................      125         190
                                                                           -------     -------
          Total notes collateralized by receivables......................  $41,568     $26,785
                                                                           =======     =======
(B) MORTGAGES COLLATERALIZED BY REAL ESTATE PROPERTIES
     Mortgages collateralized by the respective underlying assets with various repayment terms and fixed interest rates of 10% to 12.5% in
      1996 and 10% in 1995 and variable rates of prime plus: 1.25% to 3%
      and 90 day LIBOR plus 4.25% in 1996 and prime plus: 2.5% in 1995...  $31,078     $16,525
                                                                           =======     =======
(C) NOTES COLLATERALIZED BY EXCESS SERVICING RIGHTS (NOTE 8) AND MORTGAGE
    RELATED SECURITIES (NOTES 7 AND 9)...................................  $10,000     $    --
                                                                           =======     =======

     The prime rate of interest was 8.25% and the 90 day LIBOR was 5.53% at August 31, 1996.

     Maturities -- Scheduled maturities of the Company's contracts payable, excluding lines of credit are as follows (thousands of dollars):

          BALANCE       1997         1998         1999         2000         2001
        -----------  -----------  -----------  -----------  -----------  -----------
          $1,803        $721         $605         $293         $179          $5

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

     Summarized line of credit information relating to these five lines of credit outstanding at August 31, 1996, consist of the following (thousands of dollars):

BORROWING
AMOUNT AT
 AUGUST       MAXIMUM
   31,        BORROWING           REVOLVING                  MATURITY             INTEREST
  1996        AMOUNT         EXPIRATION DATE(F)                DATE                 RATE
---------     -------     -------------------------     ------------------     -------------
 $47,297      $57,000     (a)December 31, 1996          September 22, 2003     Prime + 2.25%
   7,821       15,000     (b)December 31, 1996          August 1, 2000         Prime  + 2.5%
   4,865       15,000     (c)June 27, 1998              June 27, 2005          LIBOR + 4.25%
   2,925       15,000     (c)February 6, 1998           August 6, 2005         LIBOR + 4.25%
   2,967        7,500     (b)December 31, 1996          June 30, 2000          Prime  + 2.5%
   3,265       20,000     (d)August 9, 1997             August 9, 1997         Prime  + 1.0%
  10,000       10,000     (d)(e)December 31, 1997       June 30, 2000          Prime  + 2.0%

---------------

 (a) Restrictions include the Company's requirement to maintain a tangible net worth in PEC of at least $25,000,000 during the borrowing term, and thereafter this requirement is permitted to decrease to $15,000,000 depending on the loan balance.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

(b) Restrictions include the Company's requirement to maintain a tangible net worth in PEC of $25,000,000 during the life of the loan.

(c) Restrictions include the Company's requirement to maintain a tangible net worth in PEC of $17,000,000 during the life of the loan.

(d) Restrictions include the Company's requirement to maintain MMC's tangible net worth at $12,500,000 plus 50% of MMC's cumulative net income since May 1, 1996. (50% of MMC's cumulative net income for the period May 1, 1996 to August 31, 1996 was $1.1 million). Additionally, MMC is required to maintain a minimum level of profitability of at least $500,000 per rolling 6 month period.

(e) Borrowings by MMC under this facility cannot exceed the lesser of (a) 40% of MMC's excess servicing rights and mortgage related securities or (b) six times the aggregate of the excess servicing rights and mortgage related securities payments actually received by the Company over the most recent 3 month period.

(f) Revolving expiration date represents the expiration dates of the revolving features of the lines of credit, at which time the credit lines assume fixed maturity.

     At August 31, 1996 and 1995, contracts payable consisted of $932,000 and $419,000, respectively, in obligations under lease purchase arrangements secured by property and equipment, bearing a weighted-average interest rate of 9.48%.

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

                                                                    1996        1995
                                                                   -------     -------
        Face amount of debt....................................... $10,000     $10,000
        Less: Value of warrants issued............................  (1,300)     (1,300)
                                                                   -------     -------
        Subordinated debt -- original value.......................   8,700       8,700
        Accreted interest since inception.........................   1,991         652
        Less: Interest payments since inception...................  (1,000)         --
                                                                   -------     -------
        Subordinated debt at August 31............................ $ 9,691     $ 9,352
                                                                   =======     =======

     The carrying value of subordinated debt approximated fair value at August 31, 1996 and 1995. See Note 5 of Notes to Consolidated Financial Statements.

17. REDEEMABLE PREFERRED STOCK

     The Company had designated 300,000 shares of its 5,000,000 authorized preferred shares as Series A, 12% Cumulative Preferred Stock, par value, $.01 per share. The remaining 4,700,000 authorized preferred

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

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

                                                RESERVE SHARES     NUMBER      PRICE PER SHARE
                                                --------------     -------     ---------------
        At November 17, 1993...................     525,000             --                --
        Granted to more than 10% stockholder...          --         35,000       $      2.75
        Granted to others......................          --        355,000       $      2.50
                                                     ------        -------
        At August 31, 1994.....................     525,000        390,000       $ 2.50/2.75
        Exercised..............................      (2,000)        (2,000)
        Forfeited..............................          --         (8,000)
        Granted................................          --         85,000       $ 8.00/8.75
                                                     ------        -------
        At August 31, 1995.....................     523,000        465,000
        Exercised..............................      (4,000)        (4,000)
        Forfeited..............................          --         (6,000)
        Granted................................          --         25,000       $     5.875
                                                     ------        -------
        At August 31, 1996.....................     519,000        480,000       $ 2.50/8.75
                                                     ======        =======

     The number of options exercisable under this plan at August 31, 1996, was 170,000 at a range of $2.50 to $8.75 per share.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

19. TIMESHARE INTEREST SALES AND LAND SALES

     Timeshare interest sales, net -- A summary of the components of timeshare interest sales is as follows (thousands of dollars):

                                                             YEAR ENDED AUGUST 31,
                                                        -------------------------------
                                                         1996        1995        1994
                                                        -------     -------     -------
        Timeshare interest sales....................... $33,178     $26,272     $24,670
        Less: Provision for cancellation...............  (5,400)     (5,590)     (5,149)
                                                        -------     -------     -------
                  Total................................ $27,778     $20,682     $19,521
                                                        =======     =======     =======

     Land sales, net -- A summary of the components of land sales is as follows (thousands of dollars):

                                                             YEAR ENDED AUGUST 31,
                                                        -------------------------------
                                                         1996        1995        1994
                                                        -------     -------     -------
        Land sales....................................  $22,346     $24,717     $15,434
        Less: Provision for cancellation..............   (4,378)     (3,905)     (1,900)
                                                        -------     -------     -------
                  Total...............................  $17,968     $20,812     $13,534
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

                                                                        AUGUST 31,
                                                                    ------------------
                                                                     1996        1995
                                                                    -------     ------
        Deferred tax liabilities:
          Difference between book and tax carrying value of
             assets...............................................  $ 3,064     $3,508
          Timing of revenue recognition...........................    8,348      4,606
                                                                    -------     -------
                                                                     11,412      8,114
                                                                    -------     -------
        Deferred tax assets:
          Other...................................................      432         11
                                                                    -------     -------
                  Net deferred tax liability......................  $10,980     $8,103
                                                                    =======     =======

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

     The provision for taxes as reported is different from the tax provision computed by applying the statutory federal rate of 34%. The differences are as follows (thousands of dollars):

        Income (loss) before income taxes, including
          gain on discontinued operations...............  $8,018     $4,187     $(5,013)
                                                          ======     ======     =======
        Tax at the statutory federal rate...............  $2,726     $1,424     $(1,704)
        Increase (decrease) in taxes resulting from:
        State income taxes, net of federal income tax
          benefit.......................................     442        264          --
        Payments to assignors...........................      --        813       2,218
          Realization of purchase price adjustments.....      --         70         217
             Amortization of negative goodwill..........      --         --          17
             Contributions in aid of construction.......      81        929         114
             Preferred stock dividends..................     (82)      (122)       (122)
             Other......................................      --        (85)         21
                                                          ------     ------     -------
        Total...........................................  $3,167     $3,293     $   761
                                                          ======     ======     =======

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

22. RELATED PARTY TRANSACTIONS

     Timeshare Owners' Associations -- Owners' Associations have been incorporated for the Grand Flamingo, Reno Spa, Brigantine and Steamboat Springs timesharing resorts. The respective Owners' Associations are independent notfor-profit corporations. PEC acts as the managing agent for these Owners' Associations and the White Sands Resort Club, which is a division of PEC (Associations) and received management fees for its services of $2,081,000 and $1,988,000 in 1996 and 1995, respectively. Such fees were recorded in other revenue. The expenses of PEC for management of each timeshare resort are incurred to preserve the integrity of the property and the portfolio performance on an on-going basis beyond the end of the sales period. PEC does not manage resorts of other developers and would not collect management fees or incur expenses were it not part of the total timeshare sale package and support of the portfolio. The owners of timeshare interests in each Association are responsible for payment to the Associations of assessments, which are intended to fund all of the operating expenses at each of the resort facilities. The Company's share of the Association assessments, net of room income, was $983,000 and $56,000 for 1996 and 1995, respectively, and have been recorded as general and administrative expense. This increase was primarily due to the newer resorts recording a full year's operations in fiscal 1996 versus a partial year in fiscal 1995. The Company has in the past financed budget deficits of the Associations as is reflected in the receivable from such Associations, but is not obligated to do so in the future.

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

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

     Transactions with Management -- On September 24, 1990, Brigantine Preferred Properties, Inc. (Properties), a Nevada Corporation that is a wholly-owned subsidiary of the Company, entered into agreements with Brigantine Inn, Ltd., a New Jersey Limited Partnership (Inn), and Brigantine Villas, L.P., a New Jersey Limited Partnership (Villas), herein referred to as the Inn Agreement and the Villas Agreement, respectively, for the acquisition of certain assets (primarily inventory of timeshare interests and related assets) and the assumption of certain liabilities of the Inn and Villas. Inn and Villas were in the business of selling timeshare interests in two adjacent facilities located near Atlantic City, New Jersey.

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

     Leases -- The Company leases certain real estate for sales and general and administrative usage. The Company also leases its Hawaii real estate for timeshare usage. Rental expense for fiscal years 1996, 1995, and 1994 was $2,731,000, $2,446,000, and $1,865,000, respectively. Future minimum rental payments under operating leases are set forth below (thousands of dollars):

  YEAR ENDING AUGUST 31,
  ----------------------
         1997...........     $ 1,941
         1998...........       1,830
         1999...........       1,331
         2000...........       1,144
         2001...........       1,154
         Thereafter ....       2,639
                              ------
            Total.......     $10,039
                              ======

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

     Following the Company's November 10, 1995 announcement disclosing certain accounting adjustments, an action was filed on November 13, 1995, in the United States District Court, District of Nevada by Christopher Dunleavy, as a purported class action against the Company, certain of the Company's officers and directors and the Company's independent auditors. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the preparation and issuance of certain of the Company's financial reports issued in 1994 and 1995, including certain financial statements reported on by the Company's independent auditors. The complaint also alleges that one of the director defendants violated the federal securities laws by engaging in "insider trading." The named plaintiff seeks to represent a class consisting of purchasers of the Company's Common Stock between January 14, 1994 and November 9, 1995, and seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the court may deem just and proper. The Company believes that it has substantial defenses to the action and that the likelihood of a material liability being incurred by the Company is remote.

     On November 16, 1995, a second action was filed in the United States District Court for the District of Nevada by Alan Peyser as a purported class action against the Company and certain of its officers and directors, which was served on the Company on December 20, 1995. The complaint alleges, among other things, that the defendants violated the federal securities laws by making statements and issuing certain financial reports in 1994 and 1995 that overstated the Company's earnings and business prospects. The named plaintiff seeks to represent a class consisting of purchasers of the Company's common stock between November 28, 1994 and November 9, 1995. The complaint seeks damages in an unspecified amount, cost, attorney's fees and such other relief as the Court may deem just and proper. The Company believes that it has

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

substantial defenses to the action and that the likelihood of a material liability being incurred by the Company is remote.

     On or about June 10, 1996, the Dunleavy Action and Peyser Action were consolidated under the caption "In re Mego Financial Corp. Securities Litigation," Master File No. CV-9-95-01082-LD (RLJ), pursuant to a stipulation by the parties. On or about July 26, 1996, Michael Nadler filed a motion in the above matter requesting that he be added as a class representative and that his attorney be added as additional counsel for the class. On or about August 26, 1996, a Motion in Opposition to the motion to add a class representative was filed by the Company and certain other defendants. Neither motion has been heard or decided by the court. The Company cannot predict the outcome or estimated loss with respect to this matter.

     In the general course of business the Company, at various times, has been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the financial condition or results of operations of the Company.

     Contingencies -- At August 31, 1996, irrevocable letters of credit in the amount of $2,084,000 were issued and outstanding to secure certain obligations of the Company. These letters are collateralized by notes receivable in the amount of $2,497,000.

     License Agreement -- In April 1995, PEC entered into a strategic alliance pursuant to which PEC was granted a ten-year (including a renewal option) exclusive license to operate both its existing and future timeshare properties under the name "Ramada Vacation Suites". PEC has renamed its timeshare resorts. The arrangement provides for the payment by PEC of an initial access fee of $1 million, which has been paid, and monthly recurring fees equal to 1% of PEC's Gross Sales (as defined) each month through January 1996 and 1.5% of PEC's Gross Sales each month commencing in February 1996. The initial term of the arrangement is 5 years and PEC has the option to renew the arrangement for an additional term of 5 years.

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

25. SEGMENT DATA

     The Company's general business is consumer lending, however, in compliance with SFAS 14 "Financial Reporting for Segments of a Business Enterprise," segment data is presented for "Mortgage operations" and "Timeshare and land operations". The mortgage operations business segment is comprised of Mego Mortgage Corporation financial information and the timeshare and land operations is comprised of Preferred Equities Corporation financial data. Corporate represents Mego Financial, the parent only financial information. Other and intersegment eliminations, net represents elimination and reclassification entries for consolidation purposes. The segment data tables follow (thousands of dollars) (1):

                                                           YEAR ENDED AUGUST 31,
                                                     ----------------------------------
                                                       1996         1995         1994
                                                     --------     --------     --------
        REVENUES(2):
          Mortgage operations(3)...................  $ 25,027     $ 13,579     $    751
          Timeshare and land operations............    60,618       56,804       47,358
                                                     --------     --------     --------
             Total business segments...............    85,645       70,383       48,109
          Corporate................................        34          191          514
          Other and intersegment eliminations,
             net...................................     1,116          986          253
                                                     --------     --------     --------
                  Total............................  $ 86,795     $ 71,560     $ 48,876
                                                     ========     ========     ========

                                                           YEAR ENDED AUGUST 31,
                                                     ----------------------------------
                                                       1996         1995         1994
                                                     --------     --------     --------
        INCOME (LOSS) FROM CONTINUING OPERATIONS
          BEFORE INCOME TAXES(2):
          Mortgage operations......................  $ 11,155     $  5,919     $ (1,511)
          Timeshare and land operations............     1,337        8,306        5,551
                                                     --------     --------     --------
             Total business segments...............    12,492       14,225        4,040
          Corporate(4).............................    (4,474)     (10,038)      (9,053)
                                                     --------     --------     --------
                  Total............................  $  8,018     $  4,187     $ (5,013)
                                                     ========     ========     ========

                                                           YEAR ENDED AUGUST 31,
                                                     ----------------------------------
                                                       1996         1995         1994
                                                     --------     --------     --------
        ASSETS:
          Mortgage operations......................  $ 50,606     $ 24,081     $  5,122
          Timeshare and land operations............   122,970       94,820       87,732
                                                     --------     --------     --------
             Total business segments...............   173,576      118,901       92,854
          Corporate................................    21,326       18,749        5,672
          Other and intersegment eliminations,
             net...................................   (29,305)(5)  (24,893)(6)  (10,224)(7)
                                                     --------     --------     --------
                  Total............................  $165,597     $112,757     $ 88,302
                                                     ========     ========     ========

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

                                                                   AUGUST 31,
                                                          ----------------------------
                                                           1996       1995       1994
                                                          ------     ------     ------
          CAPITAL EXPENDITURES:
            Mortgage operations.........................  $  637     $  274     $  263
            Timeshare and land operations...............   8,690      3,523      2,310
                                                          ------     ------     ------
               Total business segments..................   9,327      3,797      2,573
            Corporate...................................      --         --         --
                                                          ------     ------     ------
                    Total...............................  $9,327     $3,797     $2,573
                                                          ======     ======     ======

                                                                   AUGUST 31,
                                                          ----------------------------
                                                           1996       1995       1994
                                                          ------     ------     ------
          DEPRECIATION EXPENSE:
            Mortgage operations.........................  $  394     $  403     $  116
            Timeshare and land operations...............   1,526      1,131      1,092
                                                          ------     ------     ------
               Total business segments..................   1,920      1,534      1,208
            Corporate...................................      --         --         --
                                                          ------     ------     ------
                    Total...............................  $1,920     $1,534     $1,208
                                                          ======     ======     ======

---------------

(1) The fiscal three year segment financial data included herein is not necessarily indicative of current or future operations of the Company.

(2) Included in MMC's net income from operations is $1,380, $922, and $455, of loan servicing and management services fee expense paid to PEC, which is included in PEC's revenues. There were no material corporate allocations made.

(3) MMC commenced originating loans in March 1994.

(4) Includes payments to assignors of $0, $7,252, and $8,526 in 1996, 1995, and 1994, respectively. Includes $1,695 of interest expense related to the parent in 1996 and includes $2,813, $2,977 and $1,041 of parent only general and administrative expenses in 1996, 1995, and 1994, respectively.

(5) Includes income taxes due to parent, Mego Financial, of $11,994 from Mego Mortgage; amount due to PEC from Mego Financial of $7,445, Mego Financial's investment in Mego Mortgage and PEC of $8,700, $819 due to PEC from Mego Mortgage for loan servicing and management services fees, and other eliminations.

(6) Includes income taxes due to the parent, Mego Financial, of $8,452 from Mego Mortgage; amount due to PEC from Mego Financial of $7,741 and Mego Financial's investment in Mego Mortgage and PEC of $8,700.

(7) Includes amount due to PEC from Mego Financial of $4,194, Mego Financial's investment in Mego Mortgage and PEC of $5,650, and other eliminations.

26. LAND SALES

     The following table reflects the maturities of receivables from land sales for each of the five years after August 31, 1996 (thousands of dollars):

                                                      1997      1998      1999     2000     2001
                                                      ----     ------     ----     ----     ----
Land receivables maturities.........................  $670     $1,332     $314     $506     $964

     The range of interest rates are from 0.0% to 14.5% and the weighted-average interest rate at August 31, 1996 was 11.4%.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

     The delinquency information related to land loans at August 31, 1996 is as follows (dollars in thousands):

                                             PRINCIPAL BALANCE   % OF LOANS SERVICED
                                             -----------------   -------------------
            30-59 days.....................       $ 1,762                 1.5%
            60-90 days.....................           510                 0.4%
            Over 90 days...................         2,110                 1.8%

     The amount of recorded expenditures for improvements were $68,000 during fiscal 1996, and the estimated total costs and expenditures for improvements on these loans for the next five years are deemed immaterial for disclosure purposes at August 31, 1996. The obligations for future improvements at August 31, 1996 was $27,000.

27. QUARTERLY FINANCIAL DATA

     The following tables reflect consolidated quarterly financial data for Mego Financial Corp. for the fiscal years ended August 31, 1996 and 1995 (dollars in thousands, except per share amounts):

                                                             THREE MONTHS ENDED
                                        ------------------------------------------------------------
                                         AUGUST 31,       MAY 31,       FEBRUARY 29,    NOVEMBER 30,
                                            1996            1996            1996            1995
                                        ------------    ------------    ------------    ------------
REVENUES:
Net timeshare interest and land
  sales................................ $     10,345    $     12,449    $     11,159    $     11,793
Gain on sale of receivables and
  mortgage related securities..........        7,139           3,387           4,884           6,397
Interest income........................        3,071           2,436           1,561           1,630
Financial income and other.............        1,913           3,662           2,234           2,735
                                         -----------     -----------     -----------     -----------
          Total revenues...............       22,468          21,934          19,838          22,555
                                         -----------     -----------     -----------     -----------
EXPENSES:
Direct costs of timeshare interest and
  land sales...........................        1,499           1,447           1,387           1,509
Operating expenses.....................       16,613          17,005          14,569          14,641
Provision for credit losses............          695             318             200             297
Interest...............................        2,585           3,088           1,286           1,638
                                         -----------     -----------     -----------     -----------
          Total expenses...............       21,392          21,858          17,442          18,085
                                         -----------     -----------     -----------     -----------
Income before income taxes.............        1,076              76           2,396           4,470
Income tax expense (benefit)...........          807           (230)             918           1,672
                                         -----------     -----------     -----------     -----------
Net income.............................          269             306           1,478           2,798
Cumulative preferred stock
  dividends(1).........................           60              40              60              80
                                         -----------     -----------     -----------     -----------
Net income applicable to common
  stock................................ $        209    $        266    $      1,418    $      2,718
                                         ===========     ===========     ===========     ===========
EARNINGS PER SHARE:
Primary................................ $       0.01    $       0.01    $       0.08    $       0.15
                                         ===========     ===========     ===========     ===========
Fully-diluted.......................... $       0.01    $       0.01    $       0.07    $       0.14
                                         ===========     ===========     ===========     ===========
WEIGHTED-AVERAGE NUMBER OF SHARES
  OUTSTANDING:
Primary................................   18,587,472      18,087,556      18,087,556      18,087,556
                                         ===========     ===========     ===========     ===========
Fully-diluted..........................   19,286,027      19,484,667      19,463,556      19,463,556
                                         ===========     ===========     ===========     ===========

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              For the years ended August 31, 1996, 1995, and 1994

                                                          THREE MONTHS ENDED
                                     -------------------------------------------------------------
                                     AUGUST 31,        MAY 31,       FEBRUARY 28,     NOVEMBER 30,
                                        1995            1995             1995             1994
                                     -----------     -----------     ------------     ------------
REVENUES:
Net timeshare interest and land
  sales............................  $     8,497     $    13,876     $     8,073      $    11,048
Gain on sale of receivables and
  mortgage related securities......        6,782           4,221           1,445            1,371
Interest income....................        2,162           2,350           1,748            1,919
Financial income and other.........        2,714           2,160           1,593            1,601
                                     -----------     -----------     -----------      -----------
          Total revenues...........       20,155          22,607          12,859           15,939
                                     -----------     -----------     -----------      -----------
EXPENSES:
Direct costs of timeshare interest
  and land sales...................        1,244           1,540           1,009            1,348
Operating expenses.................       12,721          14,939          14,031           12,716
Provision for credit losses........          306             312             139              107
Interest...........................        2,529           1,755           1,466            1,211
                                     -----------     -----------     -----------      -----------
          Total expenses...........       16,800          18,546          16,645           15,382
                                     -----------     -----------     -----------      -----------
Income (loss) before income
  taxes............................        3,355           4,061          (3,786)             557
Income taxes.......................          696           1,189             356            1,052
                                     -----------     -----------     -----------      -----------
Net income (loss) from continuing
  operations.......................        2,659           2,872          (4,142)            (495)
Gain on discontinued operations,
  net of income taxes(2)...........           --             295             578               --
                                     -----------     -----------     -----------      -----------
Net income (loss)..................        2,659           3,167          (3,564)            (495)
Cumulative preferred stock
  dividends........................           90              90              90               90
                                     -----------     -----------     -----------      -----------
Net income (loss) applicable to
  common stock.....................  $     2,569     $     3,077     $    (3,654)     $      (585)
                                     ===========     ===========     ===========      ===========
EARNINGS (LOSS) PER SHARE (3):
Primary............................  $      0.14     $      0.17     $     (0.20)     $     (0.03)
                                     ===========     ===========     ===========      ===========
Fully-diluted......................  $      0.14     $      0.17     $       N/A      $       N/A
                                     ===========     ===========     ===========      ===========
WEIGHTED-AVERAGE NUMBER OF SHARES
  OUTSTANDING:
Primary............................   17,859,161      17,631,169      18,086,750       18,086,750
                                     ===========     ===========     ===========      ===========
Fully-diluted......................   18,685,119      18,431,037             N/A              N/A
                                     ===========     ===========     ===========      ===========

---------------

(1) See Note 17 of Notes to Consolidated Financial Statements.

(2) See Note 21 of Notes to Consolidated Financial Statements.

(3) Fully diluted earnings per share are not presented for the quarters ended November 30, 1994 and February 28, 1995 because the effects would have been anti-dilutive.

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

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
October 25, 1996

                                                                   SCHEDULE VIII

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (thousands of dollars)
                       For the Year Ended August 31, 1996

                                                                          ADDITIONS
                                                                   -----------------------
                                                    BALANCE AT     CHARGED TO   CHARGED TO                  BALANCE AT
                                                    BEGINNING      COSTS AND      OTHER                       END OF
                   DESCRIPTION                      OF PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS       PERIOD
--------------------------------------------------  ----------     ----------   ----------   ----------     ----------
Allowances for cancellations......................   $ 11,969       $ 11,288     $     --     $(11,650)      $ 11,607
Unamortized valuation discount....................        343            471           --         (362)           452
Revaluation adjustment............................         --             --           --           --             --
                                                      -------        -------      -------     --------        -------
                                                     $ 12,312       $ 11,759     $     --     $(12,012)      $ 12,059
                                                      =======        =======      =======     ========        =======

---------------

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

                                                                   SCHEDULE VIII

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (thousands of dollars)
                       For the Year Ended August 31, 1995

                                                                          ADDITIONS
                                                                   -----------------------
                                                    BALANCE AT     CHARGED TO   CHARGED TO                  BALANCE AT
                                                    BEGINNING      COSTS AND      OTHER                       END OF
                   DESCRIPTION                      OF PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS       PERIOD
--------------------------------------------------  ----------     ----------   ----------   ----------     ----------
Allowances for cancellations and credit losses....   $ 13,281       $ 10,359     $     --     $(11,671)      $ 11,969
Unamortized valuation discount....................        281            103           --          (41)           343
Revaluation adjustment............................        166(a)          --           --         (166)(b)         --
                                                      -------        -------      -------     --------        -------
                                                     $ 13,728       $ 10,462     $     --     $(11,878)      $ 12,312
                                                      =======        =======      =======     ========        =======

---------------

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

                                                                   SCHEDULE VIII

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (thousands of dollars)
                       For the Year Ended August 31, 1994

                                                                          ADDITIONS
                                                                   -----------------------
                                                    BALANCE AT     CHARGED TO   CHARGED TO                  BALANCE AT
                                                    BEGINNING      COSTS AND      OTHER                       END OF
                   DESCRIPTION                      OF PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS       PERIOD
--------------------------------------------------  ----------     ----------   ----------   ----------     ----------
Allowances for cancellations......................   $ 14,764        $7,775      $     --     $ (9,258)      $ 13,281
Unamortized valuation discount....................        275           292            --         (286)           281
Revaluation adjustment............................        588(a)         --            --         (422)(b)        166
                                                      -------        ------       -------      -------        -------
                                                     $ 15,627        $8,067      $     --     $ (9,966)      $ 13,728
                                                      =======        ======       =======      =======        =======

---------------

 (a) Excess of book value over cost at September 1, 1989.

(b) Amortization of excess of book value over cost.