Form 10-K405
period 1997-08-31
MEGO FINANCIAL CORP
filed 1997-11-26
CIK 736035

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 1-8645

                              MEGO FINANCIAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     NEW YORK                                          13-5629885
          (STATE OR OTHER JURISDICTION OF                             (IRS EMPLOYER
          INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

         4310 PARADISE ROAD, LAS VEGAS, NV                                89109
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

        Registrant's telephone number, including area code 702-737-3700 Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

    As of November 7, 1997, 21,009,506 shares of the registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant as of November 7, 1997 was approximately $56,671,100 based on a closing price of $5.00 for the common stock as reported on the NASDAQ National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Mego Financial Corp. (Mego Financial) is a specialty financial services company that, through its wholly-owned subsidiary, Preferred Equities Corporation (PEC), is engaged primarily in originating, selling, servicing and financing consumer receivables generated through timeshare and land sales. Unless the context requires otherwise, the "Company" refers to Mego Financial and its consolidated subsidiaries. PEC markets and finances timeshare interests and land in select resort areas. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it sells and services.

     The Company formed Mego Mortgage Corporation (MMC) in June 1992 as a wholly-owned subsidiary and operated MMC as such until November 1996. MMC is a specialized consumer finance company that originates, purchases, sells, securitizes and services consumer loans consisting primarily of conventional uninsured home improvement and debt consolidation loans which are generally secured by liens on residential property.

     In November 1996, MMC consummated an underwritten initial public offering (the IPO) of 2.3 million shares of its common stock, $0.01 par value. As a result of the consummation of the IPO, the Company's ownership of MMC was reduced to approximately 81.3% of the outstanding common stock. On September 2, 1997, the Company distributed all of its 10 million shares of MMC's common stock to the Company's shareholders in a tax-free spin-off (the Spin-off). To fund MMC's past operations and growth and in conjunction with filing consolidated tax returns, MMC incurred debt and other obligations due to the Company and its subsidiary, PEC. The amount of debt due to the Company was $10.1 million at August 31, 1997 and $12.8 million at August 31, 1996, of which $3.4 million was paid in October 1997 together with $500,000 advanced by the Company to MMC in September 1997. It is not anticipated that the Company will provide funds to MMC or guarantee MMC's indebtedness in the future, although it may do so. MMC also has agreements with PEC for the provision of management services and loan servicing. See Notes 3 and 20 of Notes to Consolidated Financial Statements, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) -- Discontinued Operations of MMC" and "Item 13. Certain Relationships and Related Transactions."

     The Company was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp. In January 1988, the Company sold a controlling interest in the Company consisting of approximately 43% of the then outstanding common stock after the sale, to affiliates of the Assignors (as hereinafter defined). See "Item 13. Certain Relationships and Related Transactions" and Note 2 of Notes to Consolidated Financial Statements. In February 1988, the Company acquired PEC, pursuant to an assignment by the Assignors (Comay Corp., GRI, RRE Corp., and H&H Financial Inc.) of their contract right to purchase PEC. The Company's executive offices are located at 4310 Paradise Road, Las Vegas, Nevada, and the telephone number is (702) 737-3700.

PREFERRED EQUITIES CORPORATION

  GENERAL

     PEC acquires, develops and converts rental and condominium apartment buildings and hotels for sale as timeshare interests and engages in the retail sale of land. PEC's strategy is to acquire properties in desirable destination resort areas that offer a range of recreational activities and amenities. As part of its strategic plan, PEC has shifted its emphasis from sales of land to sales of timeshare interests due both to its diminishing inventory of land available for sale and its increasing inventory of timeshare interests from the opening of new timeshare resorts. The decrease in PEC's inventory of land is due generally to the unavailability of suitable land at acceptable prices. PEC markets and sells timeshare interests in its resorts in Las Vegas and Reno, Nevada; Honolulu, Hawaii; Brigantine, New Jersey; Steamboat Springs, Colorado; Indian Shores and Orlando, Florida; as well as land in Nevada and Colorado. PEC owns additional properties in Steamboat Springs, Colorado and Las Vegas, Nevada which are under construction for sale as timeshare interests and is considering the purchase of additional properties for use in its timeshare operations. PEC has contracted to acquire property in Biloxi, Mississippi for the construction of a future timeshare resort. In recent years, several major lodging, hospitality and entertainment companies, including The Walt Disney Company, Hilton Hotels Corporation, Marriott Ownership Resorts, Inc. and Hyatt Corporation, among others, have commenced developing and marketing timeshare interests in various resort properties. The Company believes that the entry into the timeshare industry of certain of these large and well-known lodging, hospitality and entertainment companies has contributed to the growth and acceptance of the industry. To enhance its competitive position, in April 1995, PEC entered into a strategic alliance with Hospitality Franchise Systems, Inc.
(HFS) pursuant to which PEC was granted a ten-year (including a renewal option) exclusive license to operate both its existing and future timeshare properties under the name "Ramada Vacation Suites." The American Resort Development Association (ARDA) estimates that approximately 1.8 million families in the United States own timeshare interests in resorts worldwide and that sales of timeshare interests in the United States aggregated approximately $2.2 billion in 1996. Additionally, it is estimated by ARDA that sales volume is increasing at a compounded annual rate of almost 14% due to the entry of brand-name hospitality firms, such as "Ramada," well-financed, publicly held companies with lower costs of capital and strong growth among seasoned timeshare companies.

  TIMESHARE PROPERTIES AND SALES

     PEC acquires, develops and converts rental and condominium apartment buildings and hotels for sale as timeshare interests. PEC's strategy is to acquire properties in desirable destination resort areas that offer a range of recreational activities and amenities. The timeshare interests offered by PEC in its resorts other than in Hawaii generally consist of undivided fee interests in the land and facilities comprising the property or an undivided fee interest in a particular unit, pursuant to which the owner acquires the perpetual right to weekly occupancy of a residence unit each year. In its resort in Hawaii, PEC offers "right-to-use" interests, pursuant to which the owner has occupancy rights for one week each year until December 31, 2009, the last full year of the underlying land lease for the resort property. During fiscal 1997, 1996 and 1995, PEC sold 7,860, 6,982 and 5,365 timeshare interests, respectively, at prices ranging from $3,950 to $23,950.

     The Company believes that PEC's alliance with HFS has enabled it to capitalize on the Ramada reputation, name recognition and customer profile, which closely matches PEC's customer profile. The arrangement required PEC to pay an initial access fee of $1 million, which has been paid, and monthly recurring fees equal to 1% of PEC's Gross Sales (as defined in the agreement) through January 1996 and 1.5% of PEC's Gross Sales each month commencing after January 1996. The initial term of the arrangement is 5 years and PEC has the option to renew the arrangement for an additional term of 5 years if it has met certain conditions, including the addition of at least 20,000 timeshare interests during the initial term, which condition had been satisfied as of August 31, 1997, and the payment of minimum annual fees. In addition to the grant of the license, the arrangement provides for the establishment of joint marketing programs. The Company believes it has benefited from the use of the Ramada name, but is unable to quantify the amount of such benefit.

     In May 1997, PEC began offering a new sales program whereby a customer pays a fixed fee on an installment basis to use a timeshare interest during an initial one-year period with an option to purchase the timeshare interest. If the customer exercises the option to purchase the interest, the fixed fee is applied toward the down payment of the timeshare interest purchased.

     PEC currently operates timeshare resorts in Las Vegas and Reno, Nevada; Honolulu, Hawaii; Brigantine, New Jersey; Steamboat Springs, Colorado; Orlando and Indian Shores, Florida; and owns additional properties in Las Vegas, Nevada and Steamboat Springs, Colorado which are under construction. PEC is considering the purchase of additional properties for use in its timeshare operations and has recently contracted to acquire property in Biloxi, Mississippi for future construction of a timeshare resort.

     PEC's Ramada Vacation Suites at Las Vegas, formerly known as The Grand Flamingo Club, includes 30 buildings with a total of 429 studio units and 1 and 2 bedroom units which have been converted for sale as 21,879 timeshare interests, of which 2,755 remained available for sale as of August 31, 1997. The resort is in close proximity to "the Strip" in Las Vegas and features swimming pools and other amenities. Nevada timesharing attracts the upper end of the tourism market and Las Vegas is the most dynamic region of the state for timeshare industry growth according to ARDA statistics. PEC is in the process of converting additional adjacent properties it owns. PEC has completed the expansion of the common areas to include an expanded lobby, convenience store and expanded sales facilities. At August 31, 1997, a total of 5 buildings containing 60 apartment units were under conversion to timeshare interests.

     The Ramada Vacation Suites at Reno, formerly known as the Reno Spa Resort, consists of a 95-unit hotel that has been converted for sale as 4,845 timeshare interests, of which 729 remained available for sale as of August 31, 1997. The resort features an indoor swimming pool, exercise facilities, sauna, jacuzzi and sun deck.

     PEC's Ramada Vacation Suites at Honolulu is an 80-unit hotel consisting of 3 buildings that have been converted for sale as 4,160 timeshare interests, of which 444 remained available for sale as of August 31, 1997. The hotel recently changed its name from White Sands Waikiki. The resort is within walking distance of a public beach and features a swimming pool and jacuzzi. PEC holds the buildings, equipment and furnishings under a land lease expiring in March 2010, under which PEC makes annual rental payments of approximately $192,000.

     The Ramada Vacation Suites on Brigantine Beach consists of a 91-unit hotel and a 17-unit three story building, formerly known as the Brigantine Inn and the Brigantine Villas, respectively, that have been either converted or constructed for sale as 5,508 timeshare interests, of which 658 remained available for sale as of August 31, 1997. The resort is situated on beach front property in close proximity to Atlantic City, New Jersey and features an enclosed swimming pool, cocktail lounge, bar and restaurant.

     The Ramada Vacation Suites at Steamboat Springs consists of 60 one- and two-bedroom units, which have been converted for sale as 3,060 timeshare interests, of which 1,196 remained available for sale as of August 31, 1997. PEC acquired this condominium resort in 1994 and completed the conversion in 1995. PEC has constructed a 5,500-square foot amenities building at this facility which features a lobby, front desk, spa and sauna.

     The Ramada Vacation Suites at Indian Shores, formerly known as the Aloha Bay Apartments, consists of a 2-building complex, that has recently been converted into a total of 32 one- and two-bedroom units to be sold as 1,632 timeshare interests. The resort is located on the intercoastal waterway and is in close proximity to Tampa, Florida. Timeshare interests became available for sale in September 1996. At August 31, 1997, 1,272 timeshare interests remained available for sale.

     The Ramada Vacation Suites at Orlando, formerly known as Ramada Suites at Tango Bay (in Orlando, Florida), consists of a 7 building complex, that is being converted into 102 units to be sold as 5,202 timeshare interests. In June 1997, 42 units became available for sale as 2,142 timeshare interests. At August 31, 1997, 72 timeshare interests had been sold. Florida is one of the country's most significant timeshare markets, representing 23.6% of the total number of resorts in the United States, and, according to ARDA, has experienced unprecedented growth.

     The Ramada Vacation Suites -- Hilltop, formerly known as The Overlook Lodge, is a 117-room complex complete with indoor swimming pool, restaurant, cocktail lounge and meeting room facilities. Upon completion of conversion, the complex will consist of 56 one- and two-bedroom units to be sold as 2,856 timeshare interests. The resort is located in Steamboat Springs, Colorado, in close proximity to the area's ski slopes and attractions. The timeshare interests will be available for sale upon completion of improvements and registration with the state of Colorado, which is expected to be completed in December 1997.

     The following table sets forth certain information regarding the timeshare interests at the Company's resort properties:

                                                                                      STEAMBOAT   INDIAN
                                          LAS VEGAS    RENO    WAIKIKI   BRIGANTINE    SPRINGS    SHORES    ORLANDO   TOTAL
                                          ---------   ------   -------   ----------   ---------   -------   -------   ------
Maximum number of timeshare interests...    21,879     4,845    4,160        5,508       3,060      1,632    2,142    43,226
Net number of timeshare interests sold
  through August 31, 1997...............    19,124     4,116    3,716        4,850(1)    1,864        360       72    34,102
Number of timeshare interests available
  for sale at August 31, 1997...........     2,755       729      444          658       1,196      1,272    2,070     9,124
Percent sold through August 31, 1997....        87%       85%      89%          88%         61%        22%       3%       79%
Number of timeshare interests sold
  during the year ended August 31,
  1997..................................     4,714       551      608          104       1,340        456       87     7,860
Number of timeshare interests reacquired
  during the year ended August 31, 1997
  through:
  Contract cancellations................       780       237      149          136         185          9       --     1,496
  Exchanges(2)..........................     2,342       349      357           61         538         87       15     3,749
  Acquired for unpaid maintenance
    fees................................       135        68       79           46          --         --       --       328
                                           -------    ------   ------      -------     -------    -------   ------    -------
  Total number of timeshare interests
    reacquired during the year..........     3,257       654      585          243         723         96       15     5,573
                                           -------    ------   ------      -------     -------    -------   ------    -------
Net number of timeshare interests sold
  (reacquired) during the year ended
  August 31, 1997.......................     1,457      (103)      23         (139)        617        360       72     2,287
Additional timeshare interests under
  development(3)........................     3,060        --       --           --       2,856         --    3,060     8,976
Sales prices of timeshare interests
  available at August 31, 1997 range
    From................................   $ 7,950    $6,150   $3,950     $  5,150     $ 6,950    $ 7,950   $7,950       N/A
    To..................................   $14,950    $9,950   $5,950     $ 15,800     $23,950    $14,950   $9,950       N/A

---------------

(1) 4,823 timeshare interests were sold by the prior developer.

(2) These exchanges are primarily related to customers exchanging and/or upgrading their current property to generally higher quality and higher priced units.

(3) PEC owns additional units under conversion or to be converted to timeshare interests, and are not included above. In Las Vegas, Nevada, the addition of 60 units will be converted into 3,060 timeshare interests. In Steamboat Springs, Colorado, the addition of 56 units will be converted into 2,856 timeshare interests. In Orlando, Florida, the addition of 60 units will be converted into 3,060 timeshare interests.

     For the fiscal years ended August 31, 1997, 1996 and 1995, PEC's consolidated revenue from sales of timeshare interests was $32.3 million, $27.8 million and $20.7 million, respectively, representing approximately 47.9%, 45.8% and 36% of total revenues, respectively.

  RCI EXCHANGE NETWORK

     The attractiveness of timeshare interest ownership in resorts is enhanced significantly by the availability of exchange networks allowing owners to exchange their occupancy right in the resort in which they own an interest for an occupancy right in another participating network resort. Several companies, including Resorts Condominiums International (RCI), which recently became a wholly-owned subsidiary of HFS, provide broad based timeshare interest exchange networks and PEC has qualified its resort properties for participation in the RCI network.

     RCI has a total of more than 3,100 participating resort facilities located worldwide. Approximately 46.1% of the participating facilities are located in the United States and Canada. PEC and the Owners' Association (as defined later) of each of PEC's timeshare resorts have entered into an agreement with RCI pursuant to which purchasers of timeshare interests in PEC's resorts may apply for membership in the RCI exchange network. Under the terms of these agreements, RCI agrees to make its exchange program available to PEC's customers who apply for membership. RCI and the Owners' Association agree to promote RCI's program and to honor qualified exchanges by members from other participating resorts. The initial five-year terms of the agreements are automatically renewable for additional five-year terms, unless either party gives the other party at least 180 days written notice prior to the expiration of the then current term. Either party may terminate the agreement upon a breach of the agreement by the other party. Membership in RCI entitles PEC's customers, based on availability, trading potential (which is based on their timeshare interval), and the payment of a variable exchange fee to RCI, to exchange their occupancy right in the resort in which they own an interest, for an occupancy right at the same or a different time in another participating resort of similar trading potential. The cost of the subscription fee for RCI, which is at the option and expense of the timeshare interest owner, is approximately $63 for the first year and $74 for each annual renewal.

  OWNERS' ASSOCIATIONS AND PROPERTY MANAGEMENT

     PEC's resort properties require ongoing management services. Independent not-for-profit corporations known as Owners' Associations have been established to administer each of PEC's resorts other than the resort in Honolulu. PEC's resort in Honolulu is administered by the White Sands Resort Club, a division of PEC (together with the Owners' Associations, collectively the Associations). Owners of timeshare interests in each of these resorts are responsible for the payment of annual assessment fees to the respective Association, which are intended to fund all of the operating expenses at the resort facilities and accumulate reserves for replacement of furnishings, fixtures and equipment, and building maintenance. Annual assessment fees for 1997 ranged from $247 to $445. PEC has in the past financed budget deficits of the Associations, but is not obligated to do so in the future. During fiscal 1997 and 1996, PEC did not finance any budget deficits for the Associations, since the Associations had an aggregate excess of $1.6 million and $538,000, respectively, of fees received compared to expenses paid. The deficit and/or excess position of the Associations vary primarily due to the timing of major improvement expenditures. Any budget deficits financed by PEC are expected to be recovered in the future by increased assessments to the Associations. The aggregate amount of budget deficits financed by PEC was $1.1 million during fiscal 1995.

     If the owner of a timeshare interest defaults in the payments of the annual assessment fee, the Association may impose a lien on the related timeshare interest. PEC has agreed to pay to the Associations the annual assessment fees of timeshare interest owners who are delinquent with respect to such fees, but have paid PEC in full for their timeshare interest. In exchange for the payment by PEC of such fees, the Associations assign their liens for non-payment on the respective timeshare interests to PEC. In the event the timeshare interest holder does not satisfy the lien after having an opportunity to do so, PEC typically acquires a quitclaim deed or forecloses on and acquires the timeshare interest for the amount of the lien and any related foreclosure costs.

     PEC has entered into management arrangements with the Associations pursuant to which PEC receives annual management and administrative fees in exchange for providing or arranging for various property management services such as bookkeeping, staffing, budgeting, maintenance and housekeeping services. During fiscal 1997, 1996 and 1995, PEC received $2,199,000, $2,081,000 and $1,988,000, respectively, of such fees from the Associations. The management arrangements are typically for initial terms ranging from three to five years and automatically renew for successive additional one-year terms unless canceled by the Association. No management arrangement has been canceled to date. The Company believes that proper management is important for maintaining customer satisfaction and protecting PEC's investment in its inventory of unsold timeshare interests.

     PEC's intent and goal is to manage these properties until all timeshare interests are sold and the receivables generated from such sales have been paid. However, due to cancellations, exchanges and upgrades, none of the Associations are likely to realize a 100% occupancy rate for an extended period of time. The Company believes that continued management of these properties preserves the integrity of the property and the portfolio performance on an ongoing basis beyond the end of the sales period.

  LAND SALES

     PEC is engaged in the retail sale of land in Nevada and Colorado for residential, commercial, industrial and recreational use. PEC acquires lots and large tracts of unimproved land and then subdivides the land into lots and parcels for retail sale. Residential lots range in size from one-quarter acre to one and one-half acres, while commercial and industrial lots vary in size. PEC's residential lots generally range in price from $16,000 to $91,000 while commercial and industrial lots generally range in price from $19,000 to $79,000. Improvements such as roads and utilities and, in some instances, amenities are typically part of the development program in Nevada. During fiscal 1997, 1996 and 1995, PEC sold 1,459, 1,610 and 1,467 residential lots, and 50, 38 and 51 commercial and industrial lots, respectively. PEC has a continuing program to plat the properties that it owns. Purchasers of lots and parcels frequently exchange their property after the initial purchase for other property interests offered by PEC. Additionally, PEC is required from time to time to cancel the purchase of lots and parcels as a result of payment defaults or customer cancellations following inspections of the property and pursuant to contractual provisions.

     A substantial portion of PEC's sales of retail lots and land parcels have been in its Calvada subdivisions, containing approximately 30,000 lots in the Pahrump valley, in Nye County, Nevada, located approximately 60 miles from Las Vegas. The lots are designated as single family residential, multiple family residential, mobile home, hotel/motel, industrial or commercial. PEC owns a privately owned public utility company that provides water and sewer service to portions of the subdivisions and two golf courses that are available to property owners and the public. The community of Pahrump has a population estimated at approximately 25,000 and contains an urgent care medical facility, shopping, churches, fast food restaurants, hotel/casino facilities and several schools.

     The following table illustrates certain statistics regarding the Pahrump valley subdivisions:

        Number of acres acquired since 1969.................................  18,777
        Number of lots platted..............................................  29,849
        Net number of lots sold through August 31, 1997.....................  29,346
        Percent of lots sold through August 31, 1997........................      98%
        Number of platted lots available for sale at August 31, 1997........     503
        Number of acres available for platting..............................     207
        Number of lots to be platted........................................     615

        FOR THE YEAR ENDED AUGUST 31, 1997:
        Number of lots sold.................................................   1,509
        Number of lots canceled.............................................    (401)
        Number of lots exchanged............................................    (730)
                                                                              ------
        Number of lots sold, net of cancellations and exchanges.............     378
                                                                              ======

     Central Nevada Utilities Company (CNUC), a wholly-owned subsidiary of PEC, operates a privately owned public sewer and water utility for portions of PEC's Nevada subdivisions and certain other properties located within that subsidiary's certificated service area (which is subject to the regulation of the Public Utilities Commission of Nevada).

     PEC also sells larger unimproved tracts of land in Colorado. PEC has acquired unimproved land in Huerfano County, Colorado, which is being sold for recreational use in parcels of at least 35 acres, at prices ranging from $11,250 to $20,500 depending on location and size. These parcels are sold without any planned improvements and without water rights, which rights have been reserved by PEC. Substantially all of the parcels have been sold, with approximately 81 parcels remaining in inventory.

     PEC has also acquired improved and unimproved land in Park County, Colorado, which is being sold for recreational use in parcels typically ranging in size from 5 to 9 acres or larger and at prices ranging from $13,995 to $22,195 depending on location and size. These parcels are sold without any planned improvements, except for a recreational facility which includes a basketball court, baseball field and picnic facilities.

     The following table illustrates certain statistics regarding the parcels in Huerfano and Park Counties, Colorado:

        Number of acres acquired since 1969.................................  51,709
        Number of parcels platted...........................................   2,997
        Net number of parcels sold through August 31, 1997..................   2,802
        Percent of parcels sold through August 31, 1997.....................      94%
        Number of platted parcels available for sale at August 31, 1997.....     195

        FOR THE YEAR ENDED AUGUST 31, 1997:
        Number of parcels sold..............................................     638
        Number of parcels canceled..........................................    (285)
        Number of parcels exchanged.........................................    (269)
                                                                              ------
        Number of lots sold, net of cancellations and exchanges.............      84
                                                                              ======

     For the fiscal years ended August 31, 1997, 1996 and 1995, PEC's net revenue from land sales was approximately $16.6 million, $18 million and $20.8 million, respectively, representing approximately 24.7%, 29.6% and 38% of total revenues, respectively.

  TRUST ARRANGEMENTS

     Title to certain of PEC's resort properties and land parcels in Huerfano County, Colorado is held in trust by trustees to meet regulatory requirements which were applicable at the time of the commencement of sales. In connection with sales of timeshare interests pursuant to "right-to-use" or installment sales contracts, title to certain of PEC's resort properties in the states of Nevada and Hawaii are held in trust by trustees to meet requirements of certain state regulatory authorities. Prior to 1988, PEC sold timeshare interests in certain of its resorts in the state of Nevada pursuant to "right-to-use" contracts and continues in other resorts to sell under installment sales contracts under which the purchaser does not receive a deed until the purchase price is paid in full. In addition, PEC offers "right-to-use" interests in its resort in Hawaii, since it is on leased property. In connection with the registration of the sale of such timeshare interests, the Department of Real Estate of the state of Nevada and the Department of Commerce and Consumer Affairs of the state of Hawaii require that title to the related resorts be placed in trust.

  CUSTOMER FINANCING

     PEC provides financing to virtually all the purchasers of its timeshare interests, retail lots and land parcels who make a down payment equal to at least 10% of the purchase price. The financing is generally evidenced by nonrecourse installment sale contracts as well as notes secured by deeds of trust. Currently, the term of the financing generally ranges from two to twelve years, with principal and interest payable in equal monthly payments. Interest rates are fixed and generally range from 0% to 16% per year based on prevailing market rates and the amount of the down payment made relative to the sales price. PEC has a sales program whereby no stated interest rate is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 24 or fewer monthly payments. PEC believes its financing is attractive to purchasers who find it convenient to handle all facets of the purchase through a single source. At August 31, 1997, PEC had a serviced portfolio of 18,136 notes receivable relating to sales of timeshare interests and land, which receivables had an aggregate outstanding principal balance of $118.6 bmillion, a weighted-average maturity of approximately 6.5 years and a weighted-average interest rate of 11.5%.

     PEC has 6 financing arrangements with 5 institutional lenders for the financing of customer receivables, which provide for borrowings of up to an aggregate of $137.5 million. These lines of credit bear interest at variable rates tied to the prime rate and the one-month and 90 day London Interbank Offering Rate (LIBOR) and are secured by timeshare and land receivables and inventory. At August 31, 1997, an aggregate of $62.1 million was outstanding under such lines of credit and $75.4 million was available for borrowing. PEC periodically sells its timeshare and land receivables to various third party purchasers and uses a portion of the sales proceeds to reduce the outstanding balances of its lines of credit, thereby increasing the borrowing availability under such lines by the amount of prepayment. The sales have resulted in yields to the purchaser less than the weighted-average yield on the receivables, with PEC entitled to retain the difference, the estimated value of which is carried as interest only receivables. The sales agreements generally provide for PEC to continue servicing the sold receivables, and require that PEC repurchase or replace accounts that have become more than 90 days contractually delinquent, or as to which certain warranties and representations are determined to be incorrect. In addition, the sales agreements generally require the maintenance of cash reserve accounts for losses and contain minimum net worth requirements and other covenants, the non-compliance with which would allow the purchaser to replace PEC as the servicer. The sales agreements for timeshare receivables contain certain covenants that generally require PEC to use its best efforts to remain the manager of the related resorts and to cause the Associations to maintain appropriate insurance and pay the real estate taxes. Performance by PEC of such covenants generally is guaranteed by the Company. The principal balances of receivables sold by PEC were $30.1 million, $16 million and $32.5 million during fiscal 1997, 1996 and 1995, respectively.

     At August 31, 1997, PEC was contingently liable to replace or repurchase receivables sold with recourse in the aggregate amount of $84 million, if and as such receivables become delinquent. Delinquencies greater than 60 days have declined 57.8% in fiscal 1997 from fiscal 1996 due to intensive collection efforts focused on PEC timeshare and land receivables. However, there was an increase in cancellations to $20.3 million during fiscal 1997 from $17.2 million in fiscal 1996, an 18.3% increase. PEC charges off or fully reserves all receivables that are more than 90 days delinquent. The following table sets forth information with respect to receivables owned and sold that were more than 60 but less than 90 days delinquent, excluding accounts that have been fully reserved or charged-off, as of the dates indicated (thousands of dollars):

                                                                 AUGUST 31,
                                          --------------------------------------------------------
                                            1997        1996        1995        1994        1993
                                          --------    --------    --------    --------    --------
60-day delinquent........................ $  1,076    $  2,547    $  2,330    $  2,144    $  2,930
Total receivables........................ $133,753    $128,299    $120,675    $109,360    $103,280
60-day delinquency percentage............     0.80%       1.99%       1.93%       1.96%       2.84%

     PEC provides an allowance for cancellations at the time it recognizes revenues from sales of timeshare interests, which PEC believes, based on its experience and its analysis of economic conditions, is adequate to absorb losses on receivables that become uncollectible. Upon the sale of the receivables, the allowance related to those receivables is reduced and the reserve for notes receivable sold with recourse is appropriately increased.

  MARKETING

     PEC markets timeshare interests and land through on-site and off-site sales offices. PEC's sales staff receives commissions based on net sales volume. PEC maintains fully-staffed on-site sales offices at its timeshare properties in Las Vegas and Reno, Nevada; Steamboat Springs, Colorado; Indian Shores and Orlando, Florida; as well as the Las Vegas principal offices, and at its land projects in Nevada and Colorado. At its other timeshare properties, brokers for PEC maintain smaller on-site sales offices staffed with one to two sales associates. PEC also maintains off-site sales offices in West Covina, California, Dallas, Texas and Denver, Colorado. PEC's marketing efforts are targeted primarily at tourists meeting its customer profile. Currently, approximately 36.9% of sales are made through the Las Vegas sales office. One of the principal sales techniques utilized by PEC in Las Vegas is to offer pre-screened potential customers a gift such as show tickets in exchange for attending PEC's sales presentations. In addition, to show tickets, other inducements such as local tour packages, dinners, and short-term room accommodations are also offered. The marketing techniques utilized at PEC's sales offices at locations other than Las Vegas include (i) exhibition booths located at shows, fairs and other attractions, that generate inquiries from prospective customers, whom PEC then contacts by telephone, (ii) referrals from existing customers, (iii) limited direct mail programs, and (iv) brokers specializing in lead generation. Various premiums and inducements are offered to prospective customers to obtain their attendance at sales presentations, including the offer of short-term accommodations at certain of PEC's timeshare resorts.

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

     The agreement of sale for a timeshare interest or land may be rescinded within various statutory rescission periods. For land sales made at a location other than the property, the customer may generally cancel the contract within a specified period, usually five months from the date of purchase, provided that the contract is not in default, and provided the customer has completed a developer guided inspection and tour of the subject property first, and then requests the cancellation. At August 31, 1997, $308,000 of recognized sales remained subject to such cancellation. If a customer defaults after all rescission and cancellation periods have expired, all payments are generally retained by PEC, and the customer forfeits all rights to the property.

SEASONALITY

     Sales of timeshare interests and land are somewhat seasonal. For the fiscal years ended August 31, 1997, 1996 and 1995, quarterly sales as a percentage of annual sales, for each of the fiscal quarters averaged: quarters ended November 30 -- 24.8%, quarters ended February 28 -- 22.9%, quarters ended May
31 -- 29.1%, and quarters ended August 31 -- 23.2%. The majority of the Company's customers are tourists. The Company's major marketing area, Las Vegas, Nevada, reaches peaks of tourist activity at periods different from the Company's other major marketing areas, such as Reno, Nevada and Denver, Park and Huerfano Counties, Colorado, which are more active in summer than in winter. The Company's other major marketing areas, Honolulu, Hawaii, and Orlando, Florida, are not subject to seasonality. The Company is not dependent upon a limited number or segment of customers whose loss would have a material adverse effect on the Company.

COMPETITION

     The timeshare and real estate industries are highly competitive. Competitors in the timeshare and real estate business include hotels, other timeshare properties and real estate properties. Certain of the Company's competitors are substantially larger and have more capital and other resources than the Company.

     PEC's timeshare plans compete directly with many other timeshare plans, some of which are in facilities located in Las Vegas, Reno, Lake Tahoe, Honolulu, Atlantic City, Orlando, Tampa, and Steamboat Springs. In recent years, several major lodging, hospitality and entertainment companies have begun to develop and market timeshare properties. In 1996, approximately 38.4% of timeshare resorts were located in the Mountain/Pacific region of the United States, 30.5% in Florida, 15.2% were located in foreign countries, 5.3% in the Northeast region, 4% in the Southwest region and 3.3% in each of the Midwest and Southeast regions of the United States according to ARDA data. In addition, PEC competes with condominium projects and with traditional hotel accommodations in these areas. Certain of these competing projects and accommodations are larger and more luxurious than PEC's facilities. There are currently available approximately 104,000 hotel and motel rooms in Las Vegas, Nevada; 36,000 in Honolulu, Hawaii; 23,000 in Washoe County, Nevada, which includes Reno and Lake Tahoe; 96,000 in the Orlando, Florida metropolitan area; 24,000 in the Indian Shores, Florida area; 18,000 in Atlantic City, New Jersey and 3,000 in Steamboat Springs, Colorado.

GOVERNMENT REGULATION

     The Company's timeshare and real estate operations are subject to extensive regulation, potential suspension and licensing requirements by federal and state authorities. The following is a summary of the regulations applicable to the Company.

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

  TIMESHARE REGULATION

     Nevada Revised Statutes Chapter 119A requires the Company to give each customer a Public Offering Statement that discloses all aspects of the timeshare program, including the terms and conditions of sale, the common facilities, the costs to operate and maintain common facilities, the Company's history and all services and facilities available to the purchasers. Section 514E of the Hawaii Revised Statutes provides for similar information to be provided to all prospective purchasers through the use of the Hawaii Disclosure Statement, just as Chapter 721 of the Florida Statutes similarly provides through the use of a Public Offering Statement. Section 11000, et seq., of the California Business and Professions Code also provides for similar information to be provided to all prospective purchasers through the use of an Out-of-state Timeshare Permit issued by the California Department of Real Estate. Section 45 of the New Jersey Statutes Annotated provides for similar information to be provided to all prospective purchasers through the use of a Public Offering Statement. The Texas Register at 22 Texas Administrative Code, Section 543 provides for similar information to be provided to all prospective purchasers through the use of the Texas Timeshare Disclosure Statement, and similarly, the Mississippi Real Estate Commission requires that the situs state Public Offering Statement provides prospective purchasers with the same information. Title 12, Article 61 of the Colorado Revised Statutes provides for similar information to be provided to all prospective purchasers in their contracts of sales or by separate written documents. Nevada and Colorado require a five day rescission period for all timeshare purchasers. The rescission period required by Hawaii and New Jersey is seven days. The rescission period required by Florida is ten days. The rescission period in California, Mississippi and Texas for out-of-state sales is five days. The Nevada, California, New Jersey, Hawaii, Colorado, Texas, Florida, and Mississippi timeshare statutes have stringent restrictions on sales and advertising practices and require the Company to utilize licensed sales personnel.

  LENDING REGULATION

     PEC is subject to various federal lending regulations related to marketing, financing and selling consumer receivables. These federal regulations include:
Fair Housing Act, Americans With Disabilities Act, Interstate Land Sales Full Disclosure Act, Truth-In-Lending Act, Real Estate Settlement Procedures Act, Equal Credit Opportunity Act, Federal Trade Commission Telemarketing Rule, Federal Communications Commission Telephone Census Protection Act, Federal Trade Commission Act (Unfair or Deceptive Act or Practices) and Fair Debt Collections Practices Act.

     The Company believes that it has made all required filings with state, city and county authorities and is in material compliance with all federal, state and local regulations governing timeshare interests. The Company believes that such regulations have not had a material adverse effect on any phase of the Company's operations, including the overall cost of acquiring property. Compliance with or changes in official interpreta-tions of regulations might, however, impose additional compliance costs on the Company that cannot be predicted.

  REAL ESTATE REGULATION

     The real estate industry is subject to extensive regulation. The Company is subject to compliance with various federal, state and local environmental, zoning and other statutes and regulations regarding the acquisition, subdivision, development and sale of real estate and various aspects of its financing operations. The Interstate Land Sales Full Disclosure Act establishes strict guidelines with respect to the subdivision and sale of land in interstate commerce. The U.S. Department of Housing and Urban Development (HUD) has enforcement powers with respect to this statute. In many instances (e.g., Huerfano County, Colorado land sales), the Company has been exempt from HUD registration requirements because of the size or number of the subdivided parcels and the limited nature or type of its offerings. The Company registers its timeshare properties with various state agencies. The Company must disclose financial information concerning the property, evidence of title, a description of the intended manner of offering, proposed advertising materials, and must bear the costs of such registration, which include legal and filing fees.

     The Company believes that it is in compliance, in all material respects, with all applicable federal, state and local regulations. The Company believes that such regulations have not had a material adverse effect on any phase of its operations. Compliance with future changes in regulations might, however, impose additional compliance costs on the Company that cannot be predicted.

     The city and county governments in areas where the Company operates have enacted licensing and other ordinances that affect timeshare projects.

EMPLOYEES

     As of August 31, 1997, PEC had 1,332 employees, of whom 1,208 were full-time employees and 124 were part-time employees. Full-time employees were comprised of the following: 600 sales and marketing officers and personnel, 287 general and administrative officers, managers and support staff, 310 hotel personnel, and 11 utility company personnel. None of PEC's employees are represented by a collective bargaining unit. The Company believes that its relations with its employees are satisfactory.

     As of August 31, 1997, MMC had 405 employees, none of which is represented by a collective bargaining unit. At September 2, 1997, the Company distributed all of its 10 million shares of MMC stock in the Spin-off. See "Item 1. Business -- General," "Item 7. MD&A -- Discontinued Operations of MMC" and Note 5 of Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

     At August 31, 1997, the Company had 502 residential, commercial and industrial lots, 195 recreational land parcels, 1,215 recreational vehicle pads, and 9,124 timeshare interests in its inventory. In addition, the Company maintains the following properties:

     The Company's principal executive offices are located at 4310 Paradise Road, Las Vegas, Nevada 89109, where it occupies approximately 31,000 square feet of office space in a building it owns. Title to the property is held by the Company.

     The Company owns a second office building located in Las Vegas, Nevada. This building has approximately 60,000 square feet of office space, of which the Company occupies approximately 30,000 square feet. The remaining approximately 30,000 square feet is leased to tenants on a short-term basis.

     The Company leases an executive office at 1125 N.E. 125th Street in North Miami, Florida, comprising approximately 3,200 square feet, at a rental of $2,400 per month. The lease expires in August 1998.

     MMC's corporate headquarters is located in 45,950 square feet of office space at 1000 Parkwood Circle, Atlanta, Georgia. MMC also leases 10,478 square feet of office space at its prior headquarters location in Atlanta, Georgia, and leases office space on short-term or month-to-month leases in Waldwick, New Jersey;

Kansas City, Missouri; Austin, Texas; Oklahoma City, Oklahoma; Seattle, Washington; Waterford, Michigan; Columbus, Ohio; Elmhurst, Illinois; Philadelphia, Pennsylvania; Denver, Colorado; Richmond, Virginia; Scottsdale, Arizona; Patchogue, New York; Woburn, Massachusetts; Dublin, California; Stuart, Florida; Las Vegas, Nevada; Miami Lakes, Florida; and Brentwood, Tennessee. Subsequent to the Spin-off, MMC will retain the above described properties. See "Item 1. Business General," "Item 7. MD&A -- Discontinued Operations of MMC" and
Note 5 of notes to Consolidated Financial Statements.

     The Company leases various other facilities on a short-term or month-to-month basis for off-site sales offices in various cities throughout the United States.

ITEM 3. LEGAL PROCEEDINGS

     In the matter of the PEC Apartment Subsidiaries litigation previously reported upon, an order for judgment of $3,346,000 was rendered against PEC on its limited guaranty, in connection with the defendants' counterclaim. Pursuant to a stipulation between the parties dated as of May 15, 1995, PEC paid the amount of $2,900,000 on June 15, 1995 in full settlement of this matter. Because the reserve recorded in the financial statements of the Company exceeded the amount of the settlement, the Company recognized a gain on discontinued operations of $873,000, net of taxes of $450,000 in fiscal 1995.

     Following the Company's November 10, 1995 announcement disclosing certain accounting adjustments, an action was filed on November 13, 1995, in the United States District Court, District of Nevada (Court) by Christopher Dunleavy, as a purported class action against the Company, certain of the Company's officers and directors and the Company's independent auditors. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the preparation and issuance of certain of the Company's financial reports issued in 1994 and 1995, including certain financial statements reported on by the Company's independent auditors. The complaint also alleges that one of the director defendants violated the federal securities laws by engaging in "insider trading." The named plaintiff seeks to represent a class consisting of purchasers of Mego Financial's common stock between January 14, 1994 and November 9, 1995, and seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the court may deem just and proper.

     On November 16, 1995, a second action was filed in the Court by Alan Peyser as a purported class action against the Company and certain of its officers and directors, which was served on the Company on December 20, 1995. The complaint alleges, among other things, that the defendants violated the federal securities laws by making statements and issuing certain financial reports in 1994 and 1995 that overstated the Company's earnings and business prospects. The named plaintiff seeks to represent a class consisting of purchasers of Mego Financial's common stock between November 28, 1994 and November 9, 1995. The complaint seeks damages in an unspecified amount, cost, attorney's fees and such other relief as the Court may deem just and proper.

     On or about June 10, 1996, the Dunleavy Action and Peyser Action were consolidated under the caption "In re Mego Financial Corp. Securities Litigation," Master File No. CV-9-95-01082-LD (RLJ), pursuant to a stipulation by the parties.

     On December 26, 1996, in the above captioned matter, Michael Nadler filed a purported class action complaint against the Company, certain of the Company's officers and directors, and the Company's independent auditors. The complaint alleges that the defendants violated the federal securities laws and common law and contain allegations similar to those contained in the Dunleavy and Peyser complaints.

     On February 13, 1997, defendants moved to dismiss Nadler's complaint. On March 13, 1997, Nadler filed a "Motion for the Filing of a Consolidated Complaint and a Class Certification Motion, the Holding of a Pretrial Conference and the Suspension of Briefing on Defendants' Motions to Dismiss." The Company opposed that motion. On March 31, 1997, the Court, among other things, denied without prejudice to refiling after either the filing of a consolidated complaint or a ruling on Nadler's motion for the filing of a consolidated complaint, and defendants' motions to dismiss Nadler's complaint.

     On May 12, 1997, counsel for the plaintiffs in the Dunleavy and Peyser actions, and counsel for the defendants executed a Memorandum of Understanding with respect to a proposed settlement. The proposed settlement, which is subject to a number of conditions, including approval by the Court, calls for certification, for settlement purposes only, of a class consisting of all purchasers of Mego Financial stock (excluding the defendants and their respective directors, executive officers, partners and affiliates and their respective immediate families, heirs, successors and assigns) during the period from January 14, 1994 through November 9, 1995, inclusive, and for creation of a settlement fund of $1.725 million. The portion of this amount to be contributed by the Company, net of anticipated directors and officers insurance proceeds and contribution by another defendant, is not expected to have a material adverse effect on the Company. The parties anticipate submitting papers to the Court in due course seeking approval of the settlement. Final approval of the settlement is expected to dispose of all class claims in the Litigation, including those asserted by Nadler. The Company believes that it has substantial defenses to all of the complaints that have been filed against it described above, and that the likelihood of a material liability being incurred by the Company is remote. However, the Company presently cannot predict the outcome of this matter.

     On November 22, 1996, D. Anthony Pullella filed an action in the Superior Court, Chancery Division, Atlantic County, New Jersey (Case No. ATL-C-175-96) against Brigantine Preferred Properties, Inc. ("BPP") and the Brig, Inc., subsidiaries of PEC. The complaint requests an order requiring the sale to the Plaintiff of the restaurant and bar facility in the Brigantine Inn Resort Club, pursuant to alleged obligations in a lease and management agreement, and also asks for unspecified compensatory and punitive damages. On September 10, 1997, BPP filed an answer and counterclaim in this action. In its counterclaim, BPP requests an order terminating the management agreement for the failure of Pullella to perform all of his obligations under such agreement, the return of Pullella's 1% interest in the Brig, Inc., the subsidiary of the Company holding the liquor license, and overdue rent of approximately $25,500. The Company believes that the defendants have valid defenses to the complaint, valid claims in the counterclaim and does not believe that the matter will have a material adverse effect on the business or financial condition of the Company.

     In the general course of business the Company, at various times, has been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the business or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended August 31, 1997. However, on September 9, 1997, the Company held its annual meeting of shareholders at which the 6 incumbent Directors were re-elected, and the amendment to the Company's Stock Option Plan to increase by 500,000 shares the number of shares of the Company's common stock reserved for issuance under such plan was submitted for approval and approved by the Company's Shareholders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

     The Company's common stock is traded in the over-the-counter market and since April 1, 1994, prices have been quoted on the Nasdaq National Market, under the symbol MEGO. Prior to April 1, 1994, the common stock was quoted on the Nasdaq Small Cap Market under the symbol MEGO and, prior to May 1, 1994, was traded on the Boston Stock Exchange under the symbol MGO. The following table sets forth the high and low sales prices of the common stock as reported on the Nasdaq National Market for the periods presented:

                                                                         HIGH    LOW
                                                                         -----   ----
        Fiscal Year 1996:
        First Quarter..................................................  $11 1/8 $4 1/2
        Second Quarter.................................................    8 5/8  6
        Third Quarter..................................................    9 3/4  7 3/4
        Fourth Quarter.................................................    9 3/8  5 3/8
        Fiscal Year 1997:
        First Quarter..................................................   10      5 5/8
        Second Quarter.................................................    9 1/4  7 1/4
        Third Quarter..................................................    8 1/8  5 1/2
        Fourth Quarter.................................................    9 1/4  6 3/8
        Fiscal Year 1998:
        First Quarter (through November 7, 1997)(1)....................    8 3/16 2 3/4

---------------

(1) On September 2, 1997, the Company distributed all of its 10 million shares of MMC's common stock to the Company's shareholders in the Spin-off. The Company believes the decline in the closing price of the common stock on September 3, 1997 to $3 1/8 per share from the closing price on September 2, 1997 of $8 per share is directly attributable to the Spin-off.

     As of November 7, 1997, there were 1,739 holders of record of the 21,009,506 outstanding shares of common stock. The closing sales price for the common stock on November 7, 1997 was $5.00. See "Item 1. Business -- General," "Item 7. MD&A -- Discontinued Operations of MMC" and Note 3 of Notes to Consolidated Financial Statements.

     The Company did not pay any cash dividends on its common stock during the fiscal years ended August 31, 1997 and 1996. The Company intends to retain future earnings for the operation and expansion of its business and does not currently anticipate paying cash dividends on its common stock. Any future determination as to the payment of such cash dividends would depend on a number of factors including future earnings, results of operations, capital requirements, the Company's financial condition and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors might deem relevant. No assurance can be given that the Company will pay any dividends in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data set forth below have been derived from the consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements as of August 31, 1997 and 1996 and for each of the three years in the period ended August 31, 1997 have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere herein. The consolidated financial statements as of August 31, 1995, 1994 and 1993 and for the years ended August 31, 1994 and 1993 have been audited by Deloitte & Touche LLP, independent auditors, and are not included herein.

     Certain reclassifications have been made to conform prior years with the current year presentation. As a result of the Spin-off, all fiscal years presented reflect the financial results of MMC as a discontinued operation as of September 1, 1993. See "Item 1. Business -- General," "Item 7.
MD&A -- Discontinued Operations of MMC" and Note 3 of Notes to Consolidated Financial Statements for additional information regarding the Spin-off. The selected financial information set forth below should be read in conjunction with the consolidated financial statements, the related notes thereto and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein (thousands of dollars, except per share amounts):

CONSOLIDATED SELECTED FINANCIAL DATA(1)(2)(3)

                                                         FOR THE YEARS ENDED AUGUST 31,
                                         --------------------------------------------------------------
                                            1997         1996         1995       1994(4)      1993(4)
                                         ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA:
REVENUES OF CONTINUING OPERATIONS:
----------------------------------------
  Timeshare interest sales, net......... $   32,253   $   27,778   $   20,682   $   19,521   $   21,735
  Land sales, net.......................     16,626       17,968       20,812       13,534       13,198
  Gain on sale of notes receivable......      2,013        1,116        1,586          875          631
  Interest income.......................      7,168        6,594        7,238        8,089        9,094
  Financial income......................      2,922        1,253          508           30           13
  Other(5)..............................      6,514        5,943        6,687        5,969        5,401
                                         ----------   ----------   ----------   ----------   ----------
     Total revenues of continuing
       operations.......................     67,496       60,652       57,513       48,018       50,072
                                         ----------   ----------   ----------   ----------   ----------
COSTS AND EXPENSES OF CONTINUING
  OPERATIONS:
----------------------------------------
  Cost of sales(6)......................     10,477        8,099        7,749        6,992        8,548
  Commissions and selling...............     34,078       30,351       23,690       18,949       20,079
  Depreciation..........................      1,964        1,526        1,131        1,072          980
  Interest expense......................      8,458        7,314        6,306        4,707        4,441
  General and administrative............     17,175       15,849       12,909       11,274       10,027
  Payments to assignors.................         --           --        7,252        8,526        4,632
                                         ----------   ----------   ----------   ----------   ----------
     Total costs and expenses of
       continuing operations............     72,152       63,139       59,037       51,520       48,707
                                         ----------   ----------   ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES...................     (4,656)      (2,487)      (1,524)      (3,502)       1,365
INCOME TAXES (BENEFIT)..................    (12,662)      (1,068)       1,016          761        2,218
                                         ----------   ----------   ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS............................      8,006       (1,419)      (2,540)      (4,263)        (853)
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF INCOME TAXES AND
  MINORITY INTEREST (7).................     11,334        6,270        3,434       (1,511)        (126)
GAIN ON PRIOR DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES OF $450(8)........         --           --          873           --           --
                                         ----------   ----------   ----------   ----------   ----------
NET INCOME (LOSS).......................     19,340        4,851        1,767       (5,774)        (979)
CUMULATIVE PREFERRED STOCK
  DIVIDENDS(9)..........................         --          240          360          360           --
                                         ----------   ----------   ----------   ----------   ----------
NET INCOME (LOSS) APPLICABLE TO COMMON
  STOCK................................. $   19,340   $    4,611   $    1,407   $   (6,134)  $     (979)
                                         ==========   ==========   ==========   ==========   ==========

                                                         FOR THE YEARS ENDED AUGUST 31,
                                            1997         1996         1995       1994(4)      1993(4)
                                         ----------   ----------   ----------   ----------   ----------
PER SHARE DATA(10):
  PRIMARY:
     Income (loss) from continuing
       operations....................... $     0.41   $    (0.08)  $    (0.14)  $    (0.24)  $    (0.05)
     Income (loss) from discontinued
       operations.......................       0.58         0.33         0.19        (0.08)       (0.01)
     Gain on prior discontinued
       operations.......................         --           --         0.05           --           --
     Cumulative preferred stock
       dividends........................         --        (0.01)       (0.02)       (0.02)          --
                                         ----------   ----------   ----------   ----------   ----------
     Net income (loss) applicable to
       common stock..................... $     0.99   $     0.24   $     0.08   $    (0.34)  $    (0.06)
                                         ==========   ==========   ==========   ==========   ==========
     Weighted-average number of common
       shares and common share
       equivalents outstanding.......... 19,528,470   19,087,387   18,087,153   17,820,170   17,145,101
                                         ==========   ==========   ==========   ==========   ==========
  FULLY-DILUTED(11):
     Income (loss) from continuing
       operations....................... $     0.41   $    (0.08)  $    (0.14)
     Income from discontinued
       operations.......................       0.58         0.33         0.18
     Gain on prior discontinued
       operations.......................         --           --         0.05
     Cumulative preferred stock
       dividend.........................         --        (0.01)       (0.02)
                                         ----------   ----------   ----------
     Net income applicable to
       common stock..................... $     0.99   $     0.24   $     0.07
                                         ==========   ==========   ==========
     Weighted-average number of common
       shares and common share
       equivalents outstanding.......... 19,602,967   19,087,387   18,939,201
                                         ==========   ==========   ==========
BALANCE SHEET DATA:
  Total assets.......................... $  178,303   $  145,505   $  107,910   $   87,319   $   91,153
  Net assets of discontinued
     operations.........................     53,276       30,514       19,234        4,139          N/A
  Total liabilities excluding
     subordinated debt..................    100,745      109,963       76,328       67,796       66,144
  Subordinated debt(12).................      4,321        9,691        9,352           --           --
  Redeemable preferred stock............         --           --        3,000        3,000        3,000
  Total stockholders' equity............     73,237       25,851       19,230       16,523       22,009

---------------

 (1) On September 2, 1997, the Company distributed all of its 10 million shares of MMC's common stock to the Company's shareholders in a tax-free Spin-off. The operations of MMC have been reclassified as discontinued operations and prior years' Consolidated Financial Statements of the Company included herein reflect the reclassification accordingly. See "Item 1.
     Business -- General," "Item 7. MD&A -- Discontinued Operations of MMC" and
     Note 3 of Notes to Consolidated Financial Statements.

 (2) At August 31, 1993, effective September 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS 109), requiring an asset/liability approach for financial accounting and reporting of income taxes. See Notes 5 and 17 of Notes to Consolidated Financial Statements.

 (3) The income statement data, per share data and balance sheet data herein for the five fiscal years are not necessarily indicative of the results to be expected in the future. Certain reclassifications have been made to conform prior years with the current presentation.

 (4) The Company has restated certain of its previously issued financial statements including for the year ended August 31, 1994, upon which its independent auditors had rendered unqualified opinions. The financial data presented herein gives effect to those restatements.

 (5) Other revenues include incidental operations, management fees from owners' associations, and amortization of negative goodwill.

 (6) Direct cost of sales includes costs of sales of timeshare interests, land and incidental operations.

 (7) Income from discontinued operations, net of taxes and minority interest, includes the net income from MMC, after tax, reduced by the related minority interests and certain general and administrative expense related to the discontinued operations. Income from discontinued operations, net of taxes and minority interest, during fiscal 1993 relates to the minority interest in income of an 80% owned subsidiary.

 (8) A gain on discontinued operations of $873,000 after deducting $450,000 of tax was recognized in fiscal 1995. See Note 3 of Notes to Consolidated Financial Statements.

 (9) See Note 16 of Notes to Consolidated Financial Statements.

(10) No cash dividends per common share were declared during the fiscal years included herein.

(11) Fully-diluted earnings per share are not presented for the fiscal years ended August 31, 1994 and 1993 because the effect would have been anti-dilutive.

(12) In payment of the exercise price of $4,250,000 of warrants exercised for 1,000,000 shares of the Company's common stock by the Assignors, the subordinated debt due to the Assignors was reduced by that amount in August 1997. See Note 15 of Notes to Consolidated Financial Statements and "Item
     13. Certain Relationships and Related Transactions."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations and the foregoing Business sections contain certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new timeshare and land sales programs and future financial performance, including growth in revenues and net income and cash flows. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, contained elsewhere herein.

GENERAL

     The business of the Company after the acquisition of PEC (see "Item 1. Business" and "Item 13. Certain Relationships and Related Transactions"), and following the Spin-off, is primarily the marketing, financing, and sale of timeshare interests, retail lots and land parcels, and servicing the related notes receivable.

  Discontinued Operations of Mego Mortgage Corporation

     The Company formed MMC in June 1992 as a wholly-owned subsidiary and operated MMC as such until November 1996. MMC is a specialized consumer finance company that originates, purchases, sells, securitizes and services consumer loans consisting primarily of conventional uninsured home improvement and debt consolidation loans which are generally secured by liens on residential property.

     In November 1996, MMC consummated the IPO and as a result, the Company's ownership of MMC was reduced to approximately 81.3% of the outstanding common stock. On September 2, 1997, the Company distributed all of its 10 million shares of MMC's common stock to the Company's shareholders in the Spin-off. To fund MMC's past operations and growth and in conjunction with filing consolidated tax returns, MMC incurred debt and other obligations due to the Company and its subsidiary, PEC. The amount of debt due to the Company was $10.1 million at August 31, 1997 and $12.8 million at August 31, 1996, of which $3.4 million was paid in October 1997 together with $500,000 advanced by the Company to MMC in September 1997. It is not anticipated that the Company will provide funds to MMC or guarantee MMC's indebtedness in the future, although it may do so. MMC also has agreements with PEC for providing management services and loan servicing. The accompanying Consolidated Statements of Operations reflect the operating results of MMC as discontinued operations in accordance with APB Opinion No. 30. For additional information see Note 3 of Notes to Consolidated Financial Statements and "Item 1. Business -- General."

     The Consolidated Statements of Operations reflect the continuing and discontinued operations of the Company for the fiscal years ended August 31, 1997, 1996 and 1995. Consolidated Pro Forma Statements of Operations of the continuing operations are presented below for the fiscal years ended August 31, 1997, 1996 and 1995 and for each of the quarters of fiscal 1997 and 1996. These unaudited Consolidated Pro Forma Statements of Operations are based on the historical statements of the periods presented and provide an understanding of the results of the Company on a stand-alone basis excluding the operations of MMC and the prior discontinued operations in fiscal 1995. The following Consolidated Pro Forma Statements of Operations give effect to the Spin-off as if it had occurred September 1, 1994 (thousands of dollars):

                                                                FOR THE YEARS ENDED AUGUST 31,
                                                               --------------------------------
                          PRO FORMA                              1997        1996        1995
-------------------------------------------------------------  --------     -------     -------
REVENUES:
Timeshare interest and land sales, net.......................  $ 48,879     $45,746     $41,494
Gain on sale of receivables..................................     2,013       1,116       1,586
Interest income..............................................     7,168       6,594       7,238
Financial income and other...................................     9,436       7,196       7,195
                                                               --------     -------     -------
          Total revenues.....................................    67,496      60,652      57,513
                                                               --------     -------     -------
EXPENSES:
Direct costs of timeshare interest and land sales............     7,493       5,842       5,141
Operating expenses...........................................    56,201      49,983      40,338
Interest expense.............................................     8,458       7,314       6,306
Payments to assignors........................................        --          --       7,252
                                                               --------     -------     -------
  Total expenses.............................................    72,152      63,139      59,037
                                                               --------     -------     -------
Loss before income taxes.....................................    (4,656)     (2,487)     (1,524)
Income taxes (benefit).......................................   (12,662)     (1,068)      1,016
                                                               --------     -------     -------
Income (loss) from continuing operations.....................     8,006      (1,419)     (2,540)
Cumulative preferred stock dividends.........................        --         240         360
                                                               --------     -------     -------
Net income (loss) applicable to common stock.................  $  8,006     $(1,659)    $(2,900)
                                                               ========     =======     =======

                                                                FOR THE THREE MONTHS ENDED
                                             ----------------------------------------------------------------
                                              AUGUST 31,       MAY 31,       FEBRUARY 28,       NOVEMBER 30,
                 PRO FORMA                       1997           1997             1997               1996
-------------------------------------------  ------------     ---------     --------------     --------------
REVENUES:
Timeshare interest and land sales, net.....    $ 12,774        $ 13,202        $ 11,956           $ 10,947
Gain on sale of receivables................         620             503             441                449
Interest income............................       1,828           1,941           1,762              1,637
Financial income and other.................       2,219           2,609           2,493              2,115
                                                -------         -------         -------            -------
          Total revenues...................      17,441          18,255          16,652             15,148
                                                -------         -------         -------            -------
EXPENSES:
Direct costs of timeshare interest and land
  sales....................................       2,501           1,746           1,612              1,634
Operating expenses.........................      14,967          14,326          14,014             12,894
Interest expense...........................       2,107           2,084           2,116              2,151
                                                -------         -------         -------            -------
          Total expenses...................      19,575          18,156          17,742             16,679
                                                -------         -------         -------            -------
Income (loss) before income taxes..........      (2,134)             99          (1,090)            (1,531)
Income tax benefit.........................      (7,653)         (2,084)         (2,458)              (467)
                                                -------         -------         -------            -------
Net income (loss)..........................    $  5,519        $  2,183        $  1,368           $ (1,064)
                                                =======         =======         =======            =======

                                                                FOR THE THREE MONTHS ENDED
                                             ----------------------------------------------------------------
                                              AUGUST 31,       MAY 31,       FEBRUARY 28,       NOVEMBER 30,
                 PRO FORMA                       1996           1996             1996               1995
-------------------------------------------  ------------     ---------     --------------     --------------
REVENUES:
Timeshare interest and land sales, net.....    $ 10,345        $ 12,449        $ 11,159           $ 11,793
Gain on sale of receivables................         251             394              39                432
Interest income............................       2,361           1,843           1,366              1,024
Financial income and other.................       2,627           2,374             836              1,359
                                                -------         -------         -------            -------
          Total revenues...................      15,584          17,060          13,400             14,608
                                                -------         -------         -------            -------
EXPENSES:
Direct costs of timeshare interest and land
  sales....................................       1,499           1,447           1,387              1,509
Operating expenses.........................      14,209          13,641          11,007             11,126
Interest expense...........................       2,278           2,856           1,057              1,123
                                                -------         -------         -------            -------
          Total expenses...................      17,986          17,944          13,451             13,758
                                                -------         -------         -------            -------
Income (loss) before income taxes..........      (2,402)           (884)            (51)               850
Income taxes (benefit).....................        (595)           (485)           (122)               134
                                                -------         -------         -------            -------
Net income (loss)..........................      (1,807)           (399)             71                716
Cumulative preferred stock dividends.......          60              40              60                 80
                                                -------         -------         -------            -------
Net income (loss) applicable to common
  stock....................................    $ (1,867)       $   (439)       $     11           $    636
                                                =======         =======         =======            =======

     The unaudited consolidated pro forma financial information is presented for informational purposes only and should be read in conjunction with the Company's historical Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein. The pro forma financial statements should not be considered indicative of the operating results which the Company will achieve in the future if it were operated on an independent, stand-alone basis because, among other things, these statements are based on historical rather than prospective information and upon certain assumptions which are subject to change.

     The unaudited Consolidated Pro Forma Statements of Operations of the Company reflect, in management's opinion, all adjustments necessary to fairly state the pro forma results of operations for the periods presented and to make the unaudited pro forma statements not misleading.

  PEC

     PEC recognizes revenue primarily from sales of timeshare interests and land sales in resort areas, gain on sale of receivables and interest income. PEC sells its consumer receivables while generally retaining the servicing rights. Revenue from sales of timeshare interests and land is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for land sales. Land sales typically meet these requirements within eight to ten months of closing, and sales of timeshare interests typically meet these requirements at the time of sale. The sales price, less a provision for cancellation, is recorded as revenue and the allocated cost related to such net revenue of the timeshare interest or land parcel is recorded as expense in the year that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

     Notes receivable with payment delinquencies of 90 days or more have been considered in determining the allowance for cancellations. Cancellations occur when the note receivable is determined to be uncollectible and the related collateral, if any, has been recovered. Cancellation of a note receivable in the year the revenue is recognized is deemed to not represent a sale and is accounted for as a reversal of the revenue with an adjustment to cost of sales. Cancellation of a note receivable subsequent to the year the revenue was recognized is charged to the allowance for cancellations.

     Gain on sale of notes receivable includes the present value of the differential between contractual interest rates charged to borrowers on notes receivable sold by PEC and the interest rates to be received by the purchasers of such notes receivable, after considering the effects of estimated prepayments and a normal servicing fee. PEC retains certain participations in cash flows from the sold notes receivable and generally retains the associated servicing rights. PEC generally sells its notes receivable at par value.

     The present values of expected net cash flows from the sale of notes receivable are recorded at the time of sale as interest only receivables. Interest only receivables are amortized as a charge to income, as payments are received on the retained interest differential over the estimated life of the underlying notes receivable. Interest only receivables are recorded at the lower of unamortized cost or estimated fair value. The expected cash flows used to determine the interest only receivables asset have been reduced for potential losses under recourse provisions of the sales agreements. Reserve for notes receivable sold with recourse represents PEC's estimate of the fair value of its future credit losses to be incurred over the lives of the notes receivable in connection with the recourse provisions of the sales agreements and is shown separately as a liability in the Company's Consolidated Statements of Financial Condition.

     In discounting cash flows related to notes receivable sales, PEC defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return.
Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate which averaged 15% in each of fiscal years 1997, 1996 and 1995. PEC has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers.

     In determining expected cash flows, management considers economic conditions at the date of sale. In subsequent periods, these estimates may be revised as necessary using the original discount rate, and any losses arising from prepayment and loss experience will be recognized as realized.

     Provision for cancellations relating to notes receivable is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes receivable. PEC records provision for cancellations at the time revenue is recognized, based on historical experience and current economic factors. The related allowance for cancellations represents PEC's estimate of the amount of the future credit losses to be incurred over the lives of the notes receivable. The allowance for cancellations is reduced by actual cancellations experienced, including cancellations related to previously sold notes receivable which were reacquired pursuant to the recourse obligations discussed herein. Such allowance is also reduced to establish the separate liability for reserve for notes receivable sold with recourse. PEC's judgment in determining the adequacy of this allowance is based upon a periodic review of its portfolio of notes receivable. These reviews take into consideration changes in the nature and level of the portfolio, current economic conditions which may affect the purchasers' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality. Changes in the allowance as a result of such reviews are included in the provision for cancellations.

     Recourse to PEC on sales of notes receivable is governed by the agreements between the purchasers and PEC. The reserve for notes receivable sold with recourse represents PEC's estimate of the fair value of future credit losses to be incurred over the lives of the notes receivable. A liability for reserve for notes receivable sold with recourse is established at the time of each sale based upon PEC's estimate of future recourse obligations under each agreement of sale. For notes receivable sold between September 30, 1992 and December 31, 1996, the liability was determined in accordance with Emerging Issues Task Force
(EITF) Issue No. 92-2, on a "discounted to present value" basis using an interest rate equivalent to the risk-free market rate for securities with a duration similar to that estimated for the underlying notes receivable. Effective January 1, 1997, the estimated liability is recorded at its fair value as a result of the adoption of SFAS 125 (as hereinafter defined).

     Fees for servicing notes receivable originated or acquired by PEC and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such notes receivable and are recognized when earned. Interest received on notes receivable sold, less amounts paid to investors, is reported as financial income. Interest only receivables are amortized systematically to reduce notes receivable servicing income to an amount representing normal servicing income and the present value discount. Late charges and other miscellaneous income are recognized when collected. Costs to service notes receivable are recorded to expense as incurred. Interest income represents the interest received on loans held in PEC's portfolio, the accretion of the discount on the interest only receivables and interest on cash funds.

     Total costs and expenses consist primarily of commissions and selling expenses, general and administrative expenses, direct costs of sales of timeshare interests and land, depreciation and amortization and interest expense. Commissions and selling costs directly attributable to unrecognized sales are accounted for as deferred selling costs until such time as the sale is recognized. The Company incurs a portion of operating expenses of the timeshare owners' associations based on ownership of unsold timeshare interests at each of the respective timeshare properties. These costs are referred to as "association assessments" and are included in the Consolidated Statements of Operations under the caption of general and administrative expenses. Management fees received from the associations are included under the caption of other revenues. These fees are not deemed to be the result of a separate revenue generating line of business since the management activities to which they relate are part of the support of the timeshare business and the fees are actually a reduction of the expense the Company incurs to fulfill obligations regarding timeshares.

     The following table sets forth certain data regarding notes receivable additions and servicing through sales of timeshare interests and land:

                                                              FOR THE YEARS ENDED AUGUST 31,
                                                              -----------------------------
                                                                  1997             1996
                                                              ------------     ------------
    Principal balance of notes receivable additions.........  $ 51,086,183     $ 48,463,383
                                                              ============     ============
    Number of notes receivable additions, net of upgrades
      and downgrades........................................         5,540            5,040
                                                              ============     ============
    Notes receivable serviced at end of period..............  $118,641,311     $120,708,887
                                                              ============     ============

     Land sales as of August 31, 1997 exclude $11.9 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received. If ultimately recognized, revenues from these sales would be reduced by a related provision for cancellations of $1.7 million, estimated deferred selling costs of $3.2 million and cost of sales of $1.1 million.

REAL ESTATE RISK

     Real estate development involves significant risks, including risks that suitable properties will not be available at reasonable prices, that acquisition, development and construction financing may not be available on favorable terms or at all, that infrastructure and construction costs may exceed original estimates, that construction may not be completed on schedule, and that upon completion of construction and improvements, properties may not be sold on favorable terms or at all. In addition, PEC's timeshare activities, as well as its ownership, improvement, subdivision and sale of land, are subject to comprehensive federal, state and local laws regulating environmental and health matters, protection of endangered species, water supplies, zoning, land development, land use, building design and construction and other matters. Such laws and difficulties in obtaining, or the failure to obtain, the requisite licenses, permits, allocations, authorizations and other entitlements pursuant to such laws can adversely impact the development and completion of PEC's projects. The enactment of "slow-growth" or "no-growth" initiatives in any area where PEC sells land or timeshare interests could also delay or preclude entirely the development of such properties.

RESTATEMENT AND SEC INVESTIGATION

     As previously reported, the Company has restated certain of its previously issued financial statements, including for the year ended August 31, 1994, upon which its independent auditors had rendered unqualified opinions. As a result of the restatement of the Company's financial statements and certain trading in its common stock, the Securities and Exchange Commission (SEC) has commenced a formal investigation to determine, among other things, whether the Company, and/or its officers and directors, violated applicable federal securities laws in connection with the preparation and filing of the Company's previously issued financial statements or such trading. Possible penalties for violation of federal securities laws include civil remedies, such as fines and injunctions, as well as criminal sanctions.

CERTAIN PAYMENTS AND AMORTIZATION OF NEGATIVE GOODWILL

     In connection with the assignment to the Company in 1988 by affiliates of certain officers and directors of the Company (Assignors) of the right to acquire PEC, the Company became obligated to make quarterly payments to the Assignors equal to 63% of the cash balances of PEC, during the 7-year period ended January 31, 1995, that could be used to pay a dividend without violating PEC's loan agreements. Accrual of amounts owed under such assignment agreement to the Assignors ended on January 31, 1995, when their right to the accrual expired, at which time PEC owed the Assignors $13.3 million. On March 2, 1995, $10 million of such amount was converted to subordinated debt. See Notes 15 and 20 of Notes to the Consolidated Financial Statements for further discussion. At the time of the acquisition of PEC, the underlying book value of the net assets acquired exceeded the purchase price paid by the Company by $42.3 million, resulting in the creation of negative goodwill (Revaluation Adjustment). Of this amount, $20 million was not amortized but was instead reduced as additional payments were accrued to the Assignors. Amounts accrued to the Assignors in excess of $20 million were expensed as such accruals were made. The amortization of the remaining $22.3 million of the Revaluation Adjustment was directly affected by the level of collections of the receivables of PEC included in the acquired assets. As proceeds of these receivables were collected, through installment payments or sale, a portion of the Revaluation Adjustment included as a contra account in notes receivable was recorded to income as amortization of negative goodwill, which amortization was completed at February 28, 1995. The Company also amortizes over a five-year period ending February 1998 negative goodwill related to the excess of the underlying book value over the purchase price paid in 1993 for the acquisition of the minority interest of Vacation Spa Resorts, Inc. (VSR), formerly an 80%-owned subsidiary. The Consolidated Financial Statements of the Company accordingly reflect amortization of a portion of the Revaluation Adjustment (Revaluation Amortization), amortization of the negative goodwill associated with the acquisition of the VSR minority interest and accrual of payments to the Assignors.

RESULTS OF OPERATIONS

     Year Ended August 31, 1997 Compared to Year Ended August 31, 1996

  PEC

     Total revenues for PEC increased 11.1% or $6.7 million to $67.4 million during fiscal 1997 from $60.7 million during fiscal 1996 primarily due to an increase in timeshare sales to $32.3 million in fiscal 1997 from $27.8 million in fiscal 1996 and an increase in gain on sale of notes receivable and interest income from $7.7 million to $9.1 million.

     Timeshare interests and land sales, net, increased to $48.9 million in fiscal 1997 from $45.7 million in fiscal 1996, an increase of 6.8%. Gross sales of timeshare interests increased to $39.9 million in fiscal 1997 from $33.2 million in fiscal 1996, an increase of 20.1%. Net sales of timeshare interests increased to $32.3 million from $27.8 million, an increase of 16.1%. The provision for cancellations represented 19.1% and 16.3% of gross sales of timeshare interests for the years ended August 31, 1997 and 1996, respectively. The increase in the provision for cancellations was primarily due to higher cancellation experience during the current fiscal year. During the first quarter of fiscal 1997, the Ramada Vacation Suites at Indian Shores, Florida was completed and 360 timeshare interests in that resort were sold through August 31, 1997. The number of cancellations during fiscal 1997 was 1,496 compared to 1,216 during fiscal 1996. The number of exchanges, generally for timeshares, which are primarily made for upgrades, during fiscal 1997 was 3,749 compared to 3,305 during fiscal 1996.

     Gross sales of land decreased to $19.2 million in fiscal 1997 from $22.3 million in fiscal 1996, a decrease of 13.9%. Net sales of land decreased to $16.6 million in fiscal 1997 from $18 million in fiscal 1996, a decrease of 7.5%. The provision for cancellations decreased to 13.6% for the year ended August 31, 1997 from 19.6% of gross sales of land for the year ended August 31, 1996, primarily due to a decrease in cancellation experience from the prior years. The 1997 decrease in gross land sales was the result of PEC's emphasis shift, as part of its strategic plan, from sales of land, to sales of timeshare interests due both to its diminishing inventory of land available for sale and its increasing inventory of timeshare interests from the opening of new timeshare resorts. The shift from land sales to timeshare sales is due primarily to the reduction of PEC's current land inventory which has not been fully replenished with additional land due generally to the unavailability of suitable land at acceptable prices.

     Gain on sale of receivables increased to $2 million for fiscal 1997 from $1.1 million for fiscal 1996. This increase resulted from sales of timeshare receivables and land receivables increasing to $30.1 million in fiscal 1997 from $16 million in fiscal 1996. PEC periodically sells receivables to reduce the outstanding balances under its lines of credit.

     Interest income increased to $7.1 million in fiscal 1997 from $6.6 million for fiscal 1996, primarily due to the increased average outstanding portfolio of timeshare notes receivable.

     Financial income increased to $2.9 million in fiscal 1997 from $1.3 million in fiscal 1996, an increase of 133.2%. The increase is a result of the increased number of loans serviced by PEC, generating increased servicing fees.

     As a result of the foregoing, total PEC revenues increased to $67.4 million during fiscal 1997 from $60.7 million during fiscal 1996.

     Total costs and expenses increased to $69.2 million for fiscal 1997 from $59.3 million for fiscal 1996, an increase of 16.6%. The increase resulted primarily from an increase in commissions and selling expense to $34.1 million from $30.4 million, an increase of 12.3%; an increase in general and administrative expenses to $15.6 million from $13.7 million, an increase of 13.4%, and an increase in direct costs of timeshare interest sales to $5.9 million from $4 million, an increase of 48.1%. PEC's commissions and selling expenses increased primarily as a result of increased sales and costs relating to the establishment of new marketing programs during fiscal 1997 and strategies designed to increase sales of timeshare interests, market research costs, additional staffing, increased advertising costs and additional sales offices. The increase in general and administrative expenses is primarily due to increases in payroll related to hiring of additional administrative personnel and Association costs related to a higher level of unsold timeshare inventory. In June 1997, sales commenced at PEC's new Orlando, Florida timeshare property and 1,122 new upscale, luxury timeshare interests in Las Vegas are expected to become available for sale in September 1997. The increase in direct costs of timeshare sales is directly attributable to the higher costs to develop new timeshare inventory.

     As a percentage of gross sales of timeshare interests and land, commissions and selling expenses relating thereto increased to 57.7% in fiscal 1997 from 54.7% in fiscal 1996, and cost of sales increased to 12.7% in fiscal 1997 from 10.5% in fiscal 1996. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than from sales of land.

     Depreciation expense increased to $2 million in fiscal 1997 from $1.5 million in fiscal 1996, an increase of 28.7%. The increase is a result of the additions made to property and equipment during fiscal 1997 to support continued growth. Property and equipment, net of accumulated depreciation, increased to $24.2 million at August 31, 1997 from $19.4 million at August 31, 1996, an increase of 24.9%.

     Interest expense increased to $7.1 million in fiscal 1997 from $5.6 million in fiscal 1996, an increase of 25.7%. The increase is a result of an increase in the average outstanding balance of notes and contracts payable during fiscal 1997 compared to fiscal 1996.

     A loss before income taxes of $1.8 million was recorded in fiscal 1997 compared to pre-tax income of $1.3 million in fiscal 1996. The decrease is largely due to the increase in commissions and selling expense and in general and administrative expense, together with a decrease in land sales, the effect of which was partially offset by an increase in timeshare sales.

     No income tax provision or benefit was recorded for fiscal 1997 compared to $455,000 in income tax provision for fiscal 1996. As part of an arrangement between PEC and the Company, regarding payment of taxes (the Tax Sharing Arrangement), PEC will not recognize a tax benefit for periods in which it records a loss. See Note 20 of Notes to Consolidated Financial Statements.

     As a result of the foregoing, PEC reported a net loss of $1.8 million during fiscal 1997 compared to net income of $882,000 during fiscal 1996.

  Company (consolidated)

     Income from continuing operations increased $9.4 million to income of $8 million in fiscal 1997 from a loss of $1.4 million in fiscal 1996, due principally to the recording of a $12.7 million income tax benefit. This increase was partially offset by a decrease of $2.6 million in PEC net income, due to increased expenses related to expansion of selling operations. See prior discussion for PEC.

     Income from discontinued operations, net of taxes and minority interest, increased 80.8% to $11.3 million during fiscal 1997 from $6.3 million during fiscal 1996 due to the growth and profitability of MMC. Income from discontinued operations represents net income from MMC of $14.8 million reduced by minority interest of $2.4 million and $1.1 million in general and administrative expenses related to the discontinued operations. See "Item 1. Business -- General," "Item
7. MD&A -- Discontinued Operations of MMC" and Note 3 of Notes to Consolidated Financial Statements.

     Total costs and expenses during fiscal 1997 were $72.2 million, an increase of 14.3% over $63.1 million in fiscal 1996. Commissions and selling expenses and general and administrative expenses increased 10.9% for fiscal 1997 compared to fiscal 1996 due primarily to the expansion of timeshare marketing efforts by PEC. Additionally, Mego Financial (parent only) continues to incur interest on subordinated debt. Total general and administrative expenses for Mego Financial (parent only) were primarily comprised of professional services, external financial reporting expenses, and regulatory and other public company corporate expenses.

     The income tax benefit for fiscal 1997 was $12.7 million compared to an income tax benefit of $1.1 million for fiscal 1996. The increase in the benefit was primarily due to the application of net operating loss (NOL) carryforwards and changes in certain income tax liability reserves. The changes in certain income tax liability reserves are a result of facts and circumstances determined in an extensive review and analysis of the Company's federal income tax liability completed in fiscal 1997. See Notes 5 and 17 of Notes to Consolidated Financial Statements.

     Net income applicable to common stock increased to $19.3 million during fiscal 1997 from $4.6 million during fiscal 1996, primarily due to the foregoing.

     Year Ended August 31, 1996 Compared to Year Ended August 31, 1995

  PEC

     Total revenues for PEC increased 6.7% or $3.8 million during fiscal 1996 compared to fiscal 1995 primarily due to an increase in net timeshare sales to $27.8 million in fiscal 1996 from $20.7 million in fiscal 1995.

     Timeshare interests and land sales, net, increased to $45.7 million in fiscal 1996 from $41.5 million in fiscal 1995, an increase of 10.2%. Gross sales of timeshare interests increased to $33.2 million in fiscal 1996 from $26.3 million in fiscal 1995, an increase of 26.3%. Net sales of timeshare interests increased to $27.8 million from $20.7 million, an increase of 34.3%. The provision for cancellations represented 16.3% and 21.3% of gross sales of timeshare interests for the years ended August 31, 1996 and 1995, respectively. The decrease in the provision for cancellations was primarily due to an improvement in historical performance of cancellations, resulting in a lower allowance requirement.

     Gross sales of land decreased to $22.3 million in fiscal 1996 from $24.7 million in fiscal 1995, a decrease of 9.6%. Net sales of land decreased to $18 million in fiscal 1996 from $20.8 million in fiscal 1995, a decrease of 13.7%. The provision for cancellations represented 19.6% and 15.8% of gross sales of land for the years ended August 31, 1996 and 1995, respectively. The 1996 decrease in gross land sales was the result of PEC shifting its emphasis as part of its strategic plan from sales of land to sales of timeshare interests due both to its diminishing inventory of land available for sale and its increasing inventory of timeshare interests from the opening of new timeshare resorts. The shift from land sales to timeshare sales was caused primarily by the reduction of PEC's current land inventory which has not been fully replenished with additional land due to the general unavailability of suitable land at acceptable prices.

     Gain on sale of receivables decreased to $1.1 million for fiscal 1996 from $1.6 million for fiscal 1995. This decrease resulted from sales of timeshare receivables and land receivables decreasing to $16 million in fiscal 1996 from $32.5 million in fiscal 1995. PEC periodically sells receivables to reduce the outstanding balances under its lines of credit.

     Interest income decreased to $6.6 million in fiscal 1996 from $6.8 million for fiscal 1995, primarily due to a relatively flat interest rate environment combined with a decrease in the average balance of notes receivable outstanding.

     Financial income increased to $1.3 million in fiscal 1996 from $580,000 in fiscal 1995, an increase of 146.7%. The increase is a result of the increased number of loans serviced by PEC, generating increased servicing fees.

     Revenues from incidental operations decreased to $3 million in fiscal 1996 from $3.8 million in fiscal 1995, a decrease of 21.7%, primarily due to a decrease in utility fees partially offset by an increase in golf fee revenue.

     As a result of the foregoing, total PEC revenues increased to $60.7 million during fiscal 1996 from $56.9 million during fiscal 1995.

     Total costs and expenses increased to $59.3 million for fiscal 1996 from $48.5 million for fiscal 1995, an increase of 22.2%. The increase resulted primarily from an increase in commissions and selling expenses to $30.4 million from $23.7 million, an increase of 28.1%; an increase in general and administrative expenses to $13.7 million from $11.2 million, an increase of 21.7%, and an increase in direct costs of timeshare interest sales to $4 million from $3 million, an increase of 34.3%. PEC's commissions and selling expenses increased primarily as a result of costs relating to the establishment of new marketing programs and strategies designed to increase sales of timeshare interests, market research costs, additional staffing, increased advertising costs, costs associated with the re-naming of PEC's timeshare resorts to Ramada Vacation Suites and additional sales offices. The increase in general and administrative expenses is primarily due to increases in payroll related to hiring of additional administrative personnel, maintenance fees related to unsold timeshare inventory, owners' association costs and professional fees. The increase in direct costs of timeshare interest sales is primarily due to the increased volume of sales. As a percentage of gross sales of timeshare interests and land, commissions and selling expenses relating thereto increased to 54.7% in fiscal 1996 from 46.5% in fiscal 1995, and cost of sales increased to 10.5% in fiscal 1996 from 10.1% in fiscal 1995. Sales prices of timeshare interests are typically lower than those of land while selling costs are generally the same for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than sales of land.

     Depreciation expense increased to $1.5 million in fiscal 1996 from $1.1 million in fiscal 1995, an increase of 34.9%. The increase is a result of the additions made to property and equipment during fiscal 1996. Property and equipment, net of accumulated depreciation increased to $19.4 million at August 31, 1996 from $12.3 million at August 31, 1995, an increase of 58.3%.

     Interest expense increased to $5.6 million in fiscal 1996 from $4.7 million in fiscal 1995, an increase of 20.1%. The increase is a result of an increase in average outstanding balances of notes and contracts payable, including two additional lines of credit.

     Income before income taxes decreased to $1.3 million in fiscal 1996 from $8.3 million in fiscal 1995, a decrease of 83.9%. The decrease is primarily due to the increase in commissions and selling expenses and general and administrative expenses.

     As a result of the foregoing, PEC's net income decreased to $882,000 in fiscal 1996 compared to $6.3 million in fiscal 1995.

  Company (consolidated)

     Loss from continuing operations decreased $1.1 million to $1.4 million in fiscal 1996 from $2.5 million in fiscal 1995, due principally to no payments to assignors during 1996 compared to $7.3 million during 1995. This was partially offset by a decrease of $5.4 million in PEC net income, due to increased expenses related to the expansion of selling and marketing operations. See prior discussion for PEC.

     Income from discontinued operations, net of taxes, increased 82.6% to $6.3 million during fiscal 1996 from $3.4 million during fiscal 1995 as a result of MMC's continued growth and profitability. Income from discontinued operations of $6.3 million during fiscal 1996 includes net income from MMC of $6.9 million reduced by $650,000 in general and administrative expense related to the discontinued operations. See "Item 1. Business -- General," "Item 7.
MD&A -- Discontinued Operations of MMC" and Note 3 of Notes to Consolidated Financial Statements.

     Total costs and expenses during fiscal 1996 were $63.1 million, an increase of 6.9% over $59 million in fiscal 1995. Commissions and selling expense and general and administrative expense increased 26.2% for fiscal 1996 compared to fiscal 1995 due primarily to the expansion of timeshare and land marketing efforts in PEC. Additionally, Mego Financial (parent only) incurred interest expense related to the Assignors in fiscal 1995 and subordinated debt in 1996 and 1995. Total general and administrative expenses for Mego Financial (parent only) were primarily comprised of professional services, external financial reporting expenses, and regulatory and other public company corporate expenses.

     The income tax benefit for fiscal 1996 was $1.1 million compared to an income tax provision of $1 million for fiscal 1995. The change from an income tax provision to a tax benefit was primarily due to increased losses from the continuing operations of PEC and Mego Financial (parent only). Net income applicable to common stock increased to $4.6 million during fiscal 1996 from $1.4 million during fiscal 1995 primarily due to the foregoing. See Note 19 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents for the Company was $10.4 million at August 31, 1997 compared to $2.7 million at August 31, 1996. The increase was primarily due to proceeds from the exercise of stock options and warrants in August 1997 prior to the Spin-off. The Company's principal cash requirements relate to PEC's acquisition of timeshare properties and land and the payment of commissions and selling expenses in connection with timeshare and land sales and Mego Financial's payment of interest on subordinated debt. PEC requires continued access to sources of debt financing and sales in the secondary market for receivables.

  PEC

     PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of taxes and dividends to Mego Financial, payments of principal and interest on debt obligations, and payments of commissions and selling expenses in connection with sales of timeshare interests and land. Commissions and selling expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through sales of receivables, PEC's lines of credit in the aggregate amount of $137.5 million and cash flows from operations. At August 31, 1997, no commitments existed for material capital expenditures.

     At August 31, 1997, PEC had arrangements with 5 institutional lenders under 6 agreements for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for 6 lines of credit of up to an aggregate of $137.5 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At August 31, 1997, an aggregate of $62.1 million was outstanding under such lines of credit, and $75.4 million was available for borrowing. At August 31, 1997 and 1996, $62.1 million and $65.9 million, respectively, had been borrowed under these lines. Under the terms of these lines of credit, PEC may borrow 70% to 85% of the balances of the pledged timeshare and land receivables. Summarized lines of credit information and accompanying notes relating to these six lines of credit outstanding at August 31, 1997, consist of the following (thousands of dollars):

   BORROWING         MAXIMUM
   AMOUNT AT        BORROWING         REVOLVING
AUGUST 31, 1997      AMOUNT       EXPIRATION DATE(F)     MATURITY DATE         INTEREST RATE
---------------     ---------     ------------------     --------------     --------------------
    $39,113          $75,000      (a) May 15, 2000       Various            Prime  + 2.0 - 2.25%
      4,599           15,000      (b) May 30, 1998       Various            Prime  + 2.0%
      6,365           15,000      (c) March 29, 1998     March 29, 1999     LIBOR +  4.25%
      4,140                       (c) February 6,
                      15,000      1998                   August 6, 1999     LIBOR +  4.25%
      4,500           10,000      (d) August 1, 2000     August 1, 2003     Prime  + 2.25%
      3,372            7,500      (e) April 30, 1998     May 31, 2002       Prime  + 2.0%

---------------

(a) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $20 million with such amount increasing each fiscal quarter after August 31, 1997 by an amount equal to 50% of PEC's consolidated net income for each quarter up to a maximum requirement of $25 million. The maximum borrowing amount was increased from $57 million to $75 million as of May 15, 1997. At August 31, 1997, $24.6 million was outstanding related to financings at prime +2%, of which $18 million of loans secured by land receivables mature May 15, 2010 and $6.6 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes $3 million in acquisition and development (A&D) financing maturing May 20, 1998 and $5.9 million maturing July 1, 2003 for the financing of corporate office buildings; both loans are amortizing loans and bear interest at prime +2.25%. The remaining A&D and receivables loans and a resort lobby loan outstanding of $5.7 million are at prime +2% and mature between January 31, 1998 and May 15, 2000.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million during the life of the loan. These credit lines include available financing for A&D and receivables. At August 31, 1997, $1.1 million was outstanding under the A&D loan which matured in November 1997 and is currently being extended to May 1999, and $3.5 million maturing June 1, 2002, was outstanding under the receivables loan.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17 million during the life of the loan. These credit lines include available financings for A&D and receivables, however only the A&D lines are currently outstanding and bear interest at 90 day LIBOR +4.25%. The available receivable financings would be at 90 day LIBOR +4% and have maturity dates of June 2005 and August 2005.

(d) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million. This credit line is for the purpose of financing receivables and costs of remodeling.

(e) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $15 million. This credit line is for the purpose of financing receivables.

(f) Revolving expiration dates represent the expiration of the revolving features of the lines of credit, at which time the credit lines become loans with fixed maturities.

     A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):

                                                           FOR THE YEARS ENDED AUGUST 31,
                                                         ----------------------------------
                                                           1997         1996         1995
                                                         --------     --------     --------
    Commissions and selling expenses attributable to
      recognized and unrecognized sales................  $ 34,388     $ 29,863     $ 23,969
    Less: Down payments................................   (13,966)     (13,231)     (12,796)
                                                         --------     --------     --------
    Cash Shortfall.....................................  $ 20,422     $ 16,632     $ 11,173
                                                         ========     ========     ========

     During the fiscal years ended August 31, 1997 and 1996, PEC sold notes receivable of $30.1 million and $16 million from which $25.3 million and $9.7 million of the sales proceeds were used to pay down debt during the fiscal years ended August 31, 1997 and 1996, respectively. The receivables, which have interest rates depending on the transaction ranging from 12.3% - 14.3% and 11.8% - 13.9% in fiscal 1997 and fiscal 1996, respectively, were sold to yield returns of 9% - 9.8% and 8.3% - 10.6% in fiscal 1997 and fiscal 1996, respectively, to the purchasers, with any excess interest received from the obligors being payable to PEC.

     At August 31, 1997, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $84 million. PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase. The repurchase provisions provide for substitution of receivables as recourse for $82.6 million of sold notes receivable and cash payments for repurchase relating to $1.4 million of sold notes receivable. At August 31, 1997 and 1996, the undiscounted amounts of the recourse obligations on such notes receivable were $9.7 million and $9.6 million, respectively. PEC periodically reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

     Recourse to PEC on sales of notes receivable is governed by the agreements between the purchasers and PEC. The reserve for notes receivable sold with recourse represents PEC's estimate of its probable future credit losses to be incurred over the lives of the notes receivable. Proceeds from the sale of notes receivable sold with recourse were $30.1 million and $16 million for the years ended August 31, 1997 and 1996, respectively. A liability for reserve for notes receivable sold with recourse is established at the time of each sale based upon PEC's analysis of all probable losses resulting from PEC's recourse obligations under each agreement of sale. For notes receivable sold between September 30, 1992 and December 31, 1996, the liability was determined in accordance with EITF Issue No. 92-2, on a "discounted to present value" basis using an interest rate equivalent to the risk-free market rate for securities with a duration similar to that estimated for the underlying notes receivable. Effective January 1, 1997, the estimated liability is recorded at its fair value as a result of the adoption of SFAS 125.

     During fiscal years 1997 and 1996, PEC provided cash of $6.8 million and used cash of $15.9 million in operating activities, respectively. This increase was primarily due to increased notes receivable sales and payments on notes receivable. During fiscal years 1997 and 1996, PEC used cash of $1.5 million and $13.2 million in investing activities, respectively, which decreased as a result of a decline in purchases for property and equipment and decreased advances to the parent in fiscal 1997. During fiscal years 1997 and 1996, PEC used cash of $5.6 million and provided cash of $26.4 million from financing activities, respectively, as a result of decreased borrowings and increased paydowns applied to such borrowings.

  Company (consolidated)

     At January 31, 1995, when accrual of payments to assignors ceased, $13.3 million was payable to the Assignors. On March 2, 1995, the Assignors agreed to defer payment of $10 million (Subordinated Debt) of the amounts due to them pursuant to an amendment to the Assignment and Assumption Agreement providing for the subordination of such amounts to payment of debt for money borrowed by the Company or obligations of the Company's subsidiaries guaranteed by the Company. Warrants (Warrants) to purchase 1 million shares of common stock, at an exercise price of $4.25 per share (the closing market price per share on March 2, 1995), were granted to the Assignors in consideration of the payment deferral and subordination. These Warrants were exercised in August 1997 in a non-cash transaction, whereby the Subordinated Debt was reduced by $4.25 million. Interest on the Subordinated Debt was to be paid semiannually at the rate of 10% per year starting September 1, 1995, and the Subordinated Debt was to be repaid in 7 equal semiannual payments commencing March 1, 1997. On June 14, 1995, the Company paid an aggregate of $809,000 to the Assignors, including interest in the amount of $59,000. In January 1997, the outstanding balance of payable to Assignors of $2.6 million (including interest of $45,000) was paid in full. Effective March 1, 1997, the Assignors received the first of what was originally 7 equal semiannual payments of $1,429,000 plus interest related to the repayment of the Subordinated Debt. However, in connection with the reduction of the Subordinated Debt in August 1997, payments aggregating $4.25 million were deemed paid and the semiannual payments will resume in March 1999, with a partial payment in September 1998. The Subordinated Debt is collateralized by a pledge of PEC's outstanding stock. Interest of $45,000 was paid during fiscal 1997 related to amounts payable to the Assignors and interest on Subordinated Debt of $1.2 million was paid during fiscal 1997. See "Item 13. Certain Relationships and Related Transactions" and Note 15 of Notes to Consolidated Financial Statements.

     During fiscal years 1997 and 1996, the Company provided cash of $32.5 million and used cash of $9.3 million in operating activities, respectively. The increase was due primarily to increased notes receivable sales and payments on notes receivables. During fiscal 1997 and 1996, the Company used cash of $19.8 million and $11.3 million, in discontinued operations, respectively. The increase was the result of continued growth of MMC. During fiscal years 1997 and 1996, the Company used cash of $7 million and $9.1 million in investing activities, respectively, which decreased as a result of a decline in purchases of property and equipment. During fiscal years 1997 and 1996, the Company provided cash of $1.9 million and $25.9 million in financing activities, respectively, as a result of decreased borrowings and increased paydowns applied to such borrowings.

     Capital expenditures during fiscal years 1997 and 1996 were $8.9 million and $20.9 million, respectively, for the acquisition of timeshare and land inventory and $6.8 million and $8.7 million, respectively, for the purchase of property and equipment. The Company made additional capital expenditures in 1997 for renovation of future timeshare inventory, refurbishment of present timeshare inventory and the acquisition of replacement equipment. No commitments existed at August 31, 1997 for material capital expenditures. The Company is currently in the process of conforming all of its computerized systems to be year 2000 (Y2000) compliant. Many of these systems are already Y2000 compliant and the Company expects such systems to be in full compliance before the end of 1999. The Company believes that its capital requirements will be met from cash balances, internally generated cash, existing lines of credit, sales of receivables, and the modification, replacement or addition to its lines of credit and new financings.

     The components of the Company's debt, including lines of credit consist of the following (thousands of dollars):

                                                                       AUGUST 31,
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
        Notes collateralized by receivables......................  $31,489     $38,178
        Mortgages collateralized by real estate properties.......   32,311      31,078
        Installment contracts and other notes payable............    1,769         996
                                                                   -------     -------
                  Total..........................................  $65,569     $70,252
                                                                   =======     =======

FINANCIAL CONDITION

     August 31, 1997 Compared to August 31, 1996

     Cash and cash equivalents increased 278.4% to $10.4 million at August 31, 1997 from $2.7 million at August 31, 1996, primarily as a result of the receipt of proceeds in connection with the exercise of common stock options and warrants in August 1997.

     Notes receivable, net, decreased 15.6% to $34.3 million at August 31, 1997 from $40.6 million at August 31, 1996 primarily as a result of increased receivable sales of $30.1 million during fiscal 1997 compared to $16 million during fiscal 1996. Receivable sales of $19.7 million and $10.4 million were recorded to two different financial institutions during fiscal 1997.

     The Company provides allowance for cancellations in amounts which, in the Company's judgment, will be adequate to absorb losses on notes receivable that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, and current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for the fiscal years ended August 31, 1997 and 1996, consisted of the following (thousands of dollars):

                                                                FOR THE YEARS ENDED AUGUST 31,
                                                               --------------------------------
                                                                 1997        1996        1995
                                                               --------     -------     -------
Balance at beginning of year.................................  $ 19,924     $18,821     $16,875
  Provision for cancellations................................    10,219       9,778       9,495
  Amounts charged to allowance for cancellations and reserve
     for notes receivable sold with recourse.................   (10,616)     (8,675)     (7,549)
                                                               --------     -------     -------
Balance at end of year.......................................  $ 19,527     $19,924     $18,821
                                                               ========     =======     =======

     The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):

                                                                FOR THE YEARS ENDED AUGUST 31,
                                                                -------------------------------
                                                                 1997        1996        1995
                                                                -------     -------     -------
Allowance for cancellations, excluding discounts..............  $10,824     $11,512     $11,677
Reserve for notes receivable sold with recourse...............    8,703       8,412       7,144
                                                                -------     -------     -------
          Total...............................................  $19,527     $19,924     $18,821
                                                                =======     =======     =======

     Timeshare and land sales, net, increased to $48.9 million at August 31, 1997 from $45.7 million at August 31, 1996 which increased net notes receivable. Timeshare and land sales, net, are set forth in the following table (thousands of dollars):

                                                     FOR THE YEARS ENDED
                                                         AUGUST 31,
                                                     -------------------
                                                      1997        1996       $ CHANGE     % CHANGE
                                                     -------     -------     --------     --------
Timeshare sales, net...............................  $32,253     $27,778     $  4,475        16.1%
Land sales, net....................................   16,626      17,968       (1,342)       (7.5)
                                                     -------     -------       ------
     Total timeshare and land sales, net...........  $48,879     $45,746     $  3,133         6.8
                                                     =======     =======       ======

     The implementation of SFAS No. 125 requires the reclassification of excess servicing rights as interest only receivables which are carried at fair market value. Interest only receivables increased 53.5% to $3.3 million at August 31, 1997 from $2.1 million at August 31, 1996. See Note 5 of Notes to Consolidated Financial Statements.

     Timeshare interests held for sale and land and improvements inventory increased 4% to $37.3 million at August 31, 1997 from $35.9 million at August 31, 1996 primarily as a result of the opening of the Indian Shores and Orlando timeshare resorts during fiscal 1997.

     Property and equipment, net, increased 24.9% to $24.2 million at August 31, 1997 from $19.4 million at August 31, 1996 due to increased capital expenditures related to expansion of CNUC and the expansion of various other Company facilities.

     Net assets of discontinued operations increased 74.6% to $53.3 million at August 31, 1997 from $30.5 million at August 31, 1996 primarily due to the growth and earnings of MMC. The $53.3 million represents the net assets of MMC at August 31, 1997 of $53.1 million and the Company's receivable of $10.1 million from MMC less the minority interest of $9.9 million at August 31, 1997. Of the $10.1 million, $9.7 million is due from MMC to the Company and $446,000 is due from MMC to PEC. After the Spin-off, MMC is obligated to pay the debt due to the Company, $3.9 million of which was paid in October 1997, under the terms of an agreement. See "Item 13. Certain Relationships and Related Transactions."

     Notes and contracts payable decreased 6.7% to $65.6 million at August 31, 1997 from $70.3 million at August 31, 1996 due to increased paydowns of debt with proceeds from receivable sales during fiscal 1997.

     Accounts payable and accrued liabilities increased to $17.2 million at August 31, 1997 from $15.6 million at August 31, 1996, primarily as a result of increases in accrued payroll, interest and other unpaid operational costs.

     Reserve for notes receivable sold with recourse increased 3.5% to $8.7 million at August 31, 1997 from $8.4 million at August 31, 1996 due to increased receivable sales. Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company.

     Income taxes payable decreased 38.1% to $6.2 million at August 31, 1997 from $10.1 million at August 31, 1996 primarily due to the application of NOL carryforwards and changes in certain income tax liability reserves. The changes in certain income tax liability reserves are a result of facts and circumstances determined in an extensive review and analysis of the Company's federal income tax liability completed in fiscal 1997. See Note 19 of Notes to Consolidated Financial Statements.

     Stockholders' equity increased 183.3% to $73.2 million at August 31, 1997 from $25.9 million at August 31, 1996 as a result of net income applicable to common stock of $19.3 million during fiscal 1997, the gain on sale of MMC stock of $13.1 million in November 1996, warrants valued at $3 million, issued in connection with a loan purchase commitment and the proceeds from the exercise of common stock warrants and options of $11.9 million.

     August 31, 1996 Compared to August 31, 1995

     Cash and cash equivalents decreased 58.4% to $2.7 million at August 31, 1996 from $6.6 million at August 31, 1995 primarily as a result of the timing of receivable originations, sales and borrowings.

     Restricted cash decreased 44.5% to $2.2 million at August 31, 1996 from $3.9 million at August 31, 1995 due to a reduced portfolio of loans sold, some of which are subject to restricted cash deposits.

     Notes receivable, net, increased 26.3% to $40.6 million at August 31, 1996 from $32.2 million at August 31, 1995 primarily as a result of increased sale of timeshare interests and land sales.

     Timeshare and land sales, net, increased to $45.7 million at August 31, 1996 from $41.5 million at August 31, 1995 which increased net notes receivable. Timeshare and land sales, net are set forth in the following table (thousands of dollars):

                                                     FOR THE YEARS ENDED
                                                         AUGUST 31,
                                                     -------------------
                                                      1997        1996       $ CHANGE     % CHANGE
                                                     -------     -------     --------     --------
Timeshare sales, net...............................  $27,778     $20,682     $  7,096        34.3%
Land sales, net....................................   17,968      20,812       (2,844)      (13.7)
                                                     -------     -------       ------
     Total timeshare and land sales, net...........  $45,746     $41,494     $  4,252        10.2
                                                     =======     =======       ======

     Timeshare interests held for sale and land and improvements inventory increased 72.4% to $35.9 million at August 31, 1996 from $20.8 million at August 31, 1995 primarily as a result of additional inventory in Nevada previously under construction and made available for sale in fiscal 1996.

     Net assets of discontinued operations increased 58.7% to $30.5 million at August 31, 1996 from $19.2 million at August 31, 1995 primarily due to the growth and earnings of MMC. The $30.5 million represents the net assets of MMC at August 31, 1996 of $17.7 million and the Company's receivable from MMC at August 31, 1997 in the amount of $12.8 million. Of the $12.8 million, $12 million was due from MMC to the Company and $819,000 was due from MMC to PEC.

     Property and equipment, net, increased 58.3% to $19.4 million at August 31, 1996 from $12.3 million at August 31, 1995 due to increased purchases of office equipment related to facility expansion.

     Notes and contracts payable increased 62.4% to $70.3 million at August 31, 1996 from $43.3 million at August 31, 1995 due to additional borrowings to acquire additional inventory and other assets.

     Accounts payable and accrued liabilities increased 32.6% to $15.6 million at August 31, 1996 from $11.8 million at August 31, 1995, primarily as a result of increases in accrued payroll, interest and other unpaid operational costs.

     Reserve for notes receivable sold with recourse increased 17.7% to $8.4 million at August 31, 1996 from $7.1 million at August 31, 1995. Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company.

     Income taxes payable increased 28.4% to $10.1 million at August 31, 1996 from $7.8 million at August 31, 1995 due to increased income.

     Stockholders' equity increased 34.4% to $25.9 million at August 31, 1996 from $19.2 million at August 31, 1995 primarily as a result of net income applicable to common stock of $4.6 million during fiscal 1996.

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

SEASONALITY

     Sales of timeshare interests and land are somewhat seasonal. For the fiscal years ended August 31, 1997, 1996 and 1995, quarterly sales as a percentage of annual sales, for each of the fiscal quarters averaged: quarters ended November 30 -- 24.8%, quarters ended February 28 -- 22.9%, quarters ended May
31 -- 29.1%, and quarters ended August 31 -- 23.2%. The majority of the Company's customers are tourists. The Company's major marketing area, Las Vegas, Nevada, reaches peaks of tourist activity at periods different from the Company's other major marketing areas, such as Reno, Nevada, and Denver, Park and Huerfano Counties, Colorado, which are more active in summer than in winter. The Company's other major marketing areas, Honolulu, Hawaii, and Orlando, Florida, are not subject to seasonality. The Company is not dependent upon a limited number of customers whose loss would have a material adverse effect on the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (the FASB) issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 was effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 did not have a material adverse effect on the Company's results of operations or financial condition.

     The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which established financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS 123 is effective for fiscal years beginning December 15, 1995. The Company elected to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS 123, and, accordingly, provides pro forma disclosure in Note 18 of Notes to Consolidated Financial Statements.

     Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS 125) was issued by the FASB in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. SFAS 125 requires that the Company's excess servicing rights be measured at fair market value and be reclassified as interest only receivables and accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). As required by SFAS 125, the Company adopted the new requirements effective January 1, 1997. Implementation of SFAS 125 did not have any material impact on the financial statements of the Company, as the book value of the Company's interest only receivables approximated fair value.

     SFAS No. 128, "Earnings per Share," (SFAS 128) was issued by the FASB in March 1997, effective for financial statements issued after December 15, 1997. SFAS 128 provides simplified standards for the computation and presentation of earnings per share (EPS), making EPS comparable to international standards. SFAS 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully-diluted" EPS under APB Opinion No. 15. See Note 5 of Notes to Consolidated Financial Statements for further discussion and SFAS 128 pro forma calculations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements of the Company and its subsidiaries are included herewith:

                                                                                     PAGE
                                                                                  -----------
Independent Auditors' Report....................................................      F-2
Consolidated Statements of Financial Condition at August 31, 1997 and 1996......      F-3
Consolidated Statements of Operations -- Years Ended August 31, 1997, 1996 and
  1995..........................................................................   F-4 - F-5
Consolidated Statements of Stockholders' Equity -- Years Ended August 31, 1997,
  1996 and 1995.................................................................      F-6
Consolidated Statements of Cash Flows -- Years Ended August 31, 1997, 1996 and
  1995..........................................................................   F-7 - F-8
Notes to Consolidated Financial Statements -- Years Ended August 31, 1997,
  1996 and 1995.................................................................  F-9 - F-40

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth certain information with respect to the directors, executive officers and key employees of the Company.

          NAME             AGE                              POSITION
-------------------------  ----  --------------------------------------------------------------
Robert Nederlander          64   Chairman of the Board, Chief Executive Officer and Director
Jerome J. Cohen             69   President and Director
Don A. Mayerson             70   Executive Vice President, General Counsel and Secretary
Herbert B. Hirsch           61   Senior Vice President, Chief Financial Officer, Treasurer and
                                 Director
Eugene I. Schuster          60   Vice President and Director
Jon A. Joseph               50   Vice President and Associate General Counsel
Charles G. Baltuskonis      47   Vice President and Chief Accounting Officer
John E. McConnaughy, Jr.    68   Director
Wilbur L. Ross, Jr.         59   Director
Frederick H. Conte          45   Executive Vice President and Chief Operating Officer of PEC
Stuart Harelik              57   Senior Vice President Marketing and Sales of PEC

     Robert Nederlander has been the Chairman of the Board and Chief Executive Officer of the Company since January 1988, when affiliates of the Assignors, including Mr. Cohen, acquired approximately 43% of the outstanding common stock of the Company (Share Acquisition). See "Item 13. Certain Relationships and Related Transactions." Mr. Nederlander is the Chairman of the Executive Committee and a member of the Audit Committee. Since July 1995, Mr. Nederlander has served on the Board of Directors of HFS, which, together with its subsidiary, entered into an agreement in April 1995 with the Company pursuant to which the Company is licensed to use the "Ramada" name in its timeshare operations. Mr. Nederlander has been Chairman of the Board of Riddell Sports Inc. since April 1988 and was Riddell Sports Inc.'s Chief Executive Officer from April 1988 through March 1993. From February 1992 until June 1992, Mr. Nederlander was also Riddell Sports Inc.'s interim President and Chief Operating Officer. Since November 1981, Mr. Nederlander has been President and a director of the Nederlander Organization, Inc., owner and operator of one the world's largest chains of legitimate theaters. Mr. Nederlander served as the Managing General Partner of the New York Yankees from August 1990 until December 1991, and has been a limited partner since 1973. Since October 1985, Mr. Nederlander has been President of Nederlander Television and Film Productions, Inc.; Vice Chairman of the Board from February 1988 to early 1993 of Vacation Spa Resorts, Inc., an affiliate of the Company; and Chairman of the Board of Allis-Chalmers Corp. from May 1989 to 1993, and from 1993 to 1996 as Vice Chairman. Mr. Nederlander remains a director of Allis-Chalmers Corp. Mr. Nederlander was elected to the Board of Directors of MMC in September 1996. In October 1996, Mr. Nederlander became a director of News Communications Inc., a publisher of community oriented free circulation newspapers. Mr. Nederlander was a senior partner in the law firm of Nederlander, Dodge and Rollins in Detroit, Michigan, from 1960 to 1989. Mr. Nederlander does not currently serve on a full time basis in his capacities with the Company.

     Jerome J. Cohen has been the President and a Director of the Company since the Share Acquisition. Mr. Cohen serves as a member of the Executive Committee and is Chairman of the Board of MMC, and is President and Chief Executive Officer of PEC. From April 1992 to June 1997, Mr. Cohen was a director of Atlantic Gulf Communities Inc., formerly known as General Development Corporation, a publicly held company engaged in land development, land sales and utility operations in Florida and Tennessee.

     Don A. Mayerson has been the Secretary of the Company since the Share Acquisition and the Executive Vice President and General Counsel of the Company since April 1988. Mr. Mayerson has served as a director of MMC since 1992 and served as Vice President, General Counsel and Secretary of MMC from 1992 to September 1996.

     Herbert B. Hirsch has been the Senior Vice President, Chief Financial Officer, Treasurer and a Director of the Company since the Share Acquisition. Mr. Hirsch serves as a member of the Executive Committee and serves as a director of MMC and served as Vice President, Chief Financial Officer and Treasurer of MMC from 1992 to September 1996.

     Eugene I. Schuster has been a Vice President and a Director of the Company since the Share Acquisition. Mr. Schuster is a member of the Stock Option Committee. Mr. Schuster has also been Chief Executive Officer and Chairman of the Board of Directors of Venture Funding, Ltd., a business development corporation, since its inception in May 1983. Since February 1986, Mr. Schuster has been the President and Chief Executive Officer and a director of Quest BioTechnology, Inc., a publicly held biotechnology research and development firm. Since September 1985, Mr. Schuster has been a director of Wavemat, Inc., a publicly held company engaged in the manufacture and sale of microwave equipment for advanced materials processing. Since January 1988, Mr. Schuster has been the Chairman and from May 1988 through February 1995 was Chief Executive Officer, of Cellex Biosciences, Inc., a publicly held manufacturer of automated cell culture systems. Mr. Schuster is Chairman and Chief Executive Officer of Art Renaissance, Inc., a privately held company which operates several chains of retail art galleries. Mr. Schuster does not currently serve on a full time basis in his capacities with the Company.

     Charles G. Baltuskonis has been Chief Accounting Officer of the Company since April 1997. He is a certified public accountant and served as Senior Vice President and Controller of Chase Federal Bank from May 1995 to March 1997. Prior to that date, he was Chief Financial Officer of F&C Bancshares and First Coastal Bank, a Senior Vice President -Finance of Bank of New England, and was a Senior Manager with the public accounting firm of Ernst & Young.

     John E. McConnaughy, Jr. has been a Director of the Company since 1984. Mr. McConnaughy serves as Chairman of the Audit Committee and a member of the Stock Option and Executive Incentive Compensation Committees. Mr. McConnaughy was Chairman and Chief Executive Officer of Peabody International Corp. from 1969 to 1986. He was Chairman and Chief Executive Officer of GEO International Corp.
(GEO), a nondestructive testing, screen printing and oil field services company, from 1981 to 1992. GEO was spun off in 1981 and became publicly held. On October 25, 1993 GEO filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Mr. McConnaughy has been a director of Oxigene, Inc., Texstar Corporation, MAI Corporation, Akzona Corp., First Bank Corp. (New Haven), Beringer Co., Inc. the Pullman Co., Moore McCormack Resources and Peabody International Corp. He is currently on the Board of Directors of Transact International, Inc., DeVlieg Bullard, Inc., Levcor International, Inc., Riddell Sports, Inc. and Wave Systems, Inc. He is also Chairman of the Board of Excellence Group, Inc., a privately held cable company. Mr. McConnaughy is on the Board of Trustees and Executive Committee of the Strang Cancer Prevention Center and is Chairman of the Board of the Harlem School of the Arts.

     Wilbur L. Ross, Jr. has been a Director of the Company since 1984. Mr. Ross serves as a member of the Audit, Stock Option and Executive Incentive Compensation Committees. Mr. Ross has been a Senior Managing Director of Rothschild Inc., an investment banking firm, since August 1976. Mr. Ross serves as a director of Syms Corporation and is Chief Executive Officer and a director of News Communications, Inc. and is a director of KTI, Inc.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and executive officers, and persons who own more than ten percent of the Company's outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners have been satisfied.

KEY EMPLOYEES

     Frederick H. Conte has been with PEC since 1978, and has been its Executive Vice President and Chief Operating Officer since February 1988.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation earned by the Company's chief executive officer and each of the five other most highly compensated executive officers whose annual salary and bonus during the fiscal years presented exceeded $100,000 (Named Executive Officers). The Company did not grant any stock options to the Named Executive Officers during the fiscal year ended August 31, 1997.

                                                                                  LONG-TERM COMPENSATION
                                                                                          AWARDS
                                             ANNUAL COMPENSATION               ----------------------------
                                 -------------------------------------------   NUMBER OF
                                 FISCAL                         OTHER ANNUAL    OPTIONS        ALL OTHER
  NAME AND PRINCIPAL POSITION     YEAR     SALARY    BONUS(A)   COMPENSATION   GRANTED(B)   COMPENSATION(C)
-------------------------------  ------   --------   --------   ------------   ----------   ---------------
Robert Nederlander.............    1995   $126,925   $     --      $   --          --           $ 1,500
  Chairman of the Board and        1996    150,000      2,885       3,789          --             2,293
     Chief Executive Officer       1997    150,000      2,885       4,378          --             2,010
Jerome J. Cohen................    1995   $300,000   $120,369      $3,227          --           $ 2,250
  President                        1996    300,000    216,666       6,279          --             2,250
                                   1997    300,002    368,800       7,259          --             2,329
Don A. Mayerson................    1995   $200,000   $ 49,686      $   --          --           $ 2,250
  Executive Vice President,        1996    200,000     86,680       5,305          --             2,250
     General Counsel and
       Secretary                   1997    200,000    147,520       6,132          --             2,381
Herbert B. Hirsch..............    1995   $200,000   $ 49,686      $   --          --           $ 2,250
  Senior Vice President, Chief     1996    200,000     86,680       1,512          --             2,250
     Financial Officer and         1997    200,000    147,520       1,743          --             2,319
       Treasurer
Stuart Harelik.................    1995   $125,000   $438,064      $   --          --           $ 2,250
  Senior Vice President            1996    125,000    411,766          --          --             2,250
     Marketing and Sales
       of PEC                      1997    125,000    450,064          --          --             1,605

---------------

(a) Mr. Harelik receives a contingent bonus based on a percentage of the sales made in excess of specified sales levels as set forth in his contract of employment which expires August 31, 2000. On April 13, 1996, pursuant to contractual arrangements, incentive compensation attributable to the year ended August 31, 1995 was paid to Messrs. Cohen, Mayerson and Hirsch and is included in the above table as 1995 compensation. In January 1997, pursuant to contractual arrangements, incentive compensation attributa-ble to the year ended August 31, 1996 was paid to Messrs. Cohen, Mayerson and Hirsch and is included in the above table as 1996 compensation. Incentive compensation attributable to the year ended August 31, 1997 payable to Messrs. Cohen, Mayerson, Hirsch and Harelik, but not yet paid, is included in the above table as 1997 compensation.

(b) The Company adopted the Stock Option Plan on November 17, 1993, and options were granted to certain executive officers on December 22, 1993 and subsequently to other employees, subject to shareholder approval of the Stock Option Plan. The Stock Option Plan was approved by the shareholders on February 9, 1994. One-fifth of each grant to the Named Executive Officers became exercisable on December 22, 1994 and an additional one-fifth became exercisable on December 22, 1995 and December 22, 1996. In August 1997, in connection with the approval by the Company's Board of Directors of the distribution to the holders of record of the Company's common stock as of August 27, 1997 of all 10 million shares of Mego Mortgage Corporation's common stock held by the Company in the Spin-off, the Stock Option Committee accelerated the vesting of all such options, excluding those options granted subsequent to February 26, 1997. See "Aggregated Fiscal Year-End Option Table" and "Stock Option Plan."

(c) Represents the Company's discretionary matching contributions of 25% of the employee's contribution to the Company's 401(k) Plan on behalf of the employee.

     The following table sets forth certain information concerning stock options exercised by the Named Executive Officers during the year ended August 31, 1997. There were no unexercised options held by the Named Executive Officers at August 31, 1997. On September 3, 1997, an aggregate of 45,000 in options were granted to the Named Executive Officers.

                    AGGREGATED FISCAL YEAR-END OPTION TABLE

                                                                          NET SHARES ACQUIRED
                                                                       UPON EXERCISE OF OPTIONS
                                                                         DURING FISCAL 1997(1)
                                                                      ---------------------------
                                NAME                                  NUMBER       VALUE REALIZED
--------------------------------------------------------------------  ------       --------------
Robert Nederlander(2)...............................................  24,155          $214,376
Jerome J. Cohen(2)..................................................  25,141           219,984
Don A. Mayerson(2)..................................................  25,141           219,984
Herbert B. Hirsch(2)................................................  25,141           219,984
Stuart Harelik(3)...................................................  15,778           135,109

---------------

(1) The aggregate number of options exercised for the shares acquired during fiscal 1997 for the Named Executive Officers was 165,000. These options were exercised by withholding or surrendering the appropriate number of shares to cover the exercise cost in lieu of payment of cash to the Company. The value realized for each Named Executive Officer was computed by multiplying the net number of shares acquired by the fair market value price on the date of exercise.

(2) Each of the Named Executive Officers exercised 35,000 options during fiscal 1997.

(3) Stuart Harelik exercised 25,000 options during fiscal 1997.

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

     PEC has entered into an employment contract with Stuart Harelik which expires on August 31, 2000, and provides for an annual base salary of $125,000. In addition, Mr. Harelik is to receive a contingent bonus each year equal to the sum of 1.25% of Net Sales (as defined in the employment agreement) in excess of $20 million up to $50 million plus 0.75% of Net Sales in excess of $50 million.

     The Company has entered into an employment agreement with Jon A. Joseph which expires on August 31, 2000 and provides for an annual base salary of $175,000 and a minimum annual bonus of $25,000.

STOCK OPTION PLAN

     Under the Company's Stock Option Plan, 525,000 shares of common stock were reserved for issuance upon exercise of options. In 1997, the Company's Board of Directors approved an amendment to the Stock Option Plan to increase by 500,000 shares the number of shares of common stock reserved for issuance pursuant to the Company's Stock Option Plan, subject to approval by the Company's shareholders. The amendment was approved by the shareholders at the Annual Meeting held September 9, 1997, resulting in an aggregate of 1,025,000 shares of common stock reserved for issuance pursuant to the Stock Option Plan of which 461,000 had been issued due to the exercise of options through August 31, 1997. The Stock Option Plan is designed to serve as an incentive for retaining qualified and competent employees.

     The Stock Option Committee of the Company's Board of Directors, administers and interprets the Stock Option Plan and is authorized, in its discretion, to grant options thereunder to all eligible employees of the Company, including officers of the Company. The Stock Option Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue
Code) and nonstatutory stock options. Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, or a committee thereof, except that the per share exercise price of options may not be less than 80% of the fair market value of the common stock on the date of grant, and, in the case of an incentive stock option, the per share exercise price may not be less than 100% of such fair market value. In the case of incentive stock options granted to a 10% shareholder, the per share exercise price may not be less than 110% of the fair market value of the common stock on the date of grant and shall expire five years from the date of grant. The aggregate fair market value of the shares covered by incentive stock options granted under the Stock Option Plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

     Options granted under the Stock Option Plan are exercisable after the period or periods specified in the option agreement. Options granted under the Stock Option Plan are not exercisable after the expiration of ten years from the date of grant (except in the case of options granted to 10% shareholders) and are not transferable other than by will or by the laws of descent and distribution.

     In August 1997, in connection with the Spin-off of MMC, the Stock Option Committee accelerated the vesting of all options granted, excluding those granted subsequent to February 26, 1997. As of August 31, 1997, an aggregate of 455,000 of such options were exercised.

     In September 1997, subsequent to the Spin-off, an additional 873,000 incentive stock options were granted under the Stock Option Plan to employees at fair market value, which was authorized by the Stock Option Committee, of which 15,000 are subject to future shareholder approval of certain amendments to the Stock Option Plan in accordance with applicable law.

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

EXECUTIVE INCENTIVE COMPENSATION PLAN

     On June 22, 1994, effective for the year ended August 31, 1995, the Board of Directors of the Company approved and adopted an Executive Incentive Compensation Plan (Incentive Plan) for executives and other key employees of the Company and its subsidiaries who contribute to the success of the Company. Under the terms of the Incentive Plan, awards of incentive compensation are determined by the Incentive Compensation Committee of the Board of Directors of the Company, which committee shall be composed of not less than two members. The Incentive Plan provides that the Board of Directors may amend, suspend or terminate the Incentive Plan at any time. Incentive Compensation for any fiscal year is defined as an amount equal to 7.5% of incentive income (Incentive Income) for such year. Incentive Income for any fiscal year is defined as the amount reported as income before taxes in the consolidated financial statements of the Company for such year. The maximum amount of all awards of Incentive Compensation for any fiscal year shall not exceed (a) 7.5% of Incentive Income for such year, reduced by (b) the amount of Incentive Income which must be paid by the Company to employees pursuant to any contractual obligation of the Company, increased by (c) any unawarded Incentive Compensation carried forward from a prior fiscal year.

     On June 22, 1994, the Board of Directors also approved an employment agreement with Mr. Jerome J. Cohen, President of the Company, and agreements with Messrs. Don A. Mayerson and Herbert B. Hirsch, executive officers of the Company, pursuant to which Messrs. Cohen, Mayerson and Hirsch are entitled to receive 2.5%, 1% and 1% respectively, of Incentive Income of the Company, as defined in the Incentive Plan, for the five-year period commencing with fiscal 1995, which amounts would directly reduce the amounts available for awards under the Incentive Plan.

     On September 2, 1997, the Board of Directors increased the annual salaries of Messrs. Nederlander and Schuster to $200,000 and $75,000, respectively. At that meeting, the Board also authorized agreements with Messrs. Mayerson and Hirsch pursuant to which the Company would pay them, as a separation payment, $250,000 and $150,000, respectively, at such time as they no longer are employed by the Company.

SPLIT-DOLLAR INSURANCE PLAN

     On April 5, 1995, the Board of Directors of the Company established a split-dollar life insurance plan (SplitDollar Plan) pursuant to which the Company pays the premiums for certain "second to die" life insurance policies on the lives of Robert Nederlander, Jerome J. Cohen, Don A. Mayerson and Herbert B. Hirsch, executive officers of the Company (Messrs. Nederlander, Cohen and Hirsch are also directors of the Company), and their respective spouses, for a period not to exceed five years, at an annual aggregate premium outlay of $400,000. Each policy is in the name of a trust established for family beneficiaries selected by each executive. On August 3, 1995, the Company approved a life insurance policy for Mr. Schuster at an annual cost of $100,000 for a period of five years. Pursuant to the plan, and with respect to each policy, after ten years, or earlier upon the deaths of the respective insured parties, or certain other events, the Company will receive the amount of premiums paid on the policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of November 13, 1997, information with respect to the beneficial ownership of the Company's common stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers (as defined in "Item 11. Executive Compensation"), and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                                                      PERCENTAGE OF
                   NAME AND ADDRESS OF                     AMOUNT AND NATURE OF     OUTSTANDING COMMON
          BENEFICIAL OWNER OR IDENTITY OF GROUP           BENEFICIAL OWNERSHIP(1)      STOCK OWNED
--------------------------------------------------------- -----------------------   ------------------
Robert Nederlander(2)....................................        2,036,852                  9.7%
Eugene I. Schuster and Growth Realty Inc.(GRI)(3)........        1,933,634                  9.2
Jerome J. Cohen(4).......................................        1,101,964                  5.2
Herbert B. Hirsch(5).....................................        1,684,864                  8.0
Don A. Mayerson(6).......................................          828,555                  3.9
John E. McConnaughy, Jr.(7)..............................          593,077                  2.8
Wilbur L. Ross, Jr.(8)...................................          152,500                    *
Stuart Harelik(9)........................................           25,700                    *
FBR Ashton, Limited Partnership and affiliates(10).......        1,318,140                  6.3
All Officers and Directors as a Group (8 persons)(11)....        8,357,146                 39.8

---------------

 * Less than 1%.

 (1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from November 13, 1997 upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the applicable date have been exercised.

 (2) 810 Seventh Avenue, 21st Floor, New York, New York 10019. Includes 250,000 shares held by an affiliate of Mr. Nederlander. Does not include 100,000 shares of common stock owned by the Robert E. Nederlander Foundation, an entity organized and operated exclusively for charitable purposes (the Foundation), of which Mr. Nederlander is President. Mr. Nederlander disclaims beneficial ownership of the shares owned by the Foundation. See "Item 13. Certain Relationships and Related Transactions."

 (3) 321 Fisher Building, Detroit, Michigan 48202. Consists of 1,683,634 shares held of record by GRI, a wholly-owned subsidiary of Venture Funding, Ltd. of which Mr. Schuster is a principal shareholder, Director and Chief Executive Officer, and 250,000 shares held of record by Growth Realty Holdings L.L.C., a limited liability corporation owned by Mr. Schuster, GRI and Mr. Schuster's three children. See "Item 13. Certain Relationships and Related Transactions."

 (4) 1125 N. E. 125th Street, Suite 206, North Miami, Florida 33161. Excludes 93,503 shares owned by Mr. Cohen's spouse and 500,000 shares owned by a trust for the benefit of his children over which Mr. Cohen does not have any investment or voting power, as to which he disclaims beneficial ownership. Also excludes 30,000 shares of common stock owned by the Rita and Jerome J. Cohen Foundation, Inc., an entity organized and operated exclusively for charitable purposes (the Cohen Foundation), of which Mr. Cohen is President. Mr. Cohen disclaims beneficial ownership of the shares owned by the Cohen Foundation.

 (5) 230 East Flamingo Road, Las Vegas, Nevada 89109.

 (6) 1125 N. E. 125th Street, Suite 206, North Miami, Florida 33161.

 (7) 1011 High Ridge Road, Stamford, Connecticut 06905. Excludes 3,000 shares owned by a member of Mr. McConnaughy's family, as to which Mr. McConnaughy does not have any investment or voting power, and as to which he disclaims beneficial ownership.

 (8) 1251 Avenue of the Americas, 51st Floor, New York, New York 10020. Excludes 15,000 shares owned by a member of Mr. Ross' family and 250,000 shares owned by Rothschild, Inc., of which Mr. Ross is a Managing Director, over which Mr. Ross does not have any investment or voting power, and as to which he disclaims beneficial ownership.

 (9) 4310 Paradise Road, Las Vegas, Nevada 89109.

(10) 1001 19th Street North, Arlington, VA 22209. Based upon a Schedule 13D dated September 11, 1997 filed jointly with the SEC. Includes 1,204,940 shares of common stock as to which FBR Ashton, Limited Partnership (Ashton) has sole voting and dispositive power, 53,200 shares as to which FBR Opportunity Fund, Ltd. Class A (Opportunity Fund) has sole voting and dispositive power, and 60,000 shares as to which Emanuel J. Friedman has sole voting and dispositive power. Friedman, Billings, Ramsey Investment Management, Inc. (Investment Management) serves as general partner and discretionary investment manager to Ashton; FBR Offshore Management (Offshore Management) serves as discretionary manager to Opportunity Fund. Mr. Friedman serves as portfolio manager for Ashton and Opportunity Fund. Ashton, Opportunity Fund and Mr. Friedman each disclaims beneficial ownership of shares owned by the others. Investment Management, Offshore Management and Mr. Friedman each disclaims beneficial ownership of shares owned by the others.

(11) See Notes (2)-(9).

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

     Certain Arrangements Between the Company and Affiliates of Certain Officers and Directors. Pursuant to the Assignment and Assumption Agreement, dated February 1, 1988 as subsequently amended, the Assignors assigned (Assignment) their PEC Purchase Rights to the Company. As part of the consideration for the Assignment to the Company, the Assignors were entitled to receive from the Company, on a quarterly basis until January 31, 1995, amounts equal in the aggregate to 63% of the "Unrestricted Cash Balances" of PEC. The Assignment and Assumption Agreement defines Unrestricted Cash Balances of PEC as the cash on hand and on deposit of PEC and its subsidiary as of the end of a fiscal quarter that could be used to make a dividend or other payment to the Company without violating the most restrictive loan agreement to which PEC is a party or by which PEC is bound.

     On January 31, 1995, at which point the accrual of payments ceased, the Company owed the Assignors an aggregate of $13.3 million pursuant to the Assignment and Assumption Agreement. Pursuant to an amendment (the Amendment) to the Assignment and Assumption Agreement, dated March 2, 1995, the Assignors agreed to defer payment of the $10 million of Subordinated Debt and to subordinate the payment of such amount to them to the Company's repayment of certain borrowings and the repayment of certain obligations of subsidiaries of the Company, the repayment of which obligations were guaranteed by the Company. In consideration of the payment deferral and subordination described above, Warrants for 1 million shares of common stock at an exercise price of $4.25 per share (the closing market price per share on March 2, 1995) were granted to the Assignors. The Warrants were exercised in August 1997 in a non-cash transaction whereby the Subordinated Debt was reduced by $4.25 million. The Amendment calls for interest to be paid semiannually on the Subordinated Debt at the rate of 10% per annum starting September 1, 1995, and seven equal semiannual payments of $1.4 million plus interest, which commenced March 1, 1997. However, in connection with the reduction of the Subordinated Debt, payments accumulating $4.25 million have been deemed paid and the semiannual payments will resume in March 1999, with a partial payment in September 1998, pursuant to the Third Amendment to the Assignment and Assumption Agreement. The

Subordinated Debt is collateralized by a pledge of PEC's outstanding stock. In addition to the Subordinated Debt, at May 31, 1995, $3.3 million was payable to the Assignors, which amount bore interest at the rate of 10% per year, payable semiannually pursuant to the provisions of the Assignment and Assumption Agreement (Unsubordinated Amount). During fiscal 1997, the Company paid an aggregate of $1.2 million to the Assignors, all of which represented interest. The Unsubordinated Amount was paid in full in January 1997.

     In April 1995, PEC entered into an arrangement with HFS, of which Mr. Nederlander became a director in July 1995. See "Business -- Preferred Equities Corporation -- Timeshare Properties and Sales."

     Transactions with MMC. The Company formed MMC in June 1992 as a wholly-owned subsidiary and operated MMC as such until November 1996. MMC is a specialized consumer finance company that originates, purchases, sells, securitizes and services consumer loans consisting primarily of conventional uninsured home improvement and debt consolidation loans which are generally secured by liens on residential property.

     In November 1996, MMC consummated the IPO and as a result, the Company's ownership of MMC was reduced to approximately 81.3% of the outstanding common stock. On September 2, 1997, Mego Financial distributed all of its 10 million shares of MMC's common stock to Mego Financial's shareholders in the Spin-off. To fund MMC's past operations and growth and in conjunction with filing consolidated income tax returns, MMC incurred debt to the Company and its subsidiary, PEC. The amount of intercompany debt was $10.1 million at August 31, 1997 and $12.8 million at August 31, 1996 of which $3.4 million was paid in October 1997 together with $500,000 advanced by the Company to MMC in September 1997. Prior to the IPO, the Company had guaranteed MMC's obligations under MMC's credit agreements and an office lease. The guarantees of MMC's credit agreements were released upon consummation of the IPO. MMC did not pay any compensation to the Company for such guarantees.

     On August 29, 1997, MMC and the Company entered into an agreement (the Payment Agreement) with respect to MMC's repayment after the Spin-off of (i) a portion of the debt owed by MMC to the Company as of May 31, 1997 aggregating approximately $3.4 million (the May Amounts) and (ii) debt owed by MMC to the Company as of August 31, 1997 in addition to the May Amounts (the Excess Amounts). The May Amounts consist of a portion of the debt owed by MMC to the Company as of May 31, 1997 in respect of funds advanced by the Company to MMC through such date, the portion of the Warrant Value (as hereinafter defined) amortized through such date and amounts owed under the tax allocation and indemnification agreement between the Company and MMC as of such date. The Excess Amounts consist of funds advanced by the Company to MMC during the period commencing June 1, 1997 and ended August 31, 1997 (the Excess Period), the portion of the Warrant Value amortized during the Excess Period and amounts accrued under the tax allocation and indemnification agreement during the Excess Period. Warrants valued at $3 million (Warrant Value) were issued by the Company to a financial institution in connection with MMC's agreement with that financial institution to purchase up to $2 billion of loans from MMC. Pursuant to the Payment Agreement, MMC agreed to repay the May Amounts upon the earlier to occur of (i) the first consummation after the date of the agreement of a public or private debt or equity transaction by MMC of at least $25 million in amount or (ii) August 31, 1998. MMC repaid the May Amounts plus $500,000 advanced by Mego Financial in September 1997 with a portion of the net proceeds of a private placement of MMC's subordinated notes in October 1997. MMC has further agreed to repay the Excess Amounts upon the earlier to occur of (i) the second consummation after the date of the agreement of a public or private debt or equity transaction by MMC of at least $25 million in amount or (ii) August 31, 1998. The amount of the amortization of the Warrant Value for each of the months of September, October, November and December 1997 will be payable January 31, 1998. Commencing in January 1998, the unpaid balance of the Warrant Value will continue to be amortized on a monthly basis and the amount of such amortization will be due and payable within 30 days from the end of each fiscal quarter.

     Under the Payment Agreement, the Company may, but is not obligated to, make advances to PEC on behalf of MMC. Advances, if any, by the Company on behalf of MMC to PEC will be due and payable within 30 days after the close of the month in which such advance was made. Under the Payment Agreement, any amount owed by MMC to the Company that is not paid when due will bear interest from such due date until paid at the rate of 10% per annum It is not anticipated that the Company will provide funds to MMC or guarantee MMC's indebtedness in the future, although it may do so. MMC also has agreements with PEC for the provision of management services and loan servicing.

     Tax Sharing and Indemnity Agreement. For taxable periods up to the date of the Spin-off, the results of operations of MMC are includable in the income tax returns filed by the Company's affiliated group for federal income tax purposes. Following the Spin-off, MMC will remain liable for any amounts payable to the Company pursuant to the tax sharing agreements in effect prior to the date of the Spin-off. From and after the date of the Spin-off, MMC no longer will file consolidated returns with the Company's affiliated group but will file separate consolidated returns with its subsidiaries. PEC is under the same tax sharing arrangement as MMC was prior to the IPO.

     Management Services Provided by PEC to MMC. MMC and PEC were parties to a management services arrangement (the Management Arrangement) pursuant to which certain executive, accounting, legal, management information, data processing, human resources, advertising and promotional personnel of PEC provided services to MMC on an as needed basis. For the years ended August 31, 1997, 1996 and 1995, approximately $967,000, $671,000 and $690,000, respectively, of the salaries and expenses of certain employees of PEC were attributable to and paid by MMC in connection with services rendered by such employees to MMC. In addition, during the years ended August 31, 1997, 1996 and 1995, MMC paid PEC for developing certain computer programming, incurring costs of $0, $56,000 and $36,000, respectively.

     MMC has entered into a formal management services agreement with PEC, effective as of September 1, 1996, pursuant to which PEC has agreed to provide the following services to MMC for an aggregate annual fee of approximately $967,000 payable monthly: strategic planning, management and tax, accounting and finance, legal, management information systems, insurance management, human resources, and purchasing.

     Servicing Agreement between PEC and MMC. Prior to September 1, 1996, MMC had an arrangement with PEC pursuant to which it paid annual servicing fees at an annual rate of 50 basis points on the principal balance of loans serviced. For the years ended August 31, 1997, 1996 and 1995, MMC paid servicing fees to PEC of approximately $1.9 million, $709,000 and $232,000, respectively. MMC has entered into a servicing agreement with PEC (the Servicing Agreement), providing for the payment of servicing fees at an annual rate of 50 basis points on the principal balance of loans serviced per year. The Servicing Agreement was modified effective September 1, 1997, to provide for the payment of servicing fees at an annual rate of 40 basis points on the principal balance of loans serviced per year, reducing to 35 basis points per year on the later to occur of
(i) January 1, 1998 or (ii) the first day of the month following the month in which MMC's loan portfolio serviced by PEC equals or exceeds $1 billion. For the years ended August 31, 1997, 1996 and 1995, MMC incurred interest expense in the amount of $16,000, $29,000 and $85,000, respectively, related to fees payable to PEC for these services. The interest rates were based on PEC's average cost of funds and equaled 10.48% in 1997, 10.68% in 1996 and 11.8% in 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) Certain documents filed as part of Form 10-K. See Item 8 above for a list of financial statements included as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K. A current report on Form 8-K was filed on September 17, 1997. Such report related to the Spin-off transaction on September 2, 1997.

     (c) Exhibits.

      EXHIBIT
      NUMBER                                       DESCRIPTION
    -----------     -------------------------------------------------------------------------
     2.1(1)         Disclosure Statement dated October 3, 1983, together with Schedules A through G and Debtors' Plan, filed as Exhibit (2) to Mego International
                    (a predecessor of the Company) Form 10-K for the year ended February 28,
                    1983, and incorporated herein by reference.
     2.2(8)         Articles of Merger of Vacation Spa Resorts, Inc. with and into Preferred
                    Equities Corporation dated March 10, 1993, Agreement and Plan of Merger dated as of July 24, 1992, among Preferred Equities Corporation and
                    Vacation Spa Resorts, Inc., Amendment to Agreement and Plan of Merger
                    dated July 14, 1992, and Amendment to Agreement and Plan of Merger dated
                    December 7, 1992.
     3.1(a)(1)      Certificate of Incorporation of the Company, as amended, filed as Exhibit
                    3.1 to the Company's Form 10-K for the fiscal year ended August 31, 1987 and incorporated herein by reference.
     3.1(b)(5)      Certificate of Amendment of the Certificate of Incorporation of the
                    Company, dated June 19, 1992.
     3.1(c)(8)      Certificate of Amendment of the Certificate of Incorporation of the
                    Company, dated August 26, 1993.
     3.2(1)         By-laws of the Company, as amended.
     3.3(10)        Mego Mortgage Corporation Amended and Restated Certificate of
                    Incorporation of Mego Mortgage Corporation.
     3.4(10)        Mego Mortgage Corporation By-laws of Mego Mortgage Corporation, as amended.
     4.1(10)        Mego Mortgage Corporation Specimen Common Stock Certificate.
    10.4(a)(1)      Stock Purchase Agreement dated October 25, 1987 by and among the Company, and Robert Nederlander, Jerome J. Cohen, Don A. Mayerson, Herbert Hirsch
                    and Growth Realty Inc. ("GRI") (collectively, the "Purchasers") filed as
                    Exhibit A to a Schedule 13D dated October 25, 1987, filed by Jerome J.
                    Cohen, et al., and incorporated herein by reference.
    10.4(b)(1)      Letter dated January 7, 1988 from the Purchasers of the Company, updating representations made by the Company, in the Stock Purchase Agreement
                    (Exhibit 10.5(a)) filed as Exhibit 10.2 to a Current Report on Form 8-K of the Company, dated January 7, 1988, and incorporated herein by reference.
    10.5(a)(1)      Assignment Agreement dated October 25, 1987 by and among Comay Corp.
                    ("Comay"), GRI, RER Corp. ("RER") (as successor in interest to RRE Corp.)
                    and H&H Financial, Inc. ("H&H") (collectively the "Assignors") and the
                    Company, with respect to shares of Common Stock of Preferred Equities
                    Corporation ("PEC"), filed as Exhibit B to a Schedule 13D dated October
                    25, 1987 filed by Jerome J. Cohen, et al., and incorporated herein by reference.

      EXHIBIT
      NUMBER                                       DESCRIPTION
    -----------     -------------------------------------------------------------------------
    10.5(b)(1)      Assignment and Assumption Agreement dated February 1, 1988 by and among the Assignors and the Company filed as Exhibit 10.2 to a Current Report of Form 8-K of the Company, dated February 1, 1988 and incorporated herein by reference.
    10.5(c)(1)      Amendment to Exhibit 10.6(b) dated as of July 29, 1988 filed as Exhibit
                    10.3 to a Current Report on Form 8-K of the Company, dated August 1, 1988 and incorporated herein by reference.
    10.6(a)(1)      Stock Purchase and Redemption Agreement dated as of October 6, 1987 by and among PEC, Comay, GRI, RRE Corp., H&H, Linda Sterling and the 1971
                    Rosen Family Stock Trust filed as Exhibit C to a Schedule 13D dated
                    October 25, 1987 filed by Jerome J. Cohen, et al., and incorporated herein by reference.
    10.6(b)(1)      Amendment dated as of October 25, 1987 of Exhibit 10.7(a) filed as
                    Exhibit 10.3(b) to a Current Report on Form 8-K of the Company dated
                    February 1, 1988, and incorporated herein by reference.
    10.7(1)         Loan and Security Agreement dated February 1, 1988 by and between the
                    Company and Greyhound Real Estate Finance Company filed as Exhibit 10.7 to a Current Report on Form 8-K of the Company dated February 1, 1988 and incorporated herein by reference.
    10.8(1)         Pledge and Security Agreement dated February 1, 1988 by and among the
                    Company and Comay, GRI, REF, H&H and PEC regarding the pledge of PEC stock pursuant to the Assignment Agreement and the Assignment and
                    Assumption Agreement (Exhibits 10.6(a) and (b)) filed as Exhibit 10.8 to the Form 8 Amendment dated April 18, 1988 to a Current Report on Form 8-K of the Company dated February 1, 1988 and incorporated herein by reference.
    10.9(1)         Purchase Agreement dated June 30, 1988 by and among Preferred Equities
                    Corporation ("PEC"), Southern Colorado Properties, Inc., Colorado Land
                    and Grazing Company and The Oxford Finance Companies, Inc. filed as
                    Exhibit 10.1 to a Quarterly Report of the Company on Form 10-Q for the
                    quarter ended May 31,1988 and incorporated herein by reference.
    10.10(2)        Amendment to Exhibit 10.5(b), dated July 29, 1988.
    10.11(3)        Amended and Restated Loan and Security Agreement between Greyhound Real
                    Estate Finance Company and Vacation Spa Resorts, Inc., dated May 10, 1989 and Amended and Restated Promissory Note and Guarantee and Subordination
                    Agreement.
    10.12(3)        Amendment No. 2 to Loan and Security Agreement between Greyhound Real
                    Estate Finance Company and Vacation Spa Resorts, Inc., dated April 16,
                    1990 and Amendment No. 2 to Promissory Note and Guarantee and
                    Subordination Agreement.
    10.13(3)        Purchase Agreement dated 24th day of September, 1990 by and among
                    Brigantine Inn, Ltd., Brigantine Preferred Properties, Inc. and Preferred
                    Equities Corporation.
    10.14(3)        Purchase Agreement dated 24th day of September, 1990 by and among
                    Brigantine Villas, L.P., Brigantine Preferred Properties, Inc., and
                    Preferred Equities Corporation.
    10.15(4)        Amendment No. 3 to Loan and Security Agreement between Greyhound Real
                    Estate Finance Company and Preferred Equities Corporation, dated May 31,
                    1991 and Amendment No. 2 to Promissory Note.
    10.16(4)        Amendment No. 3 to Loan and Security Agreement between Greyhound Real
                    Estate Finance Company and Vacation Spa Resorts, Inc., dated May 31, 1991 and Amendment No. 2 to Promissory Note.

      EXHIBIT
      NUMBER                                       DESCRIPTION
    -----------     -------------------------------------------------------------------------
    10.17(4)        Loan and Security Agreement between Dorfinco Corporation and Preferred
                    Equities Corporation, dated July 31, 1991 and related Promissory Note dated August 9, 1991.
    10.18(4)        Forbearance and Assumption Agreement, Guarantee and Second Amendment to
                    Loan and Security Agreement between Chemical Bank of New Jersey,
                    Brigantine Villas, L.P. and Brigantine Preferred Properties, Inc., dated
                    June 12, 1991, Amended and Restated Promissory Note dated June 18, 1991, and Second Amendment to Mortgage dated June 18, 1991.
    10.19(5)        Stock Purchase Agreement dated August 13, 1992 between the Company and
                    PEC.
    10.20(5)        Amendment No. 4 to Amended and Restated Loan and Security Agreement
                    between Greyhound Real Estate Finance Company and Preferred Equities
                    Corporation, dated January 13, 1992, and Amendment No. 3 to Amended and
                    Restated Promissory Note.
    10.21(5)        Agreement to Wholesale Financing and related Promissory Note between ITT
                    Commercial Finance Corp. and Calvada Homes, Inc., dated January 17, 1992.
    10.22(5)        Purchase and Sale Agreement between Golden West Homes and Calvada Homes,
                    Inc., dated February 26, 1992.
    10.23(5)        Standard Form of Agreement between Owner and Contractor between Calvada
                    Homes, Inc. and Emfad Enterprises, Inc., dated March 23, 1992.
    10.24(5)        Loan Modification and Extension Agreement between Valley Bank of Nevada and Preferred Equities Corporation dated January 30, 1992.
    10.25(5)        Amendment No. 2 to Amended and Restated Loan Agreement between Valley
                    Bank of Nevada and Vacation Spa Resorts, Inc., dated February 20, 1992, and related Promissory Note dated February 20, 1992.
    10.26(6)        Purchase and Servicing Agreement dated as of October 15, 1992 among
                    Vacation Spa Resorts, Inc. and Preferred Equities Corporation as Sellers,
                    Preferred Equities Corporation as Servicer, and NBD Bank, N.A. as
                    Purchaser.
    10.27(6)        Guaranty Agreement as of October 15, 1992 made by Vacation Spa Resorts,
                    Inc., Preferred Equities Corporation, and the Company in favor of NBD
                    Bank, N.A.
    10.28(6)        Letter from Greyhound Financial Corporation dated December 4, 1992 extending the borrowing term of the Amended and Restated Loan and
                    Security Agreement dated May 10, 1992, between Greyhound Real Estate
                    Finance Company and Preferred Equities Corporation and Loan and Security
                    Agreement dated March 30, 1989, between Greyhound Real Estate Finance
                    Company and Vacation Spa Resorts, Inc., to December 31, 1992.
    10.29(7)        Asset Sale Agreement dated December 22, 1992, by and between Brigantine
                    Preferred Properties, Inc. as Seller, and The Oxford Finance Companies as
                    Buyer.
    10.30(7)        Amendment No. 5 to Amended and Restated Loan and Security Agreement
                    between Greyhound Real Estate Finance Company and Preferred Equities
                    Corporation, dated February 23, 1993, Amendment No. 4 to Loan and
                    Security Agreement between Greyhound Real Estate Finance Company and
                    Vacation Spa Resorts, Inc., dated February 23, 1993.
    10.31(7)        First Amendment to Stock Purchase Agreement dated March 10, 1993, by and between the Company and Preferred Equities Corporation.
    10.32.(7)       Amendment No. 6 to Amended and Restated Loan and Security Agreement
                    between Greyhound Real Estate Finance Company and Preferred Equities
                    Corporation, dated June 28, 1993, and three(3) related Promissory Notes, relating to the Grand Flamingo Winnick, Grand Flamingo Fountains, and
                    Preferred Equities Corporation corporate offices.

      EXHIBIT
      NUMBER                                       DESCRIPTION
    -----------     -------------------------------------------------------------------------
    10.33(7)        Second Amendment to Loan and Security Agreement dated June 30, 1993, between Dorfinco Corp. and Preferred Equities Corporation, and First
                    Amendment to Promissory Note.
    10.34(7)        Agreement for Sale of Notes Receivable arising from Timeshares sales dated August 3, 1993, by and between Brigantine Properties, Inc. as
                    Seller, and The Oxford Finance Companies as Buyer.
    10.35(7)        Purchase and Sale Agreement dated August 30, 1993, between Preferred
                    Equities Corporation as Developer, and Marine Midland Bank, N.A., and
                    Wellington Financial Corp.
    10.36(7)        Purchase Agreement dated August 31, 1993, between Mego Financial Corp. as
                    Seller, and Legg Mason Special Investment Trust as Buyer, for the
                    purchase of 300,000 shares of the Company's Preferred Stock.
    10.37(8)        Amended and Restated Loan Agreement between Bank of America Nevada and
                    Preferred Equities Corporation, dated September 10, 1993.
    10.38(8)        Agreement for Line of Credit and Commercial Promissory Note between Mego
                    Mortgage Corporation and First National Bank of Boston, dated January 4,
                    1994.
    10.39(8)        Amendment No. 7 to Amended and Restated Loan and Security Agreement
                    between Greyhound Real Estate Finance Company and Preferred Equities
                    Corporation, dated January 24, 1994.
    10.40(8)        Agreement between Mego Mortgage Corporation and Hamilton Consulting,
                    Inc., dated January 31, 1994.
    10.41(8)        Loan Purchase and Sale Agreement dated March 22, 1994, between Mego
                    Mortgage Corporation as Buyer, and Southwest Beneficial Finance, Inc. as
                    Seller.
    10.42(8)        Amendment No. 8 to Amended and Restated Loan and Security Agreement
                    between Greyhound Real Estate Finance Company and Preferred Equities
                    Corporation, dated April 15, 1994.
    10.43(8)        Purchase and Servicing Agreement dated as of June 1, 1994, between
                    Preferred Equities Corporation as Seller and Servicer, and NBD Bank, N.A.
                    as Purchaser.
    10.44(8)        Purchase and Servicing Agreement dated as of July 6, 1994, between
                    Preferred Equities Corporation as Seller, and First National Bank of
                    Boston as Purchaser.
    10.45(8)        Amendment No. 9 to Amended and Restated Loan and Security Agreement
                    between Greyhound Real Estate Finance Company and Preferred Equities
                    Corporation, dated August 31, 1994, and Amendment No. 4 to Amended and
                    Restated Promissory Note dated August 31, 1994, Amendment No. 6 to Loan and Security Agreement between Greyhound Real Estate Finance Company and
                    Preferred Equities Corporation dated August 31, 1994, and Amendment No. 4 to Promissory Note dated August 31, 1994, between Preferred Equities
                    Corporation as successor-in-interest to Vacation Spa Resorts, Inc., and
                    Greyhound Financial Corporation.
    10.46(8)        Master Loan Purchase and Servicing Agreement dated as of August 26, 1994, between Mego Mortgage Corporation as Seller, and First National Bank of
                    Boston, as Purchaser.
    10.47(9)        Third Amendment to Loan and Security Agreement and Assumption Agreement
                    dated August 23, 1994, by and between Preferred Equities Corporation,
                    Colorado Land and Grazing Corp. and Dorfinco Corporation.
    10.48(9)        General Loan and Security Agreement dated October 5, 1994, between
                    Steamboat Suites, Inc. and Textron Financial Corporation.

      EXHIBIT
      NUMBER                                       DESCRIPTION
    -----------     -------------------------------------------------------------------------
    10.49(9)        Purchase and Servicing Agreement, Second Closing, dated November 29,
                    1994, between Preferred Equities Corporation and NBD Bank, N.A.
    10.50(9)        Form of Agreement with respect to the Company's "Split-Dollar" Life
                    Insurance Plan, including Form of Assignment of Limited Interest in Life
                    Insurance as Collateral Security.
    10.51(9)        Construction Loan Agreement dated January 20, 1995, by and between
                    Preferred Equities Corporation and NBD Bank.
    10.52(9)        Amendment No. 10 to Amended and Restated Loan and Security Agreement
                    dated January 26, 1995, by and between Greyhound Financial Corporation and Preferred Equities Corporation.
    10.53(9)        Loan Agreement re: Calvada Golf Course dated January 31, 1995, by and among The First National Bank of Boston and Preferred Equities
                    Corporation.
    10.54(9)        Second Amendment to Assignment and Assumption Agreement dated March 2,
                    1995, by and between RER Corp., Comay Corp., Growth Realty, Inc. and H&H
                    Financial, Inc. and Mego Financial Corp.
    10.55(9)        First Amendment to General Loan and Security Agreement dated February 27,
                    1995, between Steamboat Suites, Inc. and Textron Financial Corporation.
    10.56(9)        Master Loan Purchase and Servicing Agreement dated April 1, 1995, by and between Greenwich Capital Financial Products, Inc. and Mego Mortgage
                    Corporation.
    10.57(9)        Licensing Agreement dated April 18, 1995, by and among Hospitality
                    Franchise Greenwich Capital Financial Products, Inc. and Mego Mortgage
                    Corporation.
    10.58(9)        Purchase and Servicing Agreement, Third Closing, dated May 24, 1995, between NBD Bank, N.A. and Preferred Equities Corporation.
    10.59(9)        Participation and Servicing Agreement dated May 25, 1995, by and between
                    Atlantic Bank, N.A. and Mego Mortgage Corporation.
    10.60(9)        Purchase and Servicing Agreement, dated as of August 31, 1995, between
                    Preferred Equities Corporation, Colorado Land and Grazing Corp. and First
                    National Bank of Boston.
    10.61(9)        Warehousing Credit and Security Agreement, dated as of August 11, 1995, between Mego Mortgage Corporation and First National Bank of Boston.
    10.62(10)       Mego Mortgage Corporation Stock Option Plan
    10.63(10)       Form of Tax Allocation and Indemnity Agreement entered into between Mego
                    Mortgage Corporation and the Company.
    10.64(10)       Loan Program Sub-Servicing Agreement between Mego Mortgage Corporation and Preferred Equities Corporation dated as of September 1, 1996.
    10.65(10)       Servicing Agreement by and among Mego Mortgage FHA Title I Loan Trust
                    1996-1, First Trust of New York, National Association, as Trustee,
                    Norwest Bank Minnesota, N.A. as Master Servicer and the Registrant, as
                    Servicer dated as of March 21, 1996.
    10.66(10)       Loan Purchase Agreement between Financial Asset Securities Corp., as
                    Purchaser, and the Mego Mortgage Corporation, as Seller, dated as of
                    March 21, 1996.
    10.67(11)       Indemnification Agreement among MBIA Insurance Corporation, as Insurer,
                    Mego Mortgage Corporation, as Seller and Greenwich Capital Markets, Inc.
                    as Underwriter, dated as of March 29, 1996.

      EXHIBIT
      NUMBER                                       DESCRIPTION
    -----------     -------------------------------------------------------------------------
    10.68(10)       Pooling and Servicing Agreement, dated as of March 21, 1996, among Mego
                    Mortgage Corporation, Financial Asset Securities Corp., as Depositor,
                    First Trust of New York, National Association, as Trustee and Contract of
                    Insurance Holder and Norwest Bank Minnesota, N.A., as Master Servicer.
    10.69(11)       Insurance Agreement among MBIA Insurance Corporation, as Insurer, Norwest
                    Bank Minnesota, N.A., as Master Servicer, Mego Mortgage Corporation, as
                    Seller, Servicer and Claims Administrator, Financial Asset Securities
                    Corp., as Depositor, Greenwich Capital Financial Products, Inc., and
                    First Trust of New York, National Association, as Trustee and Contract of
                    Insurance Holder, dated as of March 21, 1996.
    10.70(11)       Credit Agreement dated as of June 28, 1996 between Mego Mortgage
                    Corporation and First National Bank of Boston as Agent.
    10.71(10)       Loan Purchase Agreement dated as of August 1, 1996 between Financial
                    Asset Securities Corp., as Purchaser, and Mego Mortgage Corporation, as
                    Seller.
    10.72(10)       Pooling and Servicing Agreement dated as of August 1, 1996 between
                    Financial Asset Securities Corp., as Purchaser, and Mego Mortgage
                    Corporation, as Seller.
    10.73(11)       Amendment No. 1 to Warehousing Credit and Security Agreement dated as of
                    August 9, 1996 between Mego Mortgage Corporation and First National Bank of Boston.
    10.74(10)       Office Lease by and between MassMutual and Mego Mortgage Corporation dated April 1996.
    10.75(11)       Amendment to Master Loan Purchase and Servicing Agreement between
                    Greenwich Capital Financial Products, Inc., and Mego Mortgage Corporation
                    dated February 1, 1996.
    10.76(11)       Amendment No. 2 to Master Loan Purchase and Servicing Agreement between
                    Greenwich Capital Financial Products, Inc., and Mego Mortgage Corporation
                    dated July 1, 1996.
    10.77(10)       Services and Consulting Agreement between Mego Mortgage Corporation and
                    Preferred Equities Corporation dated as of September 1, 1996.
    10.78(11)       Employment Agreement between Mego Mortgage Corporation and Jeffrey S.
                    Moore dated January 1, 1994.
    10.79(11)       Form of Indenture entered into between Mego Mortgage Corporation and the
                    Indenture Trustee.
    10.80(10)       Master Repurchase Agreement dated as of September 4, 1996 between Mego
                    Mortgage Corporation and Greenwich Capital Markets, Inc.
    10.81(10)       Letter agreement dated October 1, 1996 between Mego Mortgage Corporation and Greenwich Capital Markets, Inc.
    10.82(10)       Amended and Restated Master Loan Purchase and Servicing Agreement dated as of October 1, 1996 among Mego Mortgage Corporation, Mego Financial
                    Corp. and Greenwich Capital Markets, Inc.
    10.83(10)       Form of Agreement entered into between Mego Mortgage Corporation and Mego
                    Financial Corp.
    10.84(10)       Commitment letter between Mego Mortgage Corporation and Greenwich Capital
                    Markets, Inc. dated September 17, 1996.
    10.85(12)       Amendment No. 11 to Amended and Restated Loan and Security Agreement
                    dated September 22, 1995, by and between Finova Capital Corporation and
                    Preferred Equities Corporation and related Promissory Note relating to
                    Aloha Bay Phase II.

      EXHIBIT
      NUMBER                                       DESCRIPTION
    -----------     -------------------------------------------------------------------------
    10.86(12)       Amendment No. 12 to Amended and Restated Loan and Security Agreement
                    dated September 29, 1995, by and between Finova Capital Corporation and
                    Preferred Equities Corporation and Amended and Restated Promissory Note
                    relating to Corporate Office Building.
    10.87(12)       Fourth Amendment to Loan and Security Agreement and Assumption Agreement
                    dated September 30, 1995, by and between Preferred Equities Corporation,
                    Colorado Land and Grazing Corp., Mego Financial Corp. and Dorfinco
                    Corporation.
    10.88(12)       Request for Receivables Purchase dated November 16, 1995, by and between
                    Preferred Equities Corporation as Seller and NBD Bank as Purchaser.
    10.89(12)       Second Amendment to General Loan and Security Agreement dated November
                    30, 1995, by and between Steamboat Suites, Inc. and Textron Financial
                    Corporation and Restated and Amended Receivables Promissory Note.
    10.90(12)       Amendment No. 13 to Amended and Restated Loan and Security Agreement
                    dated December 13, 1995, by and between Finova Capital Corporation and
                    Preferred Equities Corporation and three (3) related Promissory Notes, relating to the Grand Flamingo Towers Lobby, Ida and Winnick Building
                    Additions.
    10.91(12)       Purchase and Sale Agreement dated December 29, 1995, by and between
                    Overlook Lodge Limited Liability Company as Seller and Preferred Equities
                    Corporation as Purchaser.
    10.92(12)       Second Amendment to Purchase and Sale Agreement dated February 8, 1996, as previously amended by an Amendment to Purchase and Sale Agreement dated May 10, 1994, between Preferred Equities Corporation, Marine
                    Midland Bank, and Wellington Financial Corp.
    10.93(12)       Acquisition and Construction Loan Agreement dated March 29, 1996, by and between Heller Financial, Inc. and Preferred Equities Corporation and
                    three (3) related Promissory Notes; Acquisition Promissory Note,
                    Revolving Renovation Promissory Note, and Receivables Promissory Note.
    10.94(12)       Construction Loan Agreement dated April 30, 1996, by and between
                    Preferred Equities Corporation and NBD Bank and related Promissory Note.
    10.95(12)       Amendment No. 14 to Amended and Restated Loan and Security Agreement
                    dated June 5, 1996, by and between Finova Capital Corporation and
                    Preferred Equities Corporation and Second Amended and Restated Promissory
                    Note, relating to Headquarters and FCFC Property.
    10.96(12)       Amendment No. 15 to Amended and Restated Loan and Security Agreement
                    dated August 16, 1996, by and between Finova Capital Corporation and
                    Preferred Equities Corporation; Amendment No. 7 to Loan and Security
                    Agreement; Amendment No. 5 to Amended and Restated Promissory Note;
                    Amendment No. 5 to Promissory Note; Amendment No. 1 to Promissory Note
                    [Towers Lobby].
    10.97(12)       Request for Receivables Purchase dated July 30, 1996, by and between
                    Preferred Equities Corporation as Seller and NBD Bank as Purchaser.
    10.98(12)       Preferred Stock redemption agreement by and between Mego Financial Corp.
                    and Legg Mason Special Investment Trust, Inc.
    10.99(12)       Amendment to Common Stock Purchase Warrant issued by Mego Financial Corp.
                    to Legg Mason Special Investment Trust, Inc.

      EXHIBIT
      NUMBER                                       DESCRIPTION
    -----------     -------------------------------------------------------------------------
    10.100(14)      Third Amendment to General Loan and Security Agreement dated November 29,
                    1996 between Steamboat Suites, Inc. as Debtor and Textron Financial
                    Corporation as Lender and the related Restated and Amended Receivables
                    Promissory Note dated November 30, 1996 effective October 6, 1994.
    10.101(14)      Fifth Amendment to Loan and Security Agreement dated November 29, 1996 by and among Preferred Equities Corporation and Colorado Land and Grazing
                    Corp. as Borrower; Mego Financial Corp. as Guarantor; and Dorfinco
                    Corporation as Lender and the related Fourth Amendment to Promissory Note dated November 29, 1996.
    10.102(14)      Acquisition and Renovation Loan Agreement dated August 6, 1996 between
                    Heller Financial, Inc. as Lender and Preferred Equities Corporation as
                    Borrower; and Interval Receivables Loan and Security Agreement dated
                    August 6, 1996 by and among Heller Financial, Inc. as Lender and
                    Preferred Equities Corporation as Borrower and Mego Financial Corp. as
                    Guarantor, and the three related Promissory Notes.
    10.103(15)      Subdivision Improvement Agreement dated March 7, 1995 between Preferred
                    Equities Corporation and the Board of County Commissioners of the County
                    of Nye, State of Nevada.
    10.104(15)      Subdivision Improvement Agreement dated February 20, 1996 between
                    Preferred Equities Corporation and the Board of County Commissioners of
                    the County of Nye, State of Nevada.
    10.105(15)      Subdivision Improvement Agreement dated February 20, 1996 between
                    Preferred Equities Corporation and the Board of County Commissioners of
                    the County of Nye, State of Nevada.
    10.106(15)      Subdivision Improvement Agreement dated December 17, 1996 between
                    Preferred Equities Corporation and the Board of County Commissioners of
                    the County of Nye, State of Nevada.
    10.107(15)      Subdivision Improvement Agreement dated December 17, 1996 between
                    Preferred Equities Corporation and the Board of County Commissioners of
                    the County of Nye, State of Nevada.
    10.108(15)      Subdivision Improvement Agreement dated December 17, 1996 between
                    Preferred Equities Corporation and the Board of County Commissioners of
                    the County of Nye, State of Nevada.
    10.109(15)      Subdivision Improvement Agreement dated December 17, 1996 between
                    Preferred Equities Corporation and the Board of County Commissioners of
                    the County of Nye, State of Nevada
    10.110(15)      Subdivision Improvement Agreement dated December 17, 1996 between
                    Preferred Equities Corporation and the Board of County Commissioners of
                    the County of Nye, State of Nevada
    10.111(15)      Employment Agreement between Mego Financial Corp. and Irving J. Steinberg dated August 1, 1996.
    10.112(16)      Employment Agreement between Jerome C. Cohen and Mego Financial Corp.
                    dated September 1, 1996.
    10.113(16)      Purchase and Servicing Agreement between Preferred Equities Corporation as Seller and BankBoston, N.A. as Purchaser dated May 30, 1997.
    10.114(16)      Second Amended and Restated and Consolidated Loan and Security Agreement
                    between Preferred Equities Corporation as Borrower and FINOVA Capital
                    Corporation as lender, dated May 15, 1997.

      EXHIBIT
      NUMBER                                       DESCRIPTION
    -----------     -------------------------------------------------------------------------
    10.115(16)      Form of Owners Association Agreement between Resort Condominiums
                    International, Inc. and Homeowners Associations with schedule listing the associations.
    10.116(16)      Loan Purchase Agreement dated as of November 1, 1996 between Financial
                    Asset Securities Corp. and Mego Mortgage Corporation.
    10.117(16)      Pooling and Servicing Agreement dated as of November 1, 1996 among
                    Financial Asset Securities Corp., Mego Mortgage Corporation, Norwest Bank
                    Minnesota, N.A. and First Trust of New York, National Association.
    10.118(16)      Home Loan Purchase Agreement dated as of March 1, 1997 between Financial
                    Asset Securities Corp. and Mego Mortgage Corporation.
    10.119(16)      Sale and Servicing Agreement dated as of March 1, 1997 among Mego
                    Mortgage Home Loan Owner Trust 1997-1, Financial Asset Securities Corp.,
                    Mego Mortgage Corporation, Norwest Bank Minnesota, N.A. and First Trust
                    of New York, National Association.
    10.120(16)      Trust Agreement dated as of March 1, 1997 among Financial Asset
                    Securities Corp., Mego Mortgage Corporation, Wilmington Trust Company and
                    First Trust of New York, National Association.
    10.121(16)      Home Loan Purchase Agreement dated as of May 1, 1997 between Financial
                    Asset Securities Corp. and Mego Mortgage Corporation.
    10.122(16)      Sale and Servicing Agreement dated as of May 1, 1997 among Mego Mortgage
                    Home Loan Owner Trust 1997-2, Financial Asset Securities Corp., Mego
                    Mortgage Corporation, Norwest Bank Minnesota N.A. and First Trust of New
                    York, National Association.
    10.123(16)      Trust Agreement dated as of May 1, 1997 among Financial Asset Securities
                    Corp., Mego Mortgage Corporation, Wilmington Trust Company and First
                    Trust of New York, National Association.
    10.124(16)      Home Loan Purchase Agreement dated as of June 14, 1997 between Financial
                    Asset Securities Corp. and Mego Mortgage Corporation.
    10.125(16)      Sale and Servicing Agreement dated as of June 14, 1997 among Mego
                    Mortgage Home Loan Owner Trust 1997-3, Financial Asset Securities Corp.,
                    Mego Mortgage Corporation, Norwest Bank Minnesota N.A. and First Trust of
                    New York, National Association.
    10.126(16)      Trust Agreement dated as of June 14, 1997 among Financial Asset
                    Securities Corp., Mego Mortgage Corporation, Wilmington Trust Company and
                    First Bank National Association.
    10.127(13)      Agreement between Mego Financial Corp. and Mego Mortgage Corporation dated August 29, 1997.
    10.128          Sub-Servicing Agreement dated September 1, 1996, as amended September 2,
                    1997, between Mego Financial Corp., Mego Mortgage Corporation and
                    Preferred Equities Corporation.
    10.129          Third Amendment to Assignment and Assumption Agreement by and between RER
                    Corp., Comay Corp., Growth Realty, Inc. and H&H Financial, Inc. and Mego
                    Financial Corp. dated August 20, 1997.
    10.130          Loan and Security Agreement between Litchfield Financial Corporation and
                    Preferred Equities Corporation dated July 30, 1997.
    10.131          Employment Agreement between Stuart Harelik and Mego Financial Corp.
                    dated October 9, 1996.

      EXHIBIT
      NUMBER                                       DESCRIPTION
    -----------     -------------------------------------------------------------------------
    10.132          Employment Agreement between Jon A. Joseph and Mego Financial Corp. dated
                    August 31, 1997.
    27.1            Financial Data Schedule (for SEC use only).

---------------

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

(12) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1996 and incorporated herein by reference.

(13) Filed as part of Mego Mortgage Corporation's Form 10-K for fiscal year ended August 31, 1997 and incorporated herein by reference.

(14) Filed as part of the Company's Form 10-Q for the quarter ended November 30, 1996 and incorporated herein by reference.

(15) Filed as part of the Company's Form 10-Q for the quarter ended February 28, 1997 and incorporated herein by reference.

(16) Filed as part of the Company's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

     (d) Financial Statement schedules required by Regulation S-X. No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEGO FINANCIAL CORP.

Date: November 26, 1997                   By: /s/ Jerome J. Cohen
                                            ------------------------------------
                                            Jerome J. Cohen, President and
                                              Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date(s) indicated.

            SIGNATURE                               TITLE                          DATE
----------------------------------    ----------------------------------    ------------------

/s/ Robert Nederlander                Chairman of the Board, Chief           November 26, 1997
----------------------------------    Executive Officer and Director
Robert Nederlander

/s/ Jerome J. Cohen                   President and Director                 November 26, 1997
----------------------------------
Jerome J. Cohen

/s/ Herbert B. Hirsch                 Senior Vice President, Chief           November 26, 1997
----------------------------------    Financial Officer, Treasurer and
Herbert B. Hirsch                     Director

/s/ Eugene I. Schuster                Vice President and Director            November 26, 1997
----------------------------------
Eugene I. Schuster

/s/ Charles G. Baltuskonis            Vice President and Chief               November 26, 1997
----------------------------------    Accounting Officer
Charles G. Baltuskonis

/s/ Wilbur L. Ross, Jr.               Director                               November 26, 1997
----------------------------------
Wilbur L. Ross, Jr.

/s/ John E. McConnaughy, Jr.          Director                               November 26, 1997
----------------------------------
John E. McConnaughy, Jr.

                      MEGO FINANCIAL CORP. AND SUBSIDARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     PAGE NO.
                                                                                     --------
Independent Auditors' Report.......................................................     F-2
Financial Statements:
Consolidated Statements of Financial Condition at August 31, 1997 and 1996.........     F-3
Consolidated Statements of Operations -- Years Ended August 31, 1997, 1996 and
  1995.............................................................................     F-4
Consolidated Statements of Stockholders' Equity -- Years Ended August 31, 1997,
  1996 and 1995....................................................................     F-6
Consolidated Statements of Cash Flows -- Years Ended August 31, 1997, 1996 and
  1995.............................................................................     F-7
Notes to Consolidated Financial Statements.........................................     F-9

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Mego Financial Corp. and Subsidiaries
Las Vegas, Nevada

     We have audited the accompanying consolidated statements of financial condition of Mego Financial Corp. and its subsidiaries (the "Company") as of August 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mego Financial Corp. and its subsidiaries at August 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Diego, California
November 6, 1997

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (thousands of dollars, except per share amounts)

                                                                              AUGUST 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
ASSETS
Cash and cash equivalents..............................................  $ 10,376     $  2,742
Restricted cash........................................................     2,049        2,183
Notes receivable, net of allowance for cancellations and discounts of
  $11,341 and $11,964 at August 31, 1997 and 1996, respectively........    34,274       40,610
Interest only receivables, at fair value...............................     3,296        2,147
Timeshare interests held for sale......................................    35,088       33,691
Land and improvements inventory........................................     2,206        2,185
Other investments......................................................     2,149        1,972
Property and equipment, net of accumulated depreciation of $15,292 and
  $13,271 at August 31, 1997 and 1996, respectively....................    24,220       19,397
Deferred selling costs.................................................     3,153        2,901
Prepaid debt expenses..................................................     1,286          787
Other assets...........................................................     6,930        6,376
Net assets of discontinued operations..................................    53,276       30,514
                                                                         --------     --------
          TOTAL ASSETS.................................................  $178,303     $145,505
                                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

  Notes and contracts payable..........................................  $ 65,569     $ 70,252
  Accounts payable and accrued liabilities.............................    17,202       15,596
  Payable to assignors.................................................        --        2,579
  Reserve for notes receivable sold with recourse......................     8,703        8,412
  Deposits.............................................................     2,983        2,971
  Negative goodwill....................................................        53           82
  Income taxes payable.................................................     6,235       10,071
                                                                         --------     --------
          Total liabilities before subordinated debt...................   100,745      109,963
                                                                         --------     --------
Subordinated debt......................................................     4,321        9,691
                                                                         --------     --------
Redeemable preferred stock, Series A, 12% cumulative preferred stock,
  $.01 par value, $10 redemption value, 0 shares issued and outstanding
  at August 31, 1997 and 1996..........................................        --           --
                                                                         --------     --------
Stockholders' equity:
  Preferred stock, $.01 par value (authorized -- 5,000,000 shares).....        --           --
  Common stock, $.01 par value (authorized -- 50,000,000 shares; issued and outstanding -- 21,009,506 and 18,433,121 at August 31, 1997
     and 1996, respectively)...........................................       210          184
  Additional paid-in capital...........................................    34,524        6,504
  Retained earnings....................................................    38,503       19,163
                                                                         --------     --------
          Total stockholders' equity...................................    73,237       25,851
                                                                         --------     --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................  $178,303     $145,505
                                                                         ========     ========

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)

                                                                        FOR THE YEARS ENDED AUGUST 31,
                                                                   ----------------------------------------
                                                                      1997           1996           1995
                                                                   ----------     ----------     ----------
REVENUES OF CONTINUING OPERATIONS
  Timeshare interest sales, net................................... $   32,253     $   27,778     $   20,682
  Land sales, net.................................................     16,626         17,968         20,812
  Gain on sale of notes receivable................................      2,013          1,116          1,586
  Interest income.................................................      7,168          6,594          7,238
  Financial income................................................      2,922          1,253            508
  Incidental operations...........................................      3,050          2,995          3,825
  Other...........................................................      3,464          2,948          2,862
                                                                   ----------     ----------     ----------
         Total revenues of continuing operations..................     67,496         60,652         57,513
                                                                   ----------     ----------     ----------
COSTS AND EXPENSES OF CONTINUING OPERATIONS
  Direct cost of:
    Timeshare interest sales......................................      5,922          3,998          2,977
    Land sales....................................................      1,571          1,844          2,164
    Incidental operations.........................................      2,984          2,257          2,608
  Commissions and selling.........................................     34,078         30,351         23,690
  Depreciation....................................................      1,964          1,526          1,131
  Interest expense................................................      8,458          7,314          6,306
  General and administrative......................................     17,175         15,849         12,909
  Payments to assignors...........................................         --             --          7,252
                                                                   ----------     ----------     ----------
         Total costs and expenses of continuing operations........     72,152         63,139         59,037
                                                                   ----------     ----------     ----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...............     (4,656)        (2,487)        (1,524)
INCOME TAXES (BENEFIT)............................................    (12,662)        (1,068)         1,016
                                                                   ----------     ----------     ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS..........................      8,006         (1,419)        (2,540)
INCOME FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES OF $9,062,
  $4,235 AND $2,277 FOR 1997, 1996 AND 1995, RESPECTIVELY, AND
  MINORITY INTEREST OF $2,358 FOR 1997............................     11,334          6,270          3,434
GAIN ON PRIOR DISCONTINUED OPERATIONS, NET OF INCOME TAXES OF
  $450............................................................         --             --            873
                                                                   ----------     ----------     ----------
NET INCOME........................................................     19,340          4,851          1,767
CUMULATIVE PREFERRED STOCK DIVIDENDS..............................         --            240            360
                                                                   ----------     ----------     ----------
NET INCOME APPLICABLE TO COMMON STOCK............................. $   19,340     $    4,611     $    1,407
                                                                   ==========     ==========     ==========
EARNINGS (LOSS) PER COMMON SHARE
  Primary:
    Income (loss) from continuing operations...................... $     0.41     $    (0.08)    $    (0.14)
    Income from discontinued operations...........................       0.58           0.33           0.19
    Gain on prior discontinued operations.........................         --             --           0.05
    Cumulative preferred stock dividends..........................         --          (0.01)         (0.02)
                                                                   ----------     ----------     ----------
    Net income applicable to common stock......................... $     0.99     $     0.24     $     0.08
                                                                   ==========     ==========     ==========
Weighted-average number of common shares and common share
  equivalents outstanding......................................... 19,528,470     19,087,387     18,087,153
                                                                   ==========     ==========     ==========
  Fully-diluted:
    Income (loss) from continuing operations...................... $     0.41     $    (0.08)    $    (0.14)
    Income from discontinued operations...........................       0.58           0.33           0.18
    Gain on prior discontinued operations.........................         --             --           0.05
    Cumulative preferred stock dividends..........................         --          (0.01)         (0.02)
                                                                   ----------     ----------     ----------
    Net income applicable to common stock......................... $     0.99     $     0.24     $     0.07
                                                                   ==========     ==========     ==========
Weighted-average number of common shares and common share
  equivalents outstanding......................................... 19,602,967     19,087,387     18,939,201
                                                                   ==========     ==========     ==========

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (thousands of dollars, except per share amounts)

                                                    COMMON STOCK
                                                   $.01 PAR VALUE      ADDITIONAL
                                                 -------------------    PAID-IN     RETAINED
                                                   SHARES     AMOUNT    CAPITAL     EARNINGS    TOTAL
                                                 ----------   ------   ----------   --------   -------
Balance at September 1, 1994...................  18,086,750    $180     $  3,198    $ 13,145   $16,523
Issuance of 1,000,000 common stock warrants in
  connection with subordinated debt valued at
  $1.30 per share..............................          --      --        1,300          --     1,300
Issuance of common stock in connection with
  exercise of stock options....................         806      --           --          --        --
Dividends on preferred stock...................          --      --           --        (360)     (360)
Net income.....................................          --      --           --       1,767     1,767
                                                 ----------    ----      -------     -------   -------
Balance at August 31, 1995.....................  18,087,556     180        4,498      14,552    19,230
Issuance of common stock in connection with
  exercise of stock options....................       2,218       1            9          --        10
Issuance of common stock in connection with
  redemption of preferred stock................     343,347       3        1,997          --     2,000
Dividends on preferred stock...................          --      --           --        (240)     (240)
Net income.....................................          --      --           --       4,851     4,851
                                                 ----------    ----      -------     -------   -------
Balance at August 31, 1996.....................  18,433,121     184        6,504      19,163    25,851
Gain on sale of stock of subsidiary............          --      --       13,085          --    13,085
Issuance of warrants in connection with
  commitment received..........................          --      --        3,000          --     3,000
Issuance of common stock in connection with the
  exercise of common stock warrants............   2,300,000      23       11,712          --    11,735
Issuance of common stock in connection with
  exercise of stock options....................     276,385       3          223          --       226
Net income.....................................          --      --           --      19,340    19,340
                                                 ----------    ----      -------     -------   -------
Balance at August 31, 1997.....................  21,009,506    $210     $ 34,524    $ 38,503   $73,237
                                                 ==========    ====      =======     =======   =======

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                                                 FOR THE YEARS ENDED AUGUST 31,
                                                                                               ----------------------------------
                                                                                                 1997         1996         1995
                                                                                               --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.................................................................................  $ 19,340     $  4,851     $  1,767
                                                                                               --------     --------     --------
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Amortization of negative goodwill........................................................       (29)         (49)         (50)
    Charges to allowance for cancellations...................................................   (10,470)      (6,918)      (6,611)
    Provision for cancellations..............................................................    10,219        9,778        9,495
    Gain on sale of notes receivable.........................................................    (2,013)      (1,116)      (1,586)
    Provision for uncollectible owners' association advances.................................       275           12        1,050
    Cost of sales............................................................................     7,493        5,842        5,406
    Depreciation.............................................................................     1,964        1,526        1,131
    Gain on prior discontinued operations....................................................        --           --       (1,323)
    Gain on sale of stock of subsidiary......................................................    13,085           --           --
    Additions to interest only receivables...................................................    (1,543)        (781)      (1,238)
    Amortization of interest only receivables................................................       394          716          398
    Repayments on notes receivable, net......................................................    34,243       26,596       22,728
    Additions to notes receivable............................................................   (55,469)     (51,535)     (45,396)
    Proceeds from sale of notes receivable...................................................    30,117       16,003       32,517
    Purchase of land and timeshare interests.................................................    (8,911)     (20,883)     (13,905)
    Changes in operating assets and liabilities:
      Decrease (increase) in restricted cash.................................................       134        1,752       (3,183)
      Increase in other assets...............................................................    (1,328)        (957)      (2,645)
      Decrease (increase) in deferred selling costs..........................................      (252)         431         (277)
      Increase in accounts payable and accrued liabilities...................................     1,606        3,837        5,928
      Increase (decrease) in deposits........................................................        12         (648)       1,399
      Increase (decrease) in payable to assignors............................................    (2,579)          --        5,448
      Increase (decrease) in income taxes payable............................................    (3,836)       2,232        2,425
      Decrease in excess of liabilities over net assets of prior discontinued operations.....        --           --       (2,899)
                                                                                               --------     --------     --------
        Total adjustments....................................................................    13,112      (14,162)       8,812
                                                                                               --------     --------     --------
          Net cash provided by (used in) operating activities................................    32,452       (9,311)      10,579
                                                                                               --------     --------     --------
NET CASH USED IN DISCONTINUED OPERATIONS.....................................................   (19,762)     (11,280)     (15,095)
                                                                                               --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment.........................................................    (6,811)      (8,690)      (3,523)
  Proceeds from sale of property and equipment...............................................        24           19            3
  Additions to other investments.............................................................      (769)      (1,381)        (262)
  Decreases in other investments.............................................................       592          940          350
                                                                                               --------     --------     --------
          Net cash used in investing activities..............................................    (6,964)      (9,112)      (3,432)
                                                                                               --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings...................................................................    38,568       54,551       43,588
  Reduction of debt..........................................................................   (43,251)     (27,801)     (39,504)
  Preferred stock dividends..................................................................        --         (240)        (360)
  Redemption of preferred stock..............................................................        --       (1,000)          --
  Increase in additional paid-in capital due to exercise of warrants.........................     7,472           --           --
  Increase in additional paid-in capital due to exercise of stock options....................       223            9           --
  Increase in common stock due to exercise of stock options..................................         3            1           --
  Increase in common stock due to exercise of warrants.......................................        13           --           --
  Payments on subordinated debt..............................................................    (2,429)      (1,000)          --
  Increase in subordinated debt..............................................................     1,309        1,339          652
                                                                                               --------     --------     --------
          Net cash provided by financing activities..........................................     1,908       25,859        4,376
                                                                                               --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................................     7,634       (3,844)      (3,572)
CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR...............................................     2,742        6,586       10,158
                                                                                               --------     --------     --------
CASH AND CASH EQUIVALENTS -- END OF YEAR.....................................................  $ 10,376     $  2,742     $  6,586
                                                                                               ========     ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest, net of amounts capitalized.....................................................  $  8,193     $  9,136     $  5,567
                                                                                               ========     ========     ========
    Income taxes.............................................................................  $     --     $     25     $      3
                                                                                               ========     ========     ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
  Issuance of subordinated debt to assignors.................................................  $     --     $     --     $ 10,000
                                                                                               ========     ========     ========
  In connection with the issuance of subordinated debt the Company issued 1,000,000 common
    stock warrants to the assignors..........................................................  $     --     $     --     $  1,300
                                                                                               ========     ========     ========
  In connection with the securitization of loans and creation of mortgage related securities, the Company retained interest only securities and residual interest securities (included
    in net assets of discontinued operations)................................................  $     --     $ 20,096     $     --
                                                                                               ========     ========     ========
  Redemption of preferred stock through issuance of common stock.............................  $     --     $  2,000     $     --
                                                                                               ========     ========     ========
  In connection with the acquisition of certain timeshare interests held for sale............  $     --     $    245     $     --
                                                                                               ========     ========     ========
  Issuance of warrants for 1,000,000 shares of common stock in connection with commitment
    received.................................................................................  $  3,000     $     --     $     --
                                                                                               ========     ========     ========
  Reduction of subordinated debt to assignors in connection with the exercise of 1,000,000
    common stock warrants....................................................................  $  4,250     $     --     $     --
                                                                                               ========     ========     ========

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

1. NATURE OF OPERATIONS

     Mego Financial Corp. (Mego Financial) is a specialty financial services company that, through its subsidiary, Preferred Equities Corporation (PEC), is engaged primarily in originating, selling, servicing and financing consumer receivables generated through timeshare and land sales. Mego Financial and its subsidiaries are herein individually or collectively referred to as the Company as the context requires. PEC markets and finances timeshare interests and land in select resort areas. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it sells and generally services. Mego Financial was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp. In February 1988, Mego Financial acquired PEC, pursuant to an assignment by the Assignors, as defined below, of their contract right to purchase PEC. See Note 2 for further discussion.

     To facilitate its sales of timeshare interests, the Company has entered into several trust agreements. The trustees administer the collection of the related notes receivable. The Company has assigned title to certain of its resort properties in Nevada and its interest in certain related notes receivable to the trustees.

     In 1992, Mego Financial organized a subsidiary, Mego Mortgage Corporation
(MMC), which is a specialized consumer finance company that originates, purchases, sells, securitizes and services consumer loans consisting primarily of conventional uninsured home improvement and debt consolidation loans. After an initial public offering (the IPO) of MMC common stock in November 1996, Mego Financial held 81.3% of the outstanding stock of MMC. On September 2, 1997, Mego Financial distributed all of its remaining 10,000,000 shares of MMC's common stock to Mego Financial's shareholders in a tax-free spin-off (the Spin-off). See Note 3.

2. ACQUISITION OF PREFERRED EQUITIES CORPORATION

     The acquisition of PEC on February 1, 1988, was effected pursuant to an Assignment Agreement, dated October 25, 1987, between Mego Financial and several corporations (Assignors) and a related Assignment and Assumption Agreement (Assignment and Assumption Agreement), dated February 1, 1988, and amended on July 29, 1988, between Mego Financial and the Assignors (collectively, such agreements constitute the Assignment). The acquisition of PEC was accomplished by PEC's issuing 2 shares of its common stock to Mego Financial for a purchase price of approximately $50,000. Immediately prior to that time, the previously outstanding shares held by others were surrendered and redeemed by PEC at a cost to PEC of approximately $10,463,000 plus fees and expenses, leaving Mego Financial with all of the outstanding shares of PEC.

     The right to purchase shares from PEC was obtained by Mego Financial pursuant to the Assignment, which assigned to Mego Financial the right to purchase shares from PEC pursuant to the Stock Purchase and Redemption Agreement, dated October 6, 1987, between PEC and the Assignors, as amended on October 25, 1987. Consideration for the Assignment consisted of promissory notes (Purchase Notes) from Mego Financial to the Assignors in the aggregate amount of $2,000,000 and additional payments to the Assignors as described below. The Purchase Notes were paid in full prior to August 31, 1988. After the payment of the Purchase Notes, the Assignors were entitled to receive from Mego Financial on a quarterly basis, as determined as of the end of each quarter, additional payments equal in the aggregate to 63% of PEC's consolidated unrestricted cash balances, for a period ending on January 31, 1995. The additional payments are collateralized by a pledge of PEC stock to the Assignors.

     On March 2, 1995, Mego Financial entered into the Second Amendment to Assignment and Assumption Agreement (Amendment) whereby the Assignors agreed to defer payment of $10,000,000 of the amount payable to Assignors and to subordinate such amount constituting (Subordinated Debt), in right of payment

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

to debt for money borrowed by Mego Financial or obligations of subsidiaries guaranteed by Mego Financial. Warrants (Warrants) for 1,000,000 shares of Mego Financial common stock, at an exercise price of $4.25 per share (the closing market price per share on March 2, 1995) were granted to the Assignors in consideration of the payment deferral and subordination. The Warrants were exercised in August 1997, in a non-cash transaction, whereby the Subordinated Debt was reduced by $4,250,000. The Amendment calls for interest to be paid semiannually at the rate of 10% per annum starting September 1, 1995, and 7 equal semi-annual payments of $1,429,000 plus interest, which commenced March 1, 1997. However, in connection with the reduction of the Subordinated Debt, payments aggregating $4,250,000 have been deemed paid and the semiannual payments will resume in March 1999 with a partial payment in September 1998, pursuant to the Third Amendment to the Assignment and Assumption Agreement. The Subordinated Debt is collateralized by a pledge of PEC's outstanding stock. See Notes 15 and 20 for further discussion.

3. DISCONTINUED OPERATIONS

     On September 2, 1997, Mego Financial distributed all of its 81.3% interest in MMC comprised of 10,000,000 shares of MMC's common stock to Mego Financial's shareholders in the Spin-off. MMC's financial results have been accounted for as discontinued operations and, accordingly, the Company reclassified its Consolidated Financial Statements for all periods presented prior to that date The net effect of the Spin-off will result in the Company recording a distribution in the amount of $43,176,000 for financial statement purposes in fiscal 1998.

     The summarized components of the net assets of discontinued operations at August 31, 1997 were as follows (thousands of dollars):

        Cash and cash equivalents, including restricted cash..............  $ 12,994
        Loans held for sale, net..........................................     9,523
        Mortgage related securities.......................................   106,299
        Mortgage servicing rights.........................................     9,507
        Other receivables.................................................     7,945
        Property and equipment, net.......................................     2,153
        Other.............................................................     5,779
                                                                            --------
                  Total assets............................................   154,200
                                                                            --------
        Notes and contracts payable.......................................    35,572
        Accounts payable and accrued liabilities..........................     7,759
        Other liabilities and obligations.................................    57,762
                                                                            --------
                  Total liabilities.......................................   101,093
                                                                            --------
        Due to Mego Financial.............................................    10,100
        Undistributed minority interest in discontinued operations........    (9,931)
                                                                            --------
        Net assets of discontinued operations.............................  $ 53,276
                                                                            ========

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

     Operating results of the discontinued operations were as follows (thousands of dollars):

                                                                FOR THE YEARS ENDED AUGUST 31,
                                                                -------------------------------
                                                                 1997        1996        1995
                                                                -------     -------     -------
REVENUES
Gain on sale of loans and mortgage related securities.........  $48,641     $19,236     $12,233
Interest income, net..........................................    3,133         988         473
Financial income and other....................................    3,036       3,348         873
                                                                -------     -------     -------
          Total revenues......................................   54,810      23,572      13,579
                                                                -------     -------     -------
EXPENSES
Operating expenses............................................   25,511      12,845       6,817
Net provision for credit losses...............................    6,300          55         864
Interest expense..............................................      245         167         187
                                                                -------     -------     -------
          Total expenses......................................   32,056      13,067       7,868
                                                                -------     -------     -------
Income before income taxes....................................   22,754      10,505       5,711
Income taxes..................................................    9,062       4,235       2,277
Minority interest in discontinued operations..................    2,358          --          --
                                                                -------     -------     -------
Net income from discontinued operations.......................  $11,334     $ 6,270     $ 3,434
                                                                =======     =======     =======

     For fiscal 1995, a gain on prior discontinued operations not related to MMC, occurred as a result of an order for judgment against PEC in the matter of the PEC Apartment Subsidiaries in the amount of $3,356,000, which amount was settled for $2,900,000 on May 15, 1995, and paid on June 15, 1995. Excess of liability over assets of discontinued operations (a provision for loss) had been provided in the amount of $4,222,000 resulting in a gain on discontinued operations of $873,000 after deducting $450,000 of taxes to be reflected on the Statements of Operations.

4. EXCESS OF BOOK VALUE OF NET ASSETS ACQUIRED OVER ACQUISITION COST

     On February 1, 1988, the underlying book value of the net assets of PEC exceeded Mego Financial's acquisition cost by the amount of $42,315,000. Management allocated the excess book value to assets existing at the acquisition date (primarily notes receivable which mature over approximately seven to ten years), as a revaluation adjustment. As collections are made on the receivables (either through installment payments or upon sale of receivables), a portion of the revaluation adjustment is recorded to income as amortization. For the fiscal years ended August 31, 1997, 1996 and 1995, such amortization amounted to $0, $0 and $166,000, respectively. The Company previously determined that $20,000,000 of the revaluation adjustment should not be amortized. Payments to assignors aggregated $47,401,000 through January 31, 1995 at which time the accrual of payments to Assignors ceased. Amounts in excess of $20,000,000 have been expensed and $0, $0 and $7,252,000 have been included in costs and expenses for the fiscal years ended August 31, 1997, 1996 and 1995, respectively. See Notes 2 and 20 for further discussion.

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Basis of Presentation -- The accompanying consolidated financial statements include the accounts of Mego Financial and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 1 for further discussion. The accompanying Consolidated Statements of Operations reflect the operating results of MMC as discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30. Prior period operating results have been restated to reflect continuous operations. The footnote information presented herein applies only to the continuing operations of Mego Financial unless otherwise stated. See Note 3 for further discussion.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

     Parent Company Only Basis -- At August 31, 1997 and 1996, Mego Financial, on a "parent company only" basis, reflected total assets of $98,157,000 and $58,708,000, respectively, which were comprised principally of its equity investment in subsidiaries of $79,723,000 and $46,082,000, respectively, and liabilities of $10,669,000 and $23,166,000, respectively, excluding subordinated debt. At August 31, 1997, liabilities were comprised principally of income taxes payable of $6,235,000 and payable to PEC of $3,072,000, excluding subordinated debt. At August 31, 1996, liabilities were comprised principally of income taxes payable of $11,669,000, payable to Assignors of $2,579,000, and payable to PEC of $7,445,000, excluding subordinated debt. At August 31, 1997 and 1996, subordinated debt of $4,321,000 and $9,691,000, respectively, was outstanding. At August 31, 1997 and 1996, Mego Financial had no outstanding redeemable preferred stock. See Notes 2 and 20 for further discussion.

     Cash Equivalents -- Cash equivalents consist primarily of certificates of deposit, repurchase agreements and commercial paper with original maturities of 90 days or less.

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

     Notes Receivable -- The basis is the outstanding principal balance of the notes reduced by the allowance for cancellations and discounts. Substantially all of the notes receivable generated by PEC are carried at the lower of cost or market on an aggregate basis by type of receivable.

     Allowance for Cancellations -- Provision for cancellations relating to notes receivable is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes receivable. The Company records provision for cancellations at the time revenue is recognized, based upon periodic analysis of the portfolio, collateral values, historical credit loss experience, borrowers' ability to repay and current economic factors. The allowance for cancellations represents the Company's estimate of the future credit losses to be incurred over the lives of the notes receivable. The allowance for cancellations is reduced by actual cancellations experienced, including cancellations related to previously sold notes receivable which were reacquired pursuant to the recourse obligations discussed herein. Such allowance is also reduced to establish the separate liability for the reserve for notes receivable sold with recourse. Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company. The Company's judgment in determining the adequacy of this allowance is based upon a periodic review of its portfolio of notes receivable. These reviews take into consideration changes in the nature and level of the portfolio, current economic conditions which may affect the purchasers' ability to pay, the estimated value of inventory that may be reacquired and overall portfolio quality. Changes in the allowance as a result of such reviews are reflected in the provision for cancellations.

     Interest Only Receivables -- Interest only receivables were formerly excess servicing rights which were renamed in accordance with Statement of Financial Accounting Standards (SFAS) No. 125 (as hereinafter defined) and are carried at fair market value.

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

     Property and Equipment -- Property and equipment is stated at cost and is depreciated over its estimated useful life (generally 3 - 40 years) using the straight-line method. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are recorded as expense.

     Utility Accounting Policies -- The Company, through a wholly-owned subsidiary, provides water and sewer services to customers in the Pahrump valley of Nevada. This subsidiary is subject to regulation by the Public Utilities Commission of Nevada and the Company's accounting policies conform to generally accepted accounting principles as applied in the case of regulated public utilities in accordance with the accounting requirements of the regulatory authority having jurisdiction. Contributions in aid of construction (CIAC) received by the Company from its customers are included as a separate liability and amortized over the period of 9 - 25 years, which represents the estimated remaining useful life of the corresponding improvements. Amortization of CIAC reduces depreciation expense. CIAC is included in accounts payable and accrued liabilities in the amounts of $6,409,000 and $4,494,000 at August 31, 1997 and 1996, respectively. The Company excludes from the CIAC liability a sum equal to the income taxes related to the receipt of CIAC funds.

     Reserve for Notes Receivable Sold with Recourse -- Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company. The reserve for notes receivable sold with recourse represents the Company's estimate of the fair value of future credit losses to be incurred over the lives of the notes receivable. Proceeds from the sale of notes receivable sold with recourse were $30,117,000, $16,003,000 and $32,517,000 for the years ended August 31, 1997, 1996 and 1995, respectively. A liability for reserve for notes receivable sold with recourse is established at the time of each sale based upon the Company's estimate of future recourse obligations under each agreement of sale. For notes receivable sold between September 30, 1992 and December 31, 1996, the liability was determined in accordance with Emerging Issues Task Force (EITF) Issue No. 92-2, on a "discounted to present value" basis using an interest rate equivalent to the risk-free market rate for securities with a duration similar to that estimated for the underlying notes receivable. Effective January 1, 1997, the estimated liability is recorded at its fair value as a result of the adoption of SFAS 125.

     Income Taxes -- The Company utilizes the provisions of SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the Company to adhere to an asset/liability approach for financial accounting and reporting for income taxes. Income tax expense is provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the bases of the balance sheet for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when they are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. See Note 17.

     Revenue and Profit Recognition -- Timeshare Interests and Land
Sales -- Sales of timeshare interests and land are recognized and included in revenues after certain "down payment" and other "continuing investment" criteria are met. Land sale revenues are recognized using the deposit method in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The agreement for sale generally provides for a down payment and a note secured by a deed of trust or mortgage payable to the Company in monthly installments, including interest, over a period of up to ten years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for land sales. Land sales usually meet these requirements within eight to ten months from closing, and sales of timeshare interests usually meet these requirements at the time of sale. The sales price, less provision for cancellations, is recorded as revenue and the allocated cost related to such net revenue of the timeshare interest or land is recorded as expense in the

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

year that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

     All payments received prior to the recognition of the sale as revenue are accounted for as deposits. Selling costs directly attributable to unrecognized sales are accounted for as deferred selling costs until the sale is recognized.

     For land sales made at a location other than at the property, the purchaser may cancel the contract within a specified inspection period, usually five months from the date of purchase, provided that the purchaser is not in default under the terms of the contract. At August 31, 1997, $308,000 of recognized sales remain subject to such cancellation. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, all payments are generally retained by the Company.

     If the underlying note receivable is at a "below market" interest rate, a discount is applied to the note receivable balance and amortized over its term so that the effective yield is 8% - 10% depending on the year of sale.

     Notes receivable with payment delinquencies of 90 days or more have been considered in determining the allowance for cancellations. Cancellations occur when the note receivable is determined to be uncollectible and the related collateral, if any, has been recovered. Cancellation of a sale in the year the revenue is recognized is deemed to not represent a sale and is accounted for as a reversal of the revenue with an adjustment to cost of sales. Cancellation of a note receivable subsequent to the year the revenue was recognized is charged to the allowance for cancellations.

     Revenue Recognition -- Gain on Sale of Notes Receivable -- Gain on sale of notes receivable includes the present value of the differential between contractual interest rates charged to borrowers on notes receivable sold by the Company and the interest rates to be received by the purchasers of such notes receivable, after considering the effects of estimated prepayments and a normal servicing fee. The Company retains certain participations in cash flows from the sold notes receivable and generally retains the associated servicing rights. The Company generally sells its notes receivable at par value.

     The present values of expected net cash flows from the sale of notes receivable are recorded at the time of sale as interest only receivables. Interest only receivables are amortized as a charge to income, as payments are received on the retained interest differential over the estimated life of the underlying notes receivable. Interest only receivables are recorded at the lower of unamortized cost or estimated fair value. Reserve for notes receivable sold with recourse represents the Company's estimate of losses to be incurred in connection with the recourse provisions of the sales agreements and is shown separately as a liability in the Company's Consolidated Statements of Financial Condition.

     In discounting cash flows related to notes receivable sales, the Company defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate which averaged 15% in each of fiscal years 1997, 1996 and 1995. The Company has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers.

     In determining expected cash flows, management considers economic conditions at the date of sale. In subsequent periods, these estimates may be revised as necessary using the original discount rate, and any losses arising from prepayment and loss experience will be recognized as realized.

     Interest Income -- Interest income is recorded as earned. Interest income represents the interest earned on notes receivable and short term investments.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

     Financial Income -- Fees for servicing notes receivable originated or acquired by the Company and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such notes receivable and are recognized when earned. Interest received on notes receivable sold, less amounts paid to investors, is reported as financial income. Capitalized interest only receivables are amortized systematically to reduce income to an amount representing normal servicing income and the present value discount. Late charges and other miscellaneous income are recognized when collected. Costs to service notes receivable are recorded as expense when incurred.

     Timeshare Owners' Associations -- The Company incurs a portion of operating expenses of the timeshare owners' associations based on ownership of the unsold timeshare interests at each of the respective timeshare properties. These costs are referred to as Association Assessments and are included in the Consolidated Statements of Operations in general and administrative expense. Management fees and costs received from the associations are included in other revenues. See
Note 20.

     Income (Loss) Per Common Share -- Income (loss) per common share is based on the net income (loss) applicable to common stock for each period divided by the weighted-average number of common shares and common share equivalents outstanding during the period. Income per common share assuming full dilution is computed by dividing net income applicable to common stock by the weighted-average number of common shares plus common share equivalents using the treasury stock method. Income (loss) from continuing operations per share, income (loss) from discontinued operations per share and gain on prior discontinued operations per share, are also disclosed due to the Spin-off of MMC. See Note 3. In loss periods, anti-dilutive common share equivalents are excluded.

     Recently Issued Accounting Standards -- The Financial Accounting Standards Board (the FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 was effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 did not have a material adverse effect on the Company's results of operations or financial condition.

     The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which established financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company elected to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS 123, and accordingly provides pro forma disclosure in Note 18.

     SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125) was issued by the FASB in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. SFAS 125 requires the Company's excess servicing rights be measured at fair market value and

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

reclassified as interest only receivables and accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). As required by SFAS 125, the Company adopted the new requirements effective January 1, 1997. Implementation of SFAS 125 did not have any material impact on the financial statements of the Company, as the book value of the Company's interest only receivables approximated fair value.

     SFAS No. 128, "Earnings per Share," (SFAS 128) was issued by the FASB in March 1997, effective for financial statements issued after December 15, 1997. SFAS 128 provides simplified standards for the computation and presentation of earnings per share (EPS), making EPS comparable to international standards. SFAS 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully-diluted" EPS under APB Opinion No. 15.

     Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation.

     An entity that reports discontinued operations is required to present Basic and Diluted EPS for each of the income related line items. Data utilized in calculating pro forma earnings per share under SFAS 128 are as follows (thousands of dollars, except share amounts):

                                                            FOR THE YEARS ENDED AUGUST 31,
                                                      -------------------------------------------
                                                         1997            1996            1995
                                                      -----------     -----------     -----------
BASIC:
Income (loss) from continuing operations............  $     8,006     $    (1,419)    $    (2,540)
Income from discontinued operations.................       11,334           6,270           3,434
Gain on prior discontinued operations...............           --              --             873
Preferred stock dividends...........................           --            (240)           (360)
                                                      -----------     -----------     -----------
Net income..........................................  $    19,340     $     4,611     $     1,407
                                                      ===========     ===========     ===========
Weighted-average number of common shares
  outstanding.......................................   18,657,224      18,117,122      18,087,121
                                                      ===========     ===========     ===========
DILUTED:
  Income (loss) from continuing operations..........  $     8,006     $    (1,419)    $    (2,540)
Income from discontinued operations.................       11,334           6,270           3,434
Gain on prior discontinued operations...............           --              --             873
Preferred stock dividends...........................           --            (240)           (360)
                                                      -----------     -----------     -----------
Net income..........................................  $    19,340     $     4,611     $     1,407
                                                      ===========     ===========     ===========
Weighted-average number of common shares and common
  share equivalents outstanding.....................   19,528,470      19,114,888      18,646,616
                                                      ===========     ===========     ===========

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

     The following table reconciles income (loss) from continuing operations, basic and diluted shares and EPS for the following periods (thousands of dollars, except per share amounts):

                                                   FOR THE YEARS ENDED AUGUST 31,
                  ------------------------------------------------------------------------------------------------
                              1997                             1996                              1995
                  ----------------------------     -----------------------------     -----------------------------
                                         PER-                              PER-                              PER-
                                        SHARE                             SHARE                             SHARE
                  INCOME     SHARES     AMOUNT     INCOME      SHARES     AMOUNT     INCOME      SHARES     AMOUNT
                  ------   ----------   ------     -------   ----------   ------     -------   ----------   ------
Income (loss)
  from
  continuing
  operations....  $8,006                           $(1,419)                          $(2,540)
BASIC EPS
Income (loss)
  from
  continuing
  operations....   8,006   18,657,224   $0.43       (1,419)  18,117,122   $(0.08)     (2,540)  18,087,121   $(0.14)
                  ------   ----------   =====      -------   ----------   ======     -------   ----------   ======
Effect of
  dilutive
  securities:
  Warrants......      --      620,133                   --      735,870                   --      350,202
  Stock
    options.....      --      251,113                   --      261,896                   --      209,293
                  ------   ----------              -------   ----------              -------   ----------
DILUTED EPS
Income (loss)
  from
  continuing
  operations and
  assumed
  conversions...  $8,006   19,528,470   $0.41      $(1,419)  19,114,888   $(0.08)    $(2,540)  18,646,616   $(0.14)
                  ======   ==========   =====      =======   ==========   ======     =======   ==========   ======

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

     The following table reconciles income from discontinued operations, net of tax and minority interest, basic and diluted shares, and EPS for the following periods (thousands of dollars, except per share amounts):

                                                   FOR THE YEARS ENDED AUGUST 31,
                   -----------------------------------------------------------------------------------------------
                               1997                              1996                             1995
                   -----------------------------     ----------------------------     ----------------------------
                                           PER-                             PER-                             PER-
                                          SHARE                            SHARE                            SHARE
                   INCOME      SHARES     AMOUNT     INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                   -------   ----------   ------     ------   ----------   ------     ------   ----------   ------
Income from
  discontinued
 operations(1)...  $13,692                           $6,270                           $3,434
Less: Minority
  interest in
  discontinued
  operations.....    2,358                               --                               --
                    ------                           -------                          -------
BASIC EPS
Income from
  discontinued
  operations.....   11,334   18,657,224   $0.61       6,270   18,117,122   $0.34       3,434   18,087,121   $0.19
                    ------   ----------   =====      -------  ----------   ======     -------  ----------   ======
Effect of
  dilutive
  securities:
  Warrants.......       --      620,133                  --      735,870                  --      350,202
  Stock
    options......       --      251,113                  --      261,896                  --      209,293
                    ------   ----------              -------  ----------              -------  ----------
DILUTED EPS
Income from
  discontinued
  operations and
  assumed
  conversions....  $11,334   19,528,470   $0.58      $6,270   19,114,888   $0.33      $3,434   18,646,616   $0.19
                    ======   ==========   =====      =======  ==========   ======     =======  ==========   ======

---------------

(1) Net of income taxes of $9,062, $4,235 and $2,277 for 1997, 1996 and 1995, respectively.

     The following table reconciles gain on prior discontinued operations, basic and diluted shares and EPS for the following periods (thousands of dollars, except per share amounts):

                                                               FOR THE YEAR ENDED AUGUST 31, 1995
                                                              ------------------------------------
                                                                                         PER-SHARE
                                                              INCOME        SHARES        AMOUNT
                                                              -------     -----------    ---------
Gain on prior discontinued operations(1)....................   $ 873
BASIC EPS
Income from prior discontinued operations...................     873       18,087,121      $0.05
                                                                ----       ----------      =====
Effect of dilutive securities:
  Warrants..................................................      --          350,202
  Stock options.............................................      --          209,293
                                                                ----       ----------
DILUTED EPS
Income from prior discontinued operations and assumed
  conversions...............................................   $ 873       18,646,616      $0.05
                                                                ====       ==========      =====

---------------

(1) Net of income taxes of $450.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

     The following table reconciles the net income applicable to common shareholders, basic and diluted shares and EPS for the following periods (thousands of dollars, except per share amounts):

                                                          FOR THE YEARS ENDED AUGUST 31,
                            -------------------------------------------------------------------------------------------
                                        1997                            1996                           1995
                            -----------------------------   ----------------------------   ----------------------------
                                                    PER                            PER                            PER
                                                   SHARE                          SHARE                          SHARE
                            INCOME      SHARES     AMOUNT   INCOME     SHARES     AMOUNT   INCOME     SHARES     AMOUNT
                            -------   -----------  ------   ------   -----------  ------   ------   -----------  ------
Net income................  $19,340                         $4,851                         $1,767
Less: Preferred stock
  dividends...............       --                            240                            360
                            -------                         -------                        -------
BASIC EPS
Income applicable to
  common stockholders.....   19,340    18,657,224  $1.04     4,611    18,117,122  $0.25     1,407    18,087,121  $0.08
                            -------    ----------  =====    -------   ----------  =====    -------   ----------  =====
Effect of dilutive
  securities:
  Warrants................       --       620,133               --       735,870               --       350,202
  Stock options...........       --       251,113               --       261,896               --       209,293
                            -------    ----------           -------   ----------           -------   ----------
DILUTED EPS
Income applicable to
  common stockholders and
  assumed conversions.....  $19,340    19,528,470  $0.99    $4,611    19,114,888  $0.24    $1,407    18,646,616  $0.08
                            =======    ==========  =====    =======   ==========  =====    =======   ==========  =====

     Reclassification and Recasting -- Certain reclassifications and recasting relating to discontinued operations have been made to conform prior years with the current year presentation.

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

  6. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

     Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments at August 31, 1997 and 1996 are set forth below (thousands of dollars):

                                                           AUGUST 31, 1997           AUGUST 31, 1996
                                                        ---------------------     ---------------------
                                                        CARRYING   ESTIMATED      CARRYING   ESTIMATED
                                                         VALUE     FAIR VALUE      VALUE     FAIR VALUE
                                                        --------   ----------     --------   ----------
FINANCIAL ASSETS:
Cash and cash equivalents(a)..........................  $ 10,376    $ 10,376      $  2,742    $  2,742
Notes receivable, net(b)..............................    34,274      34,753        40,610      41,337
Interest only receivables(c)..........................     3,296       3,296         2,147       2,147
FINANCIAL LIABILITIES:
Notes and contracts payable(d)........................    65,569      65,569        70,252      70,252
Deposits(e)...........................................     2,983       2,983         2,971       2,971
Subordinated debt(a)..................................     4,321       4,321         9,691       9,691

---------------

(a) Carrying value was used as the estimate of fair value.

(b) The fair value was estimated by using outstanding commitments from investors adjusted for non-qualified receivables and the collateral securing such receivables.

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

     The fair value estimates made at August 31, 1997 were based upon pertinent market data and relevant information on the financial instruments at that time. Because no market exists for a certain portion of the financial instruments, fair value estimates may be based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. Changes in assumptions could significantly affect the estimates and do not reflect any premium or discount that could result from the bulk sale of the entire portion of the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

     Fair value estimates are based upon existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For instance, the Company has certain fee-generating business lines (e.g., its loan servicing operations) that were not considered in these estimates since these activities are not financial instruments. In addition, the tax implications related to the realization of the unrealized gains and losses can have an effect on fair value estimates and have not been considered in any of the estimates.

7. CONCENTRATIONS OF RISK

     Availability of Funding Sources -- The Company funds substantially all of the notes receivable, timeshare inventory and land inventory with borrowings through its financing facilities and internally generated funds. These borrowings are in turn repaid with the proceeds received by the Company from such notes receivable through loan sales and payments. Any failure to renew or obtain adequate financing under its

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

financing facilities, or other borrowings, or any substantial reduction in the size of or pricing in the markets for the Company's notes receivable, could have a material adverse effect on the Company's operations.

     Geographic Concentrations -- The Company services notes receivable in all 50 states, the District of Columbia and Canada. At August 31, 1997, 30% of the dollar value of notes receivable serviced had been originated in California. No other state accounted for more than 10% of the servicing portfolio of the Company's receivables. The risk inherent in such concentrations is dependent upon regional and general economic stability which affects property values and the financial stability of the borrowers. The Company's timeshare and land inventories are concentrated in Nevada, New Jersey, Colorado, and Florida. The risk inherent in such concentrations is in the continued popularity of these resort destinations, which affects the marketability of the Company's products.

     Credit Risk -- The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to notes receivable sold under recourse provisions. The outstanding balance of notes receivable sold with recourse provisions totaled $77,061,000 and $59,322,000 at August 31, 1997 and 1996, respectively.

     Interest Rate Risk -- The Company's profitability is in part determined by the difference, or "spread," between the effective rate of interest received on the notes receivable originated by the Company and the interest rates payable under its financing facilities to fund the Company's notes receivable and inventory held for sale and the yield required by investors on notes receivable sales. The spread can be adversely affected after a note is originated or purchased and while it is held during the warehousing period by increases in the interest rate demanded by investors. In addition, because the notes receivable originated by the Company have fixed rates, the Company bears the risk of narrowing spreads because of interest rate increases during the period from the date the notes receivable are originated or purchased until the closing of the sale. Additionally, the fair value of interest only receivables owned by the Company may be adversely affected by changes in the interest rate environment which could affect the discount rate and prepayment assumptions used to value the assets.

8. NOTES RECEIVABLE

     Notes receivable consist of the following (thousands of dollars):

                                                                      AUGUST 31,
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
        Related to timeshare sales.............................  $ 21,947     $ 24,973
        Related to land sales..................................    23,668       27,601
                                                                 --------     --------
                  Total........................................    45,615       52,574
                                                                 --------     --------
        Less: Allowance for cancellations......................   (10,824)     (11,512)
              Discounts........................................      (517)        (452)
                                                                 --------     --------
                                                                  (11,341)     (11,964)
                                                                 --------     --------
                  Total........................................  $ 34,274     $ 40,610
                                                                 ========     ========

     The Company provides financing to the purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust or mortgages as well as non-recourse installment sales contracts. These notes receivable are generally payable over a period of up to 10 years, bear interest at rates ranging from 0% to 16% and require equal monthly installments of principal and interest.

     The Company has entered into financing arrangements with certain purchasers of timeshare interests and land whereby no stated interest rate is charged if the aggregate down payment is at least 50% of the purchase price and the balance is payable in 24 or fewer monthly payments. Notes receivable of $7,023,000 and

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

$5,991,000 at August 31, 1997 and 1996, respectively, made under this arrangement are included in the table above. A discount is established to provide for an effective interest rate (currently 10%) on notes receivable bearing no stated interest rate at the time of sale, and is applied to the principal balance and amortized over the terms of the notes receivable. The effective interest rate is based upon the economic interest rate environment and similar industry data.

     The Company is obligated under certain agreements for the sale of notes receivable and certain loan agreements to maintain various minimum net worth requirements. The most restrictive of these agreements requires PEC to maintain a minimum net worth of $25,000,000.

     At August 31, 1997 and 1996, receivables aggregating $41,063,000 and $49,637,000, respectively, were pledged to lenders to collateralize certain of the Company's indebtedness. Receivables which qualify for the lenders' criteria may be pledged as collateral whether or not such receivables have been recognized for accounting purposes. See Note 14 for further discussion.

     Allowance for Cancellations -- The Company provides an allowance for cancellations, in an amount which in the Company's judgment will be adequate to absorb losses on notes receivable that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, current and future economic conditions which may affect the obligors' ability to pay and overall portfolio quality. Changes in both the allowance for cancellations and the reserve for notes receivable sold with recourse consist of the following (thousands of dollars):

                                                                FOR THE YEARS ENDED AUGUST 31,
                                                               --------------------------------
                                                                 1997        1996        1995
                                                               --------     -------     -------
Balance at beginning of year.................................  $ 19,924     $18,821     $16,875
Provision for cancellations..................................    10,219       9,778       9,495
Amounts charged to allowance for cancellations and reserve
  for notes receivable sold with recourse....................   (10,616)     (8,675)     (7,549)
                                                               --------     -------     -------
Balance at end of year.......................................  $ 19,527     $19,924     $18,821
                                                               ========     =======     =======
Allowance for cancellations..................................  $ 10,824     $11,512     $11,677
Reserve for notes receivable sold with recourse..............     8,703       8,412       7,144
                                                               --------     -------     -------
          Total..............................................  $ 19,527     $19,924     $18,821
                                                               ========     =======     =======

     Number of Notes Receivable Accounts Serviced -- The number of notes receivable accounts serviced at August 31, 1997 and 1996, was 18,136 and 18,424, respectively. At August 31, 1997 and 1996, the amount of notes receivable with payment delinquencies of 90 days or more was $4,029,000 and $4,860,000, respectively, on serviced accounts other than accounts serviced for MMC.

     Notes Receivable Serviced and Originated -- At August 31, 1997 and 1996, notes receivable serviced were $118,641,000 and $120,709,000, respectively. Notes receivable originated were $51,086,000 and $48,463,000 for the years ended August 31, 1997 and 1996, respectively.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

 9. INTEREST ONLY RECEIVABLES

     With the implementation of SFAS 125 on January 1, 1997, the Company's future and existing excess servicing rights were renamed interest only receivables. Activity in interest only receivables is as follows (thousands of dollars):

                                                                    FOR THE YEARS ENDED AUGUST
                                                                               31,
                                                                   ----------------------------
                                                                    1997       1996       1995
                                                                   ------     ------     ------
Balance at beginning of year.....................................  $2,147     $2,082     $1,242
Plus: Additions..................................................   1,543        781      1,238
Less: Amortization...............................................    (394)      (716)      (398)
                                                                   ------     ------     ------
Balance at end of year...........................................  $3,296     $2,147     $2,082
                                                                   ======     ======     ======

     As of August 31, 1997 and 1996, interest only receivables consisted of excess cash flows on sold loans totaling $77,061,000 and $59,322,000, respectively, yielding weighted-average interest rates of 12.3% for both years, net of normal servicing fees and had weighted-average pass-through yields to the investor of 9.2% and 9.3%, respectively. These loans were sold under recourse provisions as described in Note 5.

     The principal balance of notes receivable as shown below, represents a series of sales, providing a range of yields to purchasers at fixed rates for the periods indicated as follows (thousands of dollars):

                1997                                     1996
------------------------------------     -------------------------------------
PRINCIPAL BALANCE OF                     PRINCIPAL BALANCE OF
NOTES RECEIVABLE SOLD       YIELD        NOTES RECEIVABLE SOLD        YIELD
---------------------     ----------     ---------------------     -----------
       $19,741            9% -- 9.13%           $12,329            8.3% --  9.35%
        10,376(a)         9% -- 9.75%             3,674(a)         9.5% -- 10.55%

---------------

(a) These series of sales were to the same purchaser, while the other series of sales were to different purchasers.

10. INVENTORIES

     Timeshare interests held for sale consist of the following (thousands of dollars):

                                                                               AUGUST 31,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
Timeshare interests (including capitalized interest of $473 and $486 in
  1997 and 1996, respectively)...........................................  $17,624     $14,353
Timeshare interests under construction (including capitalized interest of
  $1,043 and $389 in 1997 and 1996, respectively)........................   17,464      19,338
                                                                           -------     -------
          Total..........................................................  $35,088     $33,691
                                                                           =======     =======

     At August 31, 1997 and 1996, 9,124 and 7,637 timeshare interests, respectively, were available for sale. Apartment units amounting to 176 and 254 at August 31, 1997 and 1996, respectively, were under construction and awaiting completion of remodeling, renovation, furnishing, conversion and registration, representing 8,976 and 12,954 timeshare interests, respectively.

     Land and improvements inventory consist of $2,206,000 at August 31, 1997 and $2,185,000 at August 31, 1996.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

11. OTHER INVESTMENTS

     Other investments in the following locations, at lower of cost or market, consist of the following (thousands of dollars):

                                                                        AUGUST 31,
                                                                     -----------------
                                                                      1997       1996
                                                                     ------     ------
        Water rights:
          Huerfano County, Colorado................................  $  532     $  524
          Nye County, Nevada.......................................     413         98
        Land:
          Nye County, Nevada.......................................     602        863
          Park County, Colorado....................................      --         13
          Clark County, Nevada.....................................      51         51
        Other......................................................     551        423
                                                                     ------     ------
                  Total............................................  $2,149     $1,972
                                                                     ======     ======

12. PROPERTY AND EQUIPMENT

     Property and equipment and related accumulated depreciation, consist of the following (thousands of dollars):

                                                                      AUGUST 31,
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
        Water and sewer systems................................  $ 16,209     $ 13,752
        Furniture and equipment................................     7,065        5,312
        Buildings..............................................    10,643        8,451
        Vehicles...............................................     2,531        2,270
        Recreational facilities and equipment..................     1,323        1,192
        Land...................................................     1,342        1,342
        Leasehold improvements.................................       399          349
                                                                 --------     --------
                                                                   39,512       32,668
        Less: Accumulated depreciation.........................   (15,292)     (13,271)
                                                                 --------     --------
                  Total........................................  $ 24,220     $ 19,397
                                                                 ========     ========

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

13. OTHER ASSETS

     Other assets consist of the following (thousands of dollars):

                                                                        AUGUST 31,
                                                                     -----------------
                                                                      1997       1996
                                                                     ------     ------
        Other receivables..........................................  $3,574     $2,102
        Miscellaneous assets.......................................     843      1,318
        Deposits and impounds......................................     511        461
        Licenses...................................................     967      1,067
        Other receivables collateralized by trust deeds and second
          mortgages................................................      86        222
        Receivable from owners' associations (Notes 5 and 20)......      --        623
        Prepaid expenses and other.................................     949        583
                                                                     ------     ------
                  Total............................................  $6,930     $6,376
                                                                     ======     ======

14. NOTES AND CONTRACTS PAYABLE

     The Company's debt including lines of credit consists of the following (thousands of dollars):

                                                                       AUGUST 31,
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
        Notes collateralized by receivables(a)...................  $31,489     $38,178
        Mortgages collateralized by real estate properties(b)....   32,311      31,078
        Installment contracts and other notes payable............    1,769         996
                                                                   -------     -------
                  Total..........................................  $65,569     $70,252
                                                                   =======     =======

     The details of the notes payable are summarized as follows (thousands of dollars):

                                                                       AUGUST 31,
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
        (a) NOTES COLLATERALIZED BY RECEIVABLES
            Borrowings bearing interest at prime plus: 2% in 1997
            and
               2.25% to 2.5% in 1996 including "lines of credit"
               (see below).......................................  $31,489     $38,178
                                                                   =======     =======
        (b) MORTGAGES COLLATERALIZED BY REAL ESTATE PROPERTIES
             Mortgages collateralized by the respective
            underlying assets
               with various repayment terms and fixed interest
                  rates of
               8% in 1997 and variable rates of prime plus: 2% to
                  3%
               and 90 day LIBOR plus 4.25% in 1997 and 1.75% to
               3% and 90 day LIBOR plus 4.25% in 1996............  $32,311     $31,078
                                                                   =======     =======

     The prime rate of interest was 8.50% and the 90 day LIBOR was 5.72% at August 31, 1997.

     Maturities -- Scheduled maturities of the Company's contracts payable, excluding lines of credit and mortgages are as follows (thousands of dollars):

                FOR THE YEARS ENDING AUGUST 31,
            ----------------------------------------
BALANCE     1998     1999     2000     2001     2002
-------     ----     ----     ----     ----     ----
$ 1,769     $776     $502     $321     $134     $ 36

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

     Lines of Credit -- PEC is the borrower under 6 agreements for lines of credit with 5 lenders not to exceed $137,500,000 which are collateralized by security interests in timeshare and land receivables and are guaranteed by the Company. At August 31, 1997 and 1996, an aggregate of $62,089,000 and $65,875,000 had been borrowed under these lines, respectively. Under the terms of such lines of credit, PEC may borrow 70% to 85% of the balances of the pledged timeshare and land receivables. Summarized line of credit information relating to these six lines of credit outstanding at August 31, 1997, consist of the following (thousands of dollars):

   BORROWING         MAXIMUM
   AMOUNT AT        BORROWING         REVOLVING
AUGUST 31, 1997      AMOUNT       EXPIRATION DATE(f)     MATURITY DATE         INTEREST RATE
---------------     ---------     ------------------     --------------     --------------------
    $39,113          $75,000      (a) May 15, 2000       Various            Prime  + 2.0 - 2.25%
      4,599           15,000      (b) May 30, 1998       Various            Prime  + 2.0%
      6,365           15,000      (c) March 29, 1998     March 29, 1999     LIBOR +  4.25%
      4,140           15,000      (c) February 6, 1998   August 6, 1999     LIBOR +  4.25%
      4,500           10,000      (d) August 1, 2000     August 1, 2003     Prime  + 2.25%
      3,372            7,500      (e) April 30, 1998     May 31, 2002       Prime  + 2.0%

---------------

(a) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $20,000,000 with such amount increasing each fiscal quarter after August 31, 1997 by an amount equal to 50% of PEC's consolidated net income for each quarter up to a maximum requirement of $25,000,000. The maximum borrowing amount was increased from $57,000,000 to $75,000,000 as of May 15, 1997. At August 31, 1997, $24,597,000 was outstanding related to financings at prime +2%, of which $18,008,000 of loans secured by land receivables mature May 15, 2010 and $6,589,000 of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes $2,997,000 in acquisition and development (A&D) financing maturing May 20, 1998 and $5,868,000 maturing July 1, 2003 for the financing of corporate office buildings; both loans are amortizing loans and bear interest at prime +2.25%. The remaining A&D and receivables loans and a resort lobby loan outstanding of $5,651,000 are at prime +2% and mature between January 31, 1998 and May 15, 2000.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25,000,000 during the life of the loan. These credit lines include available financings for A&D and receivables. At August 31, 1997, $1,079,000 was outstanding under the A&D loan which matured in November 1997 and is currently being extended to May 1999 and $3,520,000, maturing June 1, 2002, was outstanding under the receivables loan.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17,000,000 during the life of the loan. These credit lines include available financings for A&D and receivables, however only the A&D lines are currently outstanding and bear interest at 90 day LIBOR +4.25%. The available receivable financings would be at 90 day LIBOR +4% and have maturity dates of June 2005 and August 2005.

(d) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25,000,000. This credit line is for the purpose of financing receivables and costs of remodeling.

(e) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $15,000,000. This credit line is for the purpose of financing receivables.

(f) Revolving expiration dates represent the expiration of the revolving features of the lines of credit, at which time the credit lines become loans with fixed maturities.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

15. SUBORDINATED DEBT

     On March 2, 1995, Mego Financial entered into the Amendment whereby the Assignors agreed to defer payment of $10,000,000 of the amount payable to Assignors and to subordinate such amount, constituting Subordinated Debt, in right of payment to debt for money borrowed by Mego Financial or obligations of subsidiaries guaranteed by Mego Financial. Warrants for 1,000,000 shares of Mego Financial common stock, at an exercise price of $4.25 per share (the closing market price per share on March 2, 1995) were granted to the Assignors in consideration of the payment deferral and subordination. The Warrants were exercised in August 1997 in a non-cash transaction whereby the Subordinated Debt was reduced by $4,250,000. The Amendment calls for interest to be paid semi-annually at the rate of 10% per annum starting September 1, 1995, and 7 equal semi-annual payments of $1,429,000 plus interest, which commenced March 1, 1997. However, in connection with the reduction of the Subordinated Debt, payments aggregating $4,250,000 were deemed paid and the semiannual payments will resume in March 1999 with a partial payment in September 1998, pursuant to the Third Amendment to the Assignment and Assumption Agreement. The Subordinated Debt is collateralized by a pledge of PEC's outstanding stock. See Note 2 for further discussion. The following tables represents Subordinated Debt activity since inception (thousands of dollars):

                                                                    1997        1996
                                                                   -------     -------
        Balance at beginning of year.............................  $ 9,691     $ 9,352
        Accreted interest........................................    1,309       1,339
        Less: Interest payments..................................   (1,000)     (1,000)
            Principal paydowns...................................   (1,429)         --
            Reduction due to exercise of warrants................   (4,250)         --
                                                                   -------     -------
        Balance at end of year...................................  $ 4,321     $ 9,691
                                                                   =======     =======

     The carrying value of Subordinated Debt approximated fair value at August 31, 1997 and 1996. See Note 6 for further discussion.

16. REDEEMABLE PREFERRED STOCK

     Mego Financial had designated 300,000 shares of its 5,000,000 authorized preferred shares as Series A, 12% Cumulative Preferred Stock, par value, $.01 per share. The remaining 4,700,000 authorized preferred shares have not been designated. As of August 31, 1993, Mego Financial sold 300,000 shares of its Series A, 12% Cumulative Preferred Stock (Preferred Stock), at a price of $10 per share. The Preferred Stock was stated at its par value of $.01 per share, and redemption value of $10 per share. Mego Financial was obligated to redeem 100,000 shares of Preferred Stock on August 31, 1995, at $10 per share. In August 1995, Mego Financial gave notice of redemption of 100,000 shares. On September 1, 1995, after receipt of the certificates, Mego Financial redeemed 100,000 shares of its Preferred Stock. On August 31, 1996, the holder of Mego Financial's 200,000 shares of outstanding 12% cumulative Preferred Stock with a redemption price of $2,000,000 redeemed their shares for 343,347 shares of Mego Financial's common stock. The number of common shares exchanged was based upon the 10 day average closing stock price of $5.825 for Mego Financial's common stock immediately prior to August 31, 1996. In conjunction with the exchange, the expiration date of the warrants outstanding to purchase 300,000 shares of Mego Financial's common stock at a price of $1.20, issued in conjunction with the Preferred Stock, and due to expire on August 31, 1996, was extended to August 31, 1997. In February 1997, the warrants were exercised and 300,000 shares of Mego Financial common stock were issued.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

17. INCOME TAXES

     Mego Financial files a consolidated federal income tax return with its subsidiaries for its tax year which ends the last day of February. The operations of MMC will no longer be included subsequent to the Spin-off which occurred on September 2, 1997.

     The benefit from continuing operations recorded for fiscal 1997 is a result of the use of net operating loss (NOL) carryforwards which were previously fully reserved and currently are used to offset income from the discontinued operations on a consolidated basis. In addition, due to changes in facts and circumstances determined in fiscal 1997, certain income tax liability reserves recorded in prior periods were reversed.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) temporary differences between the timing of revenue recognition for book purposes and for income tax purposes, and (c) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of August 31, 1997 and 1996 are as follows (thousands of dollars):

                                                                           AUGUST 31,
                                                                       -------------------
                                                                        1997        1996
                                                                       -------     -------
    Deferred tax liabilities:
      Difference between book and tax carrying value of assets.......  $    --     $ 3,065
      Timing of revenue recognition..................................   13,279       8,347
                                                                       -------     -------
                                                                        13,279      11,412
                                                                       -------     -------
    Deferred tax assets:
      Difference between book and tax carrying value of assets.......    4,821          --
      Other..........................................................    2,223       1,341
                                                                       -------     -------
                                                                         7,044       1,341
                                                                       -------     -------
              Net deferred tax liability.............................  $ 6,235     $10,071
                                                                       =======     =======

     The provision for taxes as reported is different from the tax provision computed by applying the statutory federal rate of 34%. The differences are as follows (thousands of dollars):

                                                             1997        1996        1995
                                                           --------     -------     -------
    Loss from continuing operations before income
      taxes..............................................  $  4,656     $ 2,487     $ 1,524
                                                           ========     ========    ========
    Tax at the statutory federal rate....................    (1,583)       (846)       (518)
    Increase (decrease) in taxes resulting from:
      Payments to assignors..............................        --          --         813
      Amortization of negative goodwill..................        --          --          70
      Contributions in aid of construction...............        --          81         929
      Preferred stock dividends..........................        --         (82)       (122)
      Application of NOL carryforwards and changes in
         certain income tax liability reserves...........   (11,079)         --          --
      Other..............................................        --        (221)       (156)
                                                           --------     --------    --------
      Total..............................................  $(12,662)    $(1,068)    $ 1,016
                                                           ========     ========    ========

     The income tax provision applied to discontinued operations exceeds the statutory federal rate primarily due to state income taxes.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

18. STOCKHOLDERS' EQUITY

     Mego Financial has a stock option plan (Stock Option Plan), adopted November 1993, for officers and key employees which provides for non-qualified and qualified incentive options. The Stock Option Committee of the Board of Directors determines the option price (not to be less than fair market value for qualified incentive options) at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option at the cumulative rate of 20% per year commencing December 22, 1994, for three years and the remaining 40% after December 22, 1997. In August 1997, in connection with the Spin-off of MMC, the Stock Option Committee vested all options previously granted, excluding those granted subsequent to February 26, 1997.

     The following table sets forth shares reserved and options exercised, granted and forfeited for the following periods:

                                                                       NUMBER
                                                                         OF         PRICE PER
                                                   RESERVE SHARES     OPTIONS         SHARE
                                                   --------------     --------     ------------
    At November 17, 1993.........................      525,000              --     $         --
    Granted to more than 10% stockholder.........           --          35,000     $       2.75
    Granted to others............................           --         355,000     $       2.50
                                                      --------        --------

    At August 31, 1994...........................      525,000         390,000     $  2.50/2.75
    Exercised....................................       (2,000)         (2,000)
    Forfeited....................................           --          (8,000)
    Granted......................................           --          85,000     $  8.00/8.75
                                                      --------        --------

    At August 31, 1995...........................      523,000         465,000
    Exercised....................................       (4,000)         (4,000)
    Forfeited....................................           --          (6,000)
    Granted......................................           --          25,000     $      5.875
                                                      --------        --------

    At August 31, 1996...........................      519,000         480,000     $  2.50/8.75
    Exercised....................................     (455,000)       (455,000)
    Forfeited....................................           --         (50,000)
    Granted......................................      500,000(1)       70,000     $ 5.625/6.75
                                                      --------        --------

    At August 31, 1997...........................      564,000          45,000     $      5.625
                                                      ========        ========

---------------

(1) The Stock Option Plan was increased by 500,000 shares upon shareholder approval which was obtained on September 9, 1997. On September 3, 1997, an additional 873,000 incentive stock options were granted under the Stock Option Plan to employees at fair market value, which was authorized by the Stock Option Committee, of which 15,000 are subject to future shareholder approval of certain amendments to the Stock Option Plan in accordance with applicable law. There were no options exercisable under this plan at August 31, 1997.

     SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from non employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the entity instruments issued, whichever is more reliably measurable. The Company elected to continue to apply the provisions of APB Opinion No. 25 as permitted by SFAS 123 and, accordingly, provides pro forma disclosure below.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

     Stock options granted under Mego Financial's Stock Option Plan are qualified stock options that: (1) are generally granted at prices which are equal to the market value of the stock on the date of grant; (2) subject to a grantee's continued employment with the Company, vest at various periods over a four year period; and (3) expire ten years subsequent to the award.

     A summary of the status of Mego Financial's stock options granted under the Stock Option Plan as of August 31, 1997, 1996 and 1995 and the changes during the year is presented below:

                                           AUGUST 31, 1997       AUGUST 31, 1996       AUGUST 31, 1995
                                         -------------------   -------------------   -------------------
                                                   WEIGHTED-             WEIGHTED-             WEIGHTED-
                                                    AVERAGE               AVERAGE               AVERAGE
                                                   EXERCISE              EXERCISE              EXERCISE
                                          SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                         --------  ---------   --------  ---------   --------  ---------
Outstanding at beginning of year.......   480,000   $ 3.746     465,000   $ 3.605     390,000   $ 2.522
Granted................................    70,000     6.027      25,000     5.875      85,000     8.441
Exercised..............................   455,000     3.512       4,000     2.500       2,000     2.500
Forfeited..............................    50,000     7.375       6,000     2.500       8,000     2.500
                                          -------               -------               -------
Outstanding at end of year.............    45,000     5.625     480,000     3.746     465,000     3.605
                                          =======               =======               =======
Options exercisable at end of year.....        --        --     165,000     3.133      76,000     2.523
                                          =======               =======               =======

     The fair value of each option granted during fiscal 1997, 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (1) dividend yield of zero; (2) expected volatility of 59.3%; (3) risk-free interest rate of 6% for 1997, 1996 and 1995 and; (4) expected life of 7 years. The weighted-average fair value of options granted during 1997, 1996 and 1995 were $3.93, $3.83, and $5.51, respectively. As of August 31, 1997, there were 45,000 options outstanding which have an exercise price of $5.625 per common share and a weighted-average remaining contractual life of 9.7 years. In August 1997, in connection with the Spin-off of MMC, the Stock Option Committee vested all options granted, excluding those granted subsequent to February 26, 1997.

     Had compensation cost for Mego Financial's fiscal 1997, 1996 and 1995 grants for stock options been determined consistent with SFAS 123, the Company's pro forma net income and pro forma net income per common share for fiscal 1997, 1996 and 1995 would approximate the pro forma amounts below (thousand of dollars, except per share amounts):

                                      AUGUST 31, 1997           AUGUST 31, 1996           AUGUST 31, 1995
                                  -----------------------   -----------------------   -----------------------
                                  AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                  -----------   ---------   -----------   ---------   -----------   ---------
Net income applicable to common
  stock.........................    $19,340      $19,042      $ 4,611      $ 4,431      $ 1,407      $ 1,291
Net income per common share:
  Primary.......................       0.99         0.98         0.24         0.23         0.08         0.07
  Fully-diluted.................       0.99         0.97         0.24         0.23         0.07         0.07

     In addition to the 1,000,000 warrants exercised as described in Note 15, an additional 1,300,000 warrants were exercised in August 1997 for $7,485,000. As of August 31, 1997 there were no warrants outstanding.

19. TIMESHARE INTEREST SALES AND LAND SALES

     Timeshare interest sales, net -- A summary of the components of timeshare interest sales is as follows (thousands of dollars):

                                                            FOR THE YEARS ENDED AUGUST 31,
                                                            -------------------------------
                                                             1997        1996        1995
                                                            -------     -------     -------
    Timeshare interest sales..............................  $39,850     $33,178     $26,272
    Less: Provision for cancellations.....................   (7,597)     (5,400)     (5,590)
                                                            -------     -------     -------
              Total.......................................  $32,253     $27,778     $20,682
                                                            =======     =======     =======

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

     Land sales, net -- A summary of the components of land sales is as follows (thousands of dollars):

                                                            FOR THE YEARS ENDED AUGUST 31,
                                                            -------------------------------
                                                             1997        1996        1995
                                                            -------     -------     -------
    Land sales............................................  $19,248     $22,346     $24,717
    Less: Provision for cancellations.....................   (2,622)     (4,378)     (3,905)
                                                            -------     -------     -------
              Total.......................................  $16,626     $17,968     $20,812
                                                            =======     =======     =======

     The following table reflects the maturities of receivables from land sales for each of the five years after August 31, 1997 (thousands of dollars):

                                                     1998      1999      2000     2001      2002
                                                     ----     ------     ----     ----     ------
Land receivables maturities........................  $516     $1,348     $348     $603     $1,785

     The range of interest rates are from 0.0% to 14.5% and the weighted-average interest rate at August 31, 1997 was 11.4%.

     The delinquency information related to land loans at August 31, 1997 is as follows (thousands of dollars):

                                                            PRINCIPAL BALANCE   % OF LOANS SERVICED
                                                            -----------------   -------------------
    30 - 59 days..........................................       $ 1,812                1.5%
    60 - 90 days..........................................           338                0.3%
    Over 90 days..........................................         1,895                1.6%

     The amount of recorded expenditures for improvements on land was $68,000 during fiscal 1996, and the estimated total costs and expenditures for improvements on these loans for the next five years are deemed immaterial for disclosure purposes at August 31, 1997. No material obligations for future improvements on land existed at August 31, 1997.

20. RELATED PARTY TRANSACTIONS

     Timeshare Owners' Associations -- Owners' Associations have been incorporated for the Grand Flamingo, Reno Spa, Brigantine, Steamboat Springs, Aloha Bay and Orlando timesharing resorts. The respective Owners' Associations are independent not-for-profit corporations. PEC acts as the managing agent for these Owners' Associations and the White Sands Waikiki Resort Club, which is a division of PEC, (Associations) and has received management fees for its services of $2,198,000, $2,081,000 and $1,988,000 in 1997, 1996 and 1995,
respectively. Such fees were recorded under the caption of other revenue. The expenses of PEC for management of each timeshare resort are incurred to preserve the integrity of the property and the portfolio performance on an on-going basis beyond the end of the sales period. PEC does not manage resorts of other developers and would not collect management fees or incur expenses were it not part of the total timeshare sale package and support of the portfolio. The owners of timeshare interests in each Association are responsible for payment to the Associations of assessments, which are intended to fund all of the operating expenses at each of the resort facilities. The Company's share of the Association Assessments, net of room income, was $1,589,000, $983,000 and $56,000 for 1997, 1996 and 1995, respectively, and have been recorded under the caption general and administrative expense. The Company has in the past financed budget deficits of the Associations as is reflected in the receivable from such Associations, but is not obligated to do so in the future.

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

holder does not satisfy the lien after having an opportunity to do so, the Company acquires the timeshare interest for the amount of the lien and any foreclosure costs.

     At August 31, 1997 and 1996, $500,000 was due to Owners' Associations and $623,000 was due from Owners' Associations, respectively. The $500,000 is included under the caption accounts payable and accrued liabilities at August 31, 1997 and the $623,000 is included under the caption of other assets at August 31, 1996.

     Payments to Assignors -- Certain transactions have been entered into with the Assignors, who are affiliates of certain officers and directors of the Company, and these transactions are more fully described in Notes 2 and 15. During the years ended August 31, 1997, 1996 and 1995, approximately $5,225,000, $1,196,000 and $2,301,000, including interest of $1,218,000, $1,196,000 and
$473,000, respectively, were paid to the Assignors. In connection with the exercise of warrants for 1,000,000 shares of common stock, a non-cash payment of $4,250,000 was recorded, whereby the Subordinated Debt was reduced by such amount. See Note 15 for further discussion.

     Transactions with MMC -- In November 1996, MMC consummated the IPO and as a result, the Company's ownership of MMC was reduced to approximately 81.3% of the outstanding common stock. On September 2, 1997, Mego Financial distributed all of its 10,000,000 shares of MMC's common stock to Mego Financial's shareholders in the Spin-off. To fund MMC's past operations and growth and in conjunction with filing consolidated income tax returns, MMC incurred debt to the Company and its subsidiary PEC. The amount of intercompany debt was $10,100,000 at August 31, 1997 and $12,813,000 at August 31, 1996 of which approximately $3,400,000 was paid in October 1997 together with $500,000 advanced by the Company to MMC in September 1997. Prior to the IPO, the Company had guaranteed MMC's obligations under MMC's credit agreements and an office lease. The guarantees of MMC's credit agreements were released upon consummation of the IPO. MMC did not pay any compensation to the Company for such guarantees.

     On August 29, 1997, MMC and the Company entered into an agreement (the Payment Agreement) with respect to MMC's repayment after the Spin-off of (i) a portion of the debt owed by MMC to the Company as of May 31, 1997 aggregating approximately $3,400,000 (the May Amounts) and (ii) debt owed by MMC to the Company as of August 31, 1997 in addition to the May Amounts (the Excess Amounts). The May Amounts consist of a portion of the debt owed by MMC to the Company as of May 31, 1997 in respect of funds advanced by the Company to MMC through such date, the portion of the Warrant Value (as hereinafter defined) amortized through such date and amounts owed under the tax allocation and indemnification agreement between the Company and MMC as of such date. The Excess Amounts consist of funds advanced by the Company to MMC during the period commencing June 1, 1997 and ended August 31, 1997 (the Excess Period), the portion of the Warrant Value amortized during the Excess Period and amounts accrued under the tax allocation and indemnification agreement during the Excess Period. Warrants valued at $3,000,000 (the Warrant Value) were issued by the Company to a financial institution in connection with MMC's agreement with that financial institution to purchase up to $2 billion of loans from MMC. Pursuant to the Payment Agreement, MMC agreed to repay the May Amounts upon the earlier to occur of (i) the first consummation after the date of the agreement of a public or private debt or equity transaction by MMC of at least $25,000,000 in amount or (ii) August 31, 1998. MMC repaid the May Amounts plus $500,000 advanced by Mego Financial in September 1997 with a portion of the net proceeds of a private placement of MMC's subordinated notes in October 1997. MMC has further agreed to repay the Excess Amounts upon the earlier to occur of (i) the second consummation after the date of the agreement of a public or private debt or equity transaction by MMC of at least $25,000,000 in amount or (ii) August 31, 1998. The amount of the amortization of the Warrant Value for each of the months of September, October, November and December 1997 will be payable January 31, 1998. Commencing in January 1998, the unpaid balance of the

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

Warrant Value will continue to be amortized on a monthly basis and the amount of such amortization will be due and payable within 30 days from the end of each fiscal quarter.

     Under the Payment Agreement, the Company may, but is not obligated to, make advances to PEC on behalf of MMC. Advances, if any, by the Company on behalf of MMC to PEC will be due and payable within 30 days after the close of the month in which such advance was made. Under the Payment Agreement, any amount owed by MMC to the Company that is not paid when due will bear interest from such due date until paid at the rate of 10% per annum.

     Although the Company may provide funds to MMC or guarantee MMC's indebtedness or other obligations in the future, it is not anticipated that it will do so and it has no obligation to do so.

     Tax Sharing and Indemnity Agreement. For taxable periods up to the date of the Spin-off, the results of operations of MMC are includable in the income tax returns filed by the Company's affiliated group for federal income tax purposes. Following the Spin-off, MMC will remain liable for any amounts payable to the Company pursuant to the tax sharing agreements in effect prior to the date of the Spin-off. From and after the date of the Spin-off, MMC no longer will file consolidated returns with the Company's affiliated group but will file separate consolidated returns with its subsidiaries. PEC is under the same tax sharing arrangement as MMC was prior to the IPO.

     Management Services Provided by PEC. MMC and PEC were parties to a management services arrangement pursuant to which certain executive, accounting, legal, management information, data processing, human resources, advertising and promotional personnel of PEC provided services to MMC on an as needed basis. For the years ended August 31, 1997, 1996 and 1995, approximately $967,000, $671,000 and $690,000, respectively, of the salaries and expenses of certain employees of PEC were attributable to and paid by MMC in connection with services rendered by such employees to MMC. In addition, during the years ended August 31, 1997, 1996 and 1995, MMC paid PEC for developing certain computer programming, incurring costs of $0, $56,000 and $36,000, respectively.

     MMC has entered into a formal management services agreement with PEC, effective as of September 1, 1996, pursuant to which PEC has agreed to provide the following services to MMC for an aggregate annual fee of approximately $967,000 payable monthly: strategic planning, management and tax, accounting and finance, legal, management information systems, insurance management, human resources, and purchasing.

     Servicing Agreement between PEC and MMC. Prior to September 1, 1996, MMC had an arrangement with PEC pursuant to which it paid annual servicing fees at an annual rate of 50 basis points on the principal balance of loans serviced. For the years ended August 31, 1997, 1996 and 1995, MMC paid servicing fees to PEC of approximately $1,874,000, $709,000 and $232,000, respectively. MMC has entered into a servicing agreement with PEC (the Servicing Agreement), providing for the payment of servicing fees at an annual rate of 50 basis points on the principal balance of loans serviced per year. The Servicing Agreement was modified effective September 1, 1997, to provide for the payment of servicing fees at an annual rate of 40 basis points on the principal balance of loans serviced per year, reducing to 35 basis points per year on the later to occur of
(i) January 1, 1998 or (ii) the first day of the month following the month in which MMC's loan portfolio serviced by PEC equals or exceeds $1 billion. For the years ended August 31, 1997, 1996 and 1995, MMC incurred interest expense in the amount of $16,000, $29,000 and $85,000, respectively, related to fees payable to PEC for these services. The interest rates were based on PEC's average cost of funds and equaled 10.48% in 1997, 10.68% in 1996 and 11.8% in 1995.

21. COMMITMENTS AND CONTINGENCIES

     Future Improvements -- Central Nevada Utilities Company (CNUC), a subsidiary, has issued performance bonds of $2,943,000 outstanding at August 31, 1997, to ensure the completion of water, sewer and other

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

improvements in portions of the Calvada development areas. The cost of the improvements will be offset by the future receipt of betterment fees and connection fees.

     Leases -- The Company leases certain real estate for sales offices. The Company also leases its Hawaii real estate for timeshare usage. Rental expense for fiscal 1997, 1996 and 1995 was $2,339,000, $2,567,000 and $2,292,000,
respectively. Future minimum rental payments under operating leases are set forth below (thousands of dollars):

                          FOR THE YEARS ENDING AUGUST 31,
            ------------------------------------------------------------
                 1998...................................................  $3,118
                 1999...................................................     869
                 2000...................................................     654
                 2001...................................................     642
                 2002...................................................     415
                 Thereafter.............................................     228
                                                                          ------
                      Total.............................................  $5,926
                                                                          ======

     Litigation -- In the matter of the PEC Apartment Subsidiaries litigation previously reported upon, an order for judgment of $3,346,000 was rendered against PEC on its limited guaranty, in connection with the defendants' counterclaim. Pursuant to a stipulation between the parties dated as of May 15, 1995, PEC paid the amount of $2,900,000 on June 15, 1995 in full settlement of this matter. Because the reserve recorded in the financial statements of the Company exceeded the amount of the settlement, the Company recognized a gain on discontinued operations of $873,000, net of taxes of $450,000 in fiscal 1995.

     Following the Company's November 10, 1995 announcement disclosing certain accounting adjustments, an action was filed on November 13, 1995, in the United States District Court, District of Nevada (Court) by Christopher Dunleavy, as a purported class action against the Company, certain of the Company's officers and directors and the Company's independent auditors. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the preparation and issuance of certain of the Company's financial reports issued in 1994 and 1995, including certain financial statements reported on by the Company's independent auditors. The complaint also alleges that one of the director defendants violated the federal securities laws by engaging in "insider trading." The named plaintiff seeks to represent a class consisting of purchasers of Mego Financial's common stock between January 14, 1994 and November 9, 1995, and seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the court may deem just and proper.

     On November 16, 1995, a second action was filed in the Court by Alan Peyser as a purported class action against the Company and certain of its officers and directors, which was served on the Company on December 20, 1995. The complaint alleges, among other things, that the defendants violated the federal securities laws by making statements and issuing certain financial reports in 1994 and 1995 that overstated the Company's earnings and business prospects. The named plaintiff seeks to represent a class consisting of purchasers of Mego Financial's common stock between November 28, 1994 and November 9, 1995. The complaint seeks damages in an unspecified amount, cost, attorney's fees and such other relief as the Court may deem just and proper.

     On or about June 10, 1996, the Dunleavy Action and Peyser Action were consolidated under the caption "In re Mego Financial Corp. Securities Litigation," Master File No. CV-9-95-01082-LD (RLJ), pursuant to a stipulation by the parties.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

     On December 26, 1996, in the above captioned matter, Michael Nadler filed a purported class action complaint against the Company, certain of the Company's officers and directors, and the Company's independent auditors. The complaint alleges that the defendants violated the federal securities laws and common law and contain allegations similar to those contained in the Dunleavy and Peyser complaints.

     On February 13, 1997, defendants moved to dismiss Nadler's complaint. On March 13, 1997, Nadler filed a "Motion for the Filing of a Consolidated Complaint and a Class Certification Motion, the Holding of a Pretrial Conference and the Suspension of Briefing on Defendants' Motions to Dismiss." The Company opposed that motion. On March 31, 1997, the Court, among other things, denied without prejudice to refiling after either the filing of a consolidated complaint or a ruling on Nadler's motion for the filing of a consolidated complaint, and defendants' motions to dismiss Nadler's complaint.

     On May 12, 1997, counsel for the plaintiffs in the Dunleavy and Peyser actions, and counsel for the defendants executed a Memorandum of Understanding with respect to a proposed settlement. The proposed settlement, which is subject to a number of conditions, including approval by the Court, calls for certification, for settlement purposes only, of a class consisting of all purchasers of Mego Financial stock (excluding the defendants and their respective directors, executive officers, partners and affiliates and their respective immediate families, heirs, successors and assigns) during the period from January 14, 1994 through November 9, 1995, inclusive, and for creation of a settlement fund of $1,725,000. The portion of this amount to be contributed by the Company, net of anticipated directors and officers insurance proceeds and contribution by another defendant, is not expected to have a material adverse effect on the Company. The parties anticipate submitting papers to the Court in due course seeking approval of the settlement. Final approval of the settlement is expected to dispose of all class claims in the litigation, including those asserted by Nadler. The Company believes that it has substantial defenses to all of the complaints that have been filed against it described above, and that the likelihood of a material liability being incurred by the Company is remote. However, the Company presently cannot predict the outcome of this matter.

     On November 22, 1996, D. Anthony Pullella filed an action in the Superior Court, Chancery Division, Atlantic County, New Jersey (Case No. ATL-C-175-96) against Brigantine Preferred Properties, Inc. ("BPP") and the Brig, Inc., subsidiaries of PEC. The complaint requests an order requiring the sale to the Plaintiff of the restaurant and bar facility in the Brigantine Inn Resort Club, pursuant to alleged obligations in a lease and management agreement, and also asks for unspecified compensatory and punitive damages. On September 10, 1997, BPP filed an answer and counterclaim in this action. In its counterclaim, BPP requests an order terminating the management agreement for the failure of Pullella to perform all of his obligations under such agreement, the return of Pullella's 1% interest in the Brig, Inc., the subsidiary of the Company holding the liquor license, and overdue rent of approximately $25,500. The Company believes that the defendants have valid defenses to the complaint, valid claims in the counterclaim and does not believe that the matter will have a material adverse effect on the business or financial condition of the Company.

     In the general course of business the Company, at various times, has been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the business or financial condition of the Company.

     Contingencies -- At August 31, 1997, irrevocable letters of credit in the amount of $2,084,000 were issued and outstanding to secure certain obligations of the Company. These letters are collateralized by notes receivable in the amount of $2,530,000.

     License Agreement -- In April 1995, PEC entered into a strategic alliance pursuant to which PEC was granted a ten-year (including a renewal option) exclusive license to operate both its existing and future timeshare properties under the name "Ramada Vacation Suites." PEC has renamed its timeshare resorts. The arrangement provides for the payment by PEC of an initial access fee of $1,000,000, which has been paid, and

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

monthly recurring fees equal to 1% of PEC's Gross Sales (as defined) each month through January 1996 and 1.5% of PEC's Gross Sales each month commencing in February 1996. The initial term of the arrangement is five years and PEC has the option to renew the arrangement for an additional term of five years.

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables reflect consolidated quarterly financial data for the Company for the fiscal years ended August 31, 1997 and 1996 (thousands of dollars, except per share amounts):

                                                              FOR THE THREE MONTHS ENDED
                                                 -----------------------------------------------------
                                                 AUGUST 31,    MAY 31,     FEBRUARY 28,   NOVEMBER 30,
                                                    1997         1997          1997           1996
                                                 ----------   ----------   ------------   ------------
REVENUES:
Net timeshare interest and land sales..........  $   12,774   $   13,202    $    11,956    $   10,947
Gain on sale of receivables....................         620          503            441           449
Interest income................................       1,828        1,941          1,762         1,637
Financial income and other.....................       2,219        2,609          2,493         2,115
                                                 ----------   ----------     ----------    ----------
          Total revenues.......................      17,441       18,255         16,652        15,148
                                                 ----------   ----------     ----------    ----------
EXPENSES:
Direct costs of timeshare interest and land
  sales........................................       2,501        1,746          1,612         1,634
Operating expenses.............................      14,967       14,326         14,014        12,894
Interest expense...............................       2,107        2,084          2,116         2,151
                                                 ----------   ----------     ----------    ----------
          Total expenses.......................      19,575       18,156         17,742        16,679
                                                 ----------   ----------     ----------    ----------
Income (loss) from continuing operations before
  income taxes.................................      (2,134)          99         (1,090)       (1,531)
Income taxes (benefit).........................      (7,653)      (2,084)        (2,458)         (467)
Income (loss) from continuing operations.......       5,519        2,183          1,368        (1,064)
Income from discontinued operations, net of
  taxes and minority interest..................       3,747        2,944          2,413         2,230
                                                 ----------   ----------     ----------    ----------
Net income applicable to common stock..........  $    9,266   $    5,127    $     3,781    $    1,166
                                                 ==========   ==========     ==========    ==========
EARNINGS (LOSS) PER COMMON SHARE:
Primary:
  Income (loss) from continuing operations.....  $     0.28   $     0.12    $      0.07    $    (0.05)
  Income from discontinued operations..........        0.19         0.15           0.12          0.11
  Cumulative preferred stock dividends.........          --           --             --            --
                                                 ----------   ----------     ----------    ----------
  Net income applicable to common stock........  $     0.47   $     0.27    $      0.19    $     0.06
                                                 ==========   ==========     ==========    ==========
  Weighted-average number of common shares and
     common share equivalents outstanding......  19,619,687   19,299,365     19,662,582    19,585,940
                                                 ==========   ==========     ==========    ==========
FULLY-DILUTED:
  Income (loss) from continuing operations.....  $     0.28   $     0.12    $      0.07    $    (0.05)
  Income from discontinued operations..........        0.19         0.15           0.12          0.11
  Cumulative preferred stock dividends.........          --           --             --            --
                                                 ----------   ----------     ----------    ----------
  Net income applicable to common stock........  $     0.47   $     0.27    $      0.19    $     0.06
                                                 ==========   ==========     ==========    ==========
  Weighted-average number of common shares and
     common share equivalents outstanding......  19,686,805   19,310,198     19,662,582    19,724,579
                                                 ==========   ==========     ==========    ==========

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

                                                              FOR THE THREE MONTHS ENDED
                                                ------------------------------------------------------
                                                AUGUST 31,     MAY 31,     FEBRUARY 29,   NOVEMBER 30,
                                                   1996          1996          1996           1995
                                                -----------   ----------   ------------   ------------
REVENUES:
Net timeshare interest and land sales.........  $    10,345   $   12,449    $    11,159    $   11,793
Gain on sale of receivables...................          251          394             39           432
Interest income...............................        2,361        1,843          1,366         1,024
Financial income and other....................        2,627        2,374            836         1,359
                                                 ----------   ----------     ----------    ----------
          Total revenues......................       15,584       17,060         13,400        14,608
                                                 ----------   ----------     ----------    ----------
EXPENSES:
Direct costs of timeshare interest and land
  sales.......................................        1,499        1,447          1,387         1,509
Operating expenses............................       14,209       13,641         11,007        11,126
Interest expense..............................        2,278        2,856          1,057         1,123
                                                 ----------   ----------     ----------    ----------
          Total expenses......................       17,986       17,944         13,451        13,758
                                                 ----------   ----------     ----------    ----------
Income (loss) from continuing operations
  before income taxes.........................       (2,402)        (884)           (51)          850
Income taxes (benefit)........................         (595)        (485)          (122)          134
                                                 ----------   ----------     ----------    ----------
Income (loss) from continuing operations......       (1,807)        (399)            71           716
Income from discontinued operations, net of
  taxes.......................................        2,076          705          1,407         2,082
                                                 ----------   ----------     ----------    ----------
Cumulative preferred stock dividends (1)......           60           40             60            80
                                                 ----------   ----------     ----------    ----------
Net income applicable to common stock.........  $       209   $      266    $     1,418    $    2,718
                                                 ==========   ==========     ==========    ==========
EARNINGS (LOSS) PER COMMON SHARE:
Primary:
  Income (loss) from continuing operations....  $     (0.10)  $    (0.03)   $        --    $     0.04
  Income from discontinued operations.........         0.11         0.04           0.08          0.11
  Cumulative preferred stock dividends........           --           --             --            --
                                                 ----------   ----------     ----------    ----------
  Net income applicable to common stock.......  $      0.01   $     0.01    $      0.08    $     0.15
                                                 ==========   ==========     ==========    ==========
  Weighted-average number of common shares and
     common share equivalents outstanding.....   18,587,472   18,087,556     18,087,556    18,087,556
                                                 ==========   ==========     ==========    ==========
Fully-diluted:
  Income (loss) from continuing operations....  $     (0.10)  $    (0.02)   $        --    $     0.04
  Income from discontinued operations.........         0.11         0.03           0.07          0.11
  Cumulative preferred stock dividends........           --           --             --         (0.01)
                                                 ----------   ----------     ----------    ----------
  Net income applicable to common stock.......  $      0.01   $     0.01    $      0.07    $     0.14
                                                 ==========   ==========     ==========    ==========
  Weighted-average number of common shares and
     common share equivalents outstanding.....   19,286,027   19,484,667     19,463,556    19,463,556
                                                 ==========   ==========     ==========    ==========

---------------

(1) See Note 17 of Notes to Consolidated Financial Statements.