Form 10-Q
period 1997-11-30
MEGO FINANCIAL CORP
filed 1998-01-14
CIK 736035

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM          TO
                                                      ----------  ----------

                         COMMISSION FILE NUMBER: 1-8645




                              MEGO FINANCIAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEW YORK                                          13-5629885
 (STATE OR OTHER JURISDICTION OF                          (I. R. S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                   4310 PARADISE ROAD, LAS VEGAS, NEVADA 89109
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (702) 737-3700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  [X]    NO[  ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of January 5, 1998, there were 21,009,506 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

================================================================================

                           MEGO FINANCIAL CORP. AND SUBSIDIARIES



                                      INDEX


                                                                                             Page
PART I     FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements (unaudited)

           Condensed Consolidated Statements of Financial Condition at
           November 30, 1997 and August 31, 1997...............................................1

           Condensed Consolidated Statements of Operations for the Three Months Ended
           November 30, 1997 and 1996  ........................................................2

           Condensed  Consolidated  Statements  of  Stockholders'  Equity for the Three Months
           Ended November 30, 1997 ............................................................3

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           November 30, 1997 and 1996 .........................................................4

           Notes to Condensed Consolidated Financial Statements................................5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................................10

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings..................................................................18

Item 6.    Exhibits and Reports on Form 8-K...................................................19

SIGNATURE.....................................................................................20

PART I    FINANCIAL INFORMATION
ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                                                                  NOVEMBER 30,        AUGUST 31,
ASSETS                                                                                               1997                1997
                                                                                                   --------            --------
Cash and cash equivalents                                                                          $  4,656            $ 10,376
Restricted cash                                                                                       2,018               2,049
Notes receivable, net of allowance for cancellations and discounts of $12,763
   at November 30, 1997 and $11,341 at August 31, 1997                                               37,499              34,274
Interest only receivables, at fair value                                                              3,226               3,296
Timeshare interests held for sale                                                                    35,722              35,088
Land and improvements inventory                                                                       2,297               2,206
Other investments                                                                                     2,429               2,149
Property and equipment, net of accumulated depreciation of $15,834 at November 30, 1997
   and $15,292 at August 31, 1997                                                                    24,535              24,220
Deferred selling costs                                                                                3,279               3,153
Prepaid debt expenses                                                                                 1,318               1,286
Other receivables                                                                                     8,456                  --
Other assets                                                                                          7,543               6,930
Net assets of discontinued operations                                                                    --              53,276
                                                                                                   --------            --------

            TOTAL ASSETS                                                                           $132,978            $178,303
                                                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes and contracts payable                                                                     $ 68,172            $ 65,569
   Accounts payable and accrued liabilities                                                          15,470              17,202
   Reserve for notes receivable sold with recourse                                                    7,185               8,703
   Deposits                                                                                           3,119               2,983
   Negative goodwill                                                                                     45                  53
   Income taxes payable                                                                               6,235               6,235
                                                                                                   --------            --------

            Total liabilities before subordinated debt                                              100,226             100,745
                                                                                                   --------            --------

Subordinated debt                                                                                     4,056               4,321
                                                                                                   --------            --------

Stockholders' equity:
   Preferred stock, $.01 par value (authorized--5,000,000 shares, none outstanding)                      --                  --
   Common stock, $.01 par value (authorized--50,000,000 shares;  issued and
     outstanding--21,009,506 shares at November 30, and August 31, 1997)                                210                 210
   Additional paid-in capital                                                                        12,789              34,524
   Retained earnings                                                                                 15,697              38,503
                                                                                                   --------            --------

            Total stockholders' equity                                                               28,696              73,237
                                                                                                   --------            --------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $132,978            $178,303
                                                                                                   ========            ========













            See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                                   (unaudited)



                                                                                 THREE MONTHS ENDED
                                                                                     NOVEMBER 30,
                                                                         -------------------------------------
                                                                             1997                     1996
                                                                         ------------             ------------
REVENUES OF CONTINUING OPERATIONS
   Timeshare interest sales, net                                         $      8,835             $      7,556
   Land sales, net                                                              3,026                    3,391
   Gain on sale of notes receivable                                                --                      449
   Interest income                                                              1,624                    1,637
   Financial income                                                             1,018                      559
   Incidental operations                                                          761                      726
   Other                                                                          823                      813
                                                                         ------------             ------------
            Total revenues of continuing operations                            16,087                   15,131
                                                                         ------------             ------------

COSTS AND EXPENSES OF CONTINUING OPERATIONS
   Direct cost of:
     Timeshare interest sales                                                   1,847                    1,324
     Land sales                                                                   399                      310
     Incidental operations                                                        700                      690
   Commissions and selling                                                      7,790                    7,693
   Depreciation                                                                   579                      479
   Interest expense                                                             1,716                    2,151
   General and administrative                                                   4,421                    4,015
                                                                         ------------             ------------
            Total costs and expenses of continuing operations                  17,452                   16,662
                                                                         ------------             ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                            (1,365)                  (1,531)

INCOME TAXES (BENEFIT)                                                             --                     (467)
                                                                         ------------             ------------

LOSS FROM CONTINUING OPERATIONS                                                (1,365)                  (1,064)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES
   OF $1,533 FOR NOVEMBER 30, 1996 AND NET OF $63 OF MINORITY
   INTEREST FOR  NOVEMBER 30, 1996                                                 --                    2,230
                                                                         ------------             ------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                             $     (1,365)            $      1,166
                                                                         ============             ============

EARNINGS (LOSS) PER COMMON SHARE
   Primary:
     Loss from continuing operations                                     $      (0.06)            $      (0.05)
     Income from discontinued operations                                           --                     0.11
                                                                         ------------             ------------
     Net income (loss) applicable to common stock                        $      (0.06)            $       0.06
                                                                         ============             ============

   Weighted-average number of common shares and
     common share equivalents outstanding                                  21,009,506               19,585,940
                                                                         ============             ============

   Fully-diluted:
     Loss from continuing operations                                              N/A             $      (0.05)
     Income from discontinued operations                                          N/A                     0.11
                                                                         ------------             ------------
     Net income (loss) applicable to common stock                                 N/A             $       0.06
                                                                         ============             ============

   Weighted-average number of common shares and
     common share equivalents outstanding                                         N/A               19,724,579
                                                                         ============             ============









            See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (thousands of dollars, except per share amounts)
                                   (unaudited)



                                                         COMMON STOCK         ADDITIONAL
                                                         $.01 PAR VALUE         PAID-IN      RETAINED
                                                      SHARES       AMOUNT       CAPITAL      EARNINGS        TOTAL
                                                    ----------   ----------   ----------    ----------    ----------
Balance at August 31, 1997                          21,009,506   $      210   $   34,524    $   38,503    $   73,237

Distribution of Mego Mortgage Corporation
   common stock in connection with the Spin-off
   (see Note 4 of Notes to Condensed Consolidated
   Financial Statements)                                    --           --      (21,735)      (21,441)      (43,176)

Net loss for the three months ended
   November 30, 1997                                        --           --           --        (1,365)       (1,365)
                                                    ----------   ----------   ----------    ----------    ----------

Balance at November 30, 1997                        21,009,506   $      210   $   12,789    $   15,697    $   28,696
                                                    ==========   ==========   ==========    ==========    ==========

























            See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)


                                                                                                           THREE MONTHS ENDED
                                                                                                              NOVEMBER 30,
                                                                                                         --------------------
                                                                                                           1997        1996
                                                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                                    $ (1,365)   $  1,166
                                                                                                         --------    --------
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Amortization of negative goodwill                                                                       (8)         (7)
       Charges to allowance for cancellations                                                              (1,794)     (2,305)
       Provision for cancellations                                                                          1,435       2,320
       Gain on sale of notes receivable                                                                        --        (449)
       Provision for uncollectible Owners' Association advances                                               403          --
       Cost of sales                                                                                        2,246       1,634
       Depreciation                                                                                           579         479
       Gain on sale of stock of subsidiary                                                                     --       8,113
       Additions to interest only receivables                                                                  --        (285)
       Amortization of interest only receivables                                                               70          71
       Repayments on notes receivable                                                                      10,777      10,289
       Additions to notes receivable                                                                      (13,643)    (14,334)
       Proceeds from sale of notes receivable                                                                  --       4,680
       Purchase of land and timeshare interests                                                            (2,971)       (552)
       Additions to other receivables                                                                      (1,857)         --
       Decreases in other receivables                                                                       3,501          --
       Changes in operating assets and liabilities:
          Decrease in restricted cash                                                                          31         155
          Increase in other assets                                                                         (2,566)     (1,376)
          Increase in deferred selling costs                                                                 (126)       (290)
          Decrease in accounts payable and accrued liabilities                                             (1,732)     (3,499)
          Increase in deposits                                                                                136          50
          Increase in income taxes payable                                                                     --       7,253
                                                                                                         --------    --------

             Total adjustments                                                                             (5,519)     11,947
                                                                                                         --------    --------

                Net cash provided by (used in) operating activities                                        (6,884)     13,113
                                                                                                         --------    --------

NET CASH USED IN DISCONTINUED OPERATIONS                                                                       --      (3,424)
                                                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                                       (921)     (2,779)
    Proceeds from the sale of property and equipment                                                           27          --
    Additions to other investments                                                                           (280)        (77)
                                                                                                         --------    --------

                Net cash used in investing activities                                                      (1,174)     (2,856)
                                                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                                                7,466      14,432
    Reduction of debt                                                                                      (4,863)    (13,256)
    Payments on subordinated debt                                                                            (424)       (145)
    Increase in subordinated debt                                                                             159          --
                                                                                                         --------    --------

                Net cash provided by financing activities                                                   2,338       1,031
                                                                                                         --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       (5,720)      7,864

CASH AND CASH EQUIVALENTS-- BEGINNING OF PERIOD                                                            10,376       2,742
                                                                                                         --------    --------

CASH AND CASH EQUIVALENTS-- END OF PERIOD                                                                $  4,656    $ 10,606
                                                                                                         ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:
       Interest, net of amounts capitalized                                                              $  1,473    $  1,652
                                                                                                         ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
    Issuance of 1,000,000 common stock warrants in connection with commitment received                   $     --    $  3,000
    Reduction of additional paid-in capital due to Spin-off of Mego Mortgage Corporation                  (21,735)         --
    Reduction of retained earnings due to Spin-off of Mego Mortgage Corporation                           (21,441)         --












            See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                   (unaudited)


1.  FINANCIAL STATEMENTS

        In the opinion of management, when read in conjunction with the audited Consolidated Financial Statements for the years ended August 31, 1997 and 1996, contained in the Form 10-K of Mego Financial Corp. (Mego Financial) filed with the Securities and Exchange Commission for the year ended August 31, 1997, the accompanying unaudited Condensed Consolidated Financial Statements contain all of the information necessary to present fairly the financial position of Mego Financial and Subsidiaries at November 30, 1997, the results of its operations for the three months ended November 30, 1997 and 1996, the change in stockholders' equity for the three months ended November 30, 1997 and the cash flows for the three months ended November 30, 1997 and 1996. All intercompany accounts between the parent and its subsidiaries have been eliminated. Certain reclassifications have been made to conform prior periods with the current period presentation. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of Mego Mortgage Corporation (MMC) for prior periods as discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30. Prior period financial results have been restated to reflect continuing operations. The footnote information presented herein applies only to the continuing operations of Mego Financial unless otherwise stated. See Note 4 for further discussion.

        The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein which are normal and recurring in nature. The results of operations for the three months ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.  NATURE OF OPERATIONS

        Mego Financial is a specialty financial services company that, through its subsidiary, Preferred Equities Corporation (PEC), is engaged primarily in originating, selling, servicing and financing consumer receivables generated through timeshare and land sales. Mego Financial (the Company) and its subsidiaries are also herein collectively referred to as the Company as the context requires. Mego Financial was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp.

        In 1992, Mego Financial organized a subsidiary, MMC, a specialized consumer finance company that originates, purchases, sells, securitizes and services consumer loans consisting primarily of conventional uninsured home improvement and debt consolidation loans. After an initial public offering (the
IPO) of MMC common stock in November 1996, Mego Financial held 81.3% of the outstanding stock of MMC. On September 2, 1997, Mego Financial distributed all of its remaining 10,000,000 shares of MMC's common stock to Mego Financial's shareholders in a tax-free spin-off (the Spin-off). See Note 4.

3.  PREFERRED EQUITIES CORPORATION

        PEC markets and finances timeshare interests and land in select resort areas. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it sells and generally services. In February 1988, Mego Financial acquired PEC, pursuant to an assignment by the Assignors (Comay Corp., GRI, RER Corp., and H&H Financial, Inc.) of their contract right to purchase PEC.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                   (unaudited)


        To facilitate its sales of timeshare interests, the Company has entered into several trust agreements. The trustees administer the collection of the related notes receivable. The Company has assigned title to certain of its resort properties in Nevada and its interest in certain related notes receivable to the trustees.

4.  DISCONTINUED OPERATIONS OF MEGO MORTGAGE CORPORATION

        On September 2, 1997, Mego Financial distributed all of its 81.3% interest in MMC comprised of 10,000,000 shares of MMC's common stock to Mego Financial's shareholders in the Spin-off. MMC's financial results have been accounted for as discontinued operations and, accordingly, the Company reclassified its Condensed Consolidated Financial Statements for all periods presented prior to that date. The net effect of the Spin-off resulted in the Company recording an equity distribution in the amount of $43,176,000 in fiscal 1998, comprised of $21,735,000 of additional paid-in capital and $21,441,000 of retained earnings.

5.  RECENTLY ISSUED ACCOUNTING STANDARDS

        The Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125) in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. SFAS 125 requires the Company's excess servicing rights be measured at fair market value and reclassified as interest only receivables and accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As required by SFAS 125, the Company adopted the new requirements effective January 1, 1997. Implementation of SFAS 125 did not have any material impact on the financial statements of the Company, as the book value of the Company's interest only receivables approximated fair value.

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

        Basic EPS excludes dilution from common stock equivalents and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully-diluted EPS, but uses only the average stock price during the period as part of the computation.

        An entity that reports discontinued operations is required to present Basic and Diluted EPS for each of the income related line items. Data utilized in calculating pro forma earnings per share under SFAS 128 are as follows (thousands of dollars, except share amounts):

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                   (unaudited)



                                                               THREE MONTHS ENDED
                                                                  NOVEMBER 30,
                                                         ----------------------------
                                                              1997            1996
                                                         ------------    ------------
Basic:
  Loss from continuing operations                        $     (1,365)   $     (1,064)
  Income from discontinued operations                              --           2,230
                                                         ------------    ------------
  Net income (loss)                                      $     (1,365)   $      1,166
                                                         ============    ============

  Weighted-average number of common shares outstanding     21,009,506      18,433,121
                                                         ============    ============

Diluted:
  Loss from continuing operations                        $     (1,365)   $     (1,064)
  Income from discontinued operations                              --           2,230
                                                         ------------    ------------
  Net income (loss)                                      $     (1,365)   $      1,166
                                                         ============    ============

  Weighted-average number of common shares and common
    share equivalents outstanding                          21,009,506      18,433,121
                                                         ============    ============


        The following table reconciles loss from continuing operations, basic and diluted shares and EPS for the following periods (thousands of dollars, except per share amounts):

                          THREE MONTHS ENDED NOVEMBER 30, 1997      THREE MONTHS ENDED NOVEMBER 30, 1996
                        ------------    ------------    --------   ----------    ------------   --------
                                                       PER-SHARE                                PER-SHARE
                             LOSS          SHARES        AMOUNT       LOSS          SHARES       AMOUNT
                        ------------    ------------    --------   ----------    ------------   --------
Loss from continuing
  operations            $     (1,365)                            $     (1,064)

BASIC EPS
Loss from continuing
  operations                  (1,365)     21,009,506    $  (0.06)      (1,064)     18,433,121   $  (0.06)
                        ------------    ------------    ========   ----------    ------------   ========

DILUTED EPS
Loss from continuing
  operations and
  assumed conversions   $     (1,365)     21,009,506    $  (0.06)   $  (1,064)     18,433,121   $  (0.06)
                        ============    ============    ========    =========    ============   ========

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                   (unaudited)



        The following table reconciles income from discontinued operations, net of taxes and minority interest, basic and diluted shares, and EPS for the following periods (thousands of dollars, except per share amounts):


                                              THREE MONTHS ENDED NOVEMBER 30, 1997   THREE MONTHS ENDED NOVEMBER 30, 1996
                                               -----------------------------------  -------------------------------------
                                                                        PER-SHARE                              PER-SHARE
                                                 INCOME      SHARES      AMOUNT       INCOME      SHARES        AMOUNT
                                               ----------- ------------ ----------  ----------- ------------   ----------
Income from
  discontinued operations                      $        -                           $    2,293 (1)
Less:  Minority interest in
  discontinued operations                               -                                   63
                                               ----------                           ----------


BASIC EPS
Income from
  discontinued operations                               -    21,009,506 $       -        2,230    18,433,121   $    0.12
                                               ----------  ------------ =========   ----------    ----------   =========


DILUTED EPS
Income from
  discontinued operations and
  assumed conversions                          $        -    21,009,506 $       -   $    2,230    18,433,121   $    0.12
                                               ==========  ============ =========   ==========  ============   =========


(1)  Net of income taxes of $0 and $1,533 for 1997 and 1996, respectively.

        The following table reconciles the net income (loss) applicable to common shareholders, basic and diluted shares and EPS for the following periods (thousands of dollars, except per share amounts):

                        THREE MONTHS ENDED NOVEMBER 30, 1997  THREE MONTHS ENDED NOVEMBER 30, 1996
                        ------------------------------------- ------------------------------------
                                                   PER-SHARE                            PER-SHARE
                          INCOME        SHARES      AMOUNT      INCOME       SHARES      AMOUNT
                        ------------  -----------  ---------- -----------  -----------  ----------
Net income (loss)       $   (1,365)                           $    1,166


BASIC EPS
Income (loss)
  applicable to
  common stockholders       (1,365)     21,009,506 $   (0.06)      1,166     18,433,121 $    0.06
                        ----------    ------------ =========  ----------     ---------- =========

DILUTED EPS
Income (loss)
  applicable to
  common
  stockholders and
  assumed conversions   $   (1,365)     21,009,506 $   (0.06) $    1,166     18,433,121 $    0.06
                        ==========    ============ =========  ==========   ============ =========


        As a result of Mego Financial's loss from continuing operations for the three months ended November 30, 1997 and 1996, incentive stock options outstanding to purchase 393,500 and 495,000 shares of Mego Financial's common stock, respectively, were considered antidilutive under SFAS 128 requirements and therefore were not included in the weighted-average number of common shares.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                   (unaudited)


6.  STOCKHOLDERS' EQUITY

        Mego Financial's stock option plan (Stock Option Plan) was increased by 500,000 shares upon shareholder approval which was obtained on September 9, 1997. On September 3, 1997, an additional 348,500 incentive stock options were granted under the Stock Option Plan to employees at fair market value, which was authorized by the Stock Option Committee, of which 15,000 are subject to future shareholder approval of certain amendments to the Stock Option Plan in accordance with applicable law. There were no options exercisable under this plan at November 30, 1997.

        The Spin-off resulted in a distribution by the Company of $21,735,000 of additional paid-in capital and $21,441,000 of retained earnings. These equity amounts related to MMC which, as a result of the Spin-off, is no longer owned by the Company. See Note 4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new timeshare and land sales programs and future financial performance, including growth in revenues and net income and cash flows. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. Also, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

        The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, contained elsewhere herein and in the Company's Form 10-K for the fiscal year ended August 31, 1997.

GENERAL

        The business of the Company following the Spin-off (as later defined) is primarily the marketing, financing, and sale of timeshare interests, retail lots and land parcels, and servicing the related notes receivable. The Company, through its subsidiary Preferred Equities Corporation (PEC), provides financing to purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust and mortgages as well as non-recourse installment sale contracts. These notes receivable are generally payable over a period ranging from two to twelve years, bear interest at rates ranging from 0% to 16% and generally require equal monthly payments of principal and interest.

Discontinued Operations of Mego Mortgage Corporation (MMC)

        The Company formed MMC in June 1992 as a wholly-owned subsidiary and operated MMC as such until November 1996. MMC is a specialized consumer finance company that originates, purchases, sells, securitizes and services consumer loans consisting primarily of conventional uninsured home improvement and debt consolidation loans which are generally secured by liens on residential property.

        In November 1996, MMC consummated an initial public offering (the IPO) and as a result, the Company's ownership of MMC was reduced to approximately 81.3% of the outstanding common stock. On September 2, 1997, the Company distributed all of its 10 million shares of MMC's common stock to the Company's shareholders in a tax-free spin-off (the Spin-off). To fund MMC's past operations and growth and in conjunction with filing consolidated tax returns, MMC incurred debt and other obligations due to the Company and its subsidiary, PEC. The amount of debt due to the Company was $6.2 million at November 30, 1997 and $10.1 million at August 31, 1997. It is not anticipated that the Company will provide funds to MMC or guarantee MMC's indebtedness in the future, although it may do so. MMC also has agreements with PEC for providing management services and loan servicing. The accompanying Consolidated Statements of Operations reflect the operating results of MMC as discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30. For additional information see Note 4 of Notes to Condensed Consolidated Financial Statements.

PEC

        PEC recognizes revenue primarily from sales of timeshare interests and land sales in resort areas, gain on sale of receivables and interest income. Periodically, PEC may sell its consumer receivables, generally retaining the servicing rights. Revenue from sales of timeshare interests and land is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for land sales. Land sales typically meet these requirements within eight to ten months of closing, and sales of timeshare interests typically meet these requirements at the time of sale. The sales price, less a provision for cancellation, is recorded as revenue and the allocated cost related to such net revenue of the timeshare interest or land parcel is recorded as expense in the year that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

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

        Gain on sale of notes receivable includes the present value of the differential between contractual interest rates charged to borrowers on notes receivable sold by PEC and the interest rates to be received by the purchasers of such notes receivable, after considering the effects of estimated prepayments and a normal servicing fee. PEC retains certain participations in cash flows from the sold notes receivable and generally retains the associated servicing rights. PEC generally sells its notes receivable at par.

        The present values of expected net cash flows from the sale of notes receivable are recorded at the time of sale as interest only receivables. Interest only receivables are amortized as a charge to income, as payments are received on the retained interest differential over the estimated life of the underlying notes receivable. Interest only receivables are recorded at the lower of unamortized cost or estimated fair value. The expected cash flows used to determine the interest only receivables asset have been reduced for potential losses under recourse provisions of the sales agreements. Reserve for notes receivable sold with recourse represents PEC's estimate of the fair value of its future credit losses to be incurred over the lives of the notes receivable in connection with the recourse provisions of the sales agreements and is shown separately as a liability in the Company's Condensed Consolidated Statements of Financial Condition.

        In discounting cash flows related to notes receivable sales, PEC defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate of 15% for the three months ended November 30, 1997 and 1996. PEC has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers.

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

        Total costs and expenses consist primarily of commissions and selling expenses, general and administrative expenses, direct costs of sales of timeshare interests and land, interest expense and depreciation. Commissions and selling costs directly attributable to unrecognized sales are accounted for as deferred selling costs until such time as the sale is recognized.

        PEC has entered into financing arrangements with certain purchasers of timeshare interests and land whereby no stated interest rate is charged if the aggregate down payment is at least 50% of the purchase price and the balance is payable in 24 or fewer monthly payments. Notes receivable of $7.2 million and $7 million at November 30, 1997 and August 31, 1997, respectively, were made under this arrangement.

        Land sales as of November 30, 1997 exclude $12.5 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received. If ultimately recognized, revenues from these sales would be reduced by a related provision for cancellations of $1.8 million, deferred selling costs of $3.3 million and cost of sales of $1.1 million.

RESULTS OF OPERATIONS

Three Months Ended November 30, 1997 Compared to Three Months Ended November 30, 1996

PEC

        Total revenues for PEC increased 5.9% or $888,000 to $16 million during the three months ended November 30, 1997 from $15.1 million during the three months ended November 30, 1996. The increase was primarily due to an increase in timeshare interest sales, net to $8.8 million during the three months ended November 30, 1997 from $7.6 million during the three months ended November 30, 1996 and an increase in financial income to $1 million during the three months ended November 30, 1997 from $559,000 during the three months ended November 30, 1996.

        Timeshare interest and land sales, net, increased to $11.9 million during the three months ended November 30, 1997 from $10.9 million during the three months ended November 30, 1996, an increase of 8.3%. Gross sales of timeshare interests increased to $10 million during the three months ended November 30, 1997 from $9.4 million during the three months ended November 30, 1996, an increase of 5.6%. Net sales of timeshare interests increased to $8.8 million from $7.6 million, an increase of 16.9%. The provision for cancellations represented 11.4% and 20% of gross sales of timeshare interests for the three months ended November 30, 1997 and 1996, respectively. The decrease in the provision for cancellations for timeshare interests and land was primarily due to lower cancellation experience during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 and to an analysis of the required allowances, including the reserve for notes receivable sold with recourse, as of November 30, 1997.

        Gross sales of land decreased to $3.3 million during the three months ended November 30, 1997 from $3.8 million during the three months ended November 30, 1996, a decrease of 13%. Net sales of land decreased to $3 million during the three months ended November 30, 1997 from $3.4 million during the three months ended November 30, 1996, a decrease of 10.8%. The provision for cancellations decreased to 8.9% of gross sales of land for the three months ended November 30, 1997 from 11.2% for the three months ended November 30, 1996, primarily due to decreased cancellations. The decrease in gross land sales was the result of PEC's continuing emphasis shift, as part of its strategic plan, from sales of land, to sales of timeshare interests due both to its diminishing inventory of land available for sale and its increasing inventory of timeshare interests from the opening of new timeshare resorts. The shift from land sales to timeshare sales is due primarily to the reduction of PEC's current land inventory which has not been fully replenished with additional land due generally to the unavailability of suitable land at acceptable prices.

        No gain on sale of receivables was recorded for the three months ended November 30, 1997 compared to $449,000 for the three months ended November 30, 1996. There were no receivable sales during the three months ended November 30, 1997 while there were $4.7 million in receivable sales during the three months ended November 30, 1996. PEC periodically sells receivables to reduce the outstanding balances under its lines of credit.

        Interest income decreased to $1.5 million during the three months ended November 30, 1997 from $1.6 million for the three months ended November 30, 1996, primarily due to generally decreased interest rates on notes receivable from November 30, 1996 to November 30, 1997.

        Financial income increased to $1 million during the three months ended November 30, 1997 from $559,000 during the three months ended November 30, 1996, an increase of 82.1%. The increase was a result of the increased number of loans serviced by PEC, generating increased servicing fees.

        As a result of the foregoing, total PEC revenues increased to $16 million during the three months ended November 30, 1997 from $15.1 million during the three months ended November 30, 1996.

        Total costs and expenses for PEC increased to $16.6 million for the three months ended November 30, 1997 from $16 million for the three months ended November 30, 1996, an increase of 3.9%. The increase resulted primarily from an increase in direct costs of timeshare interest sales to $1.8 million from $1.3 million, an increase of 39.5%; an increase in direct costs of land sales to $399,000 from $310,000, an increase of 28.7%; and an increase in depreciation expense to $579,000 from $479,000, an increase of 20.9%, partially offset by a decrease of $174,000 in interest expense and a decrease in general and administrative expenses of $28,000. In September 1997, 1,122 new upscale, luxury timeshare interests in Las Vegas, Nevada became available for sale. The increase in direct costs of timeshare sales is generally attributable to the sale of higher cost timeshare inventory. The increase in direct costs of land is attributable to increased sales of higher cost lots sold during the current fiscal quarter compared to the same quarter last year. The increase in depreciation expense is due to the increase in property and equipment, net of accumulated depreciation, to $24.5 million at November 30, 1997 from $21.7 million at November 30, 1996. The decrease in interest expense is due to a decline in the interest rates on notes and contracts payable, and general and administrative expenses experienced a slight decline.

        As a percentage of gross sales of timeshare interests and land, commissions and selling expenses relating thereto increased to 58.6% during the three months ended November 30, 1997 from 58% during the three months ended November 30, 1996, and cost of sales increased to 16.9% during the three months ended November 30, 1997 from 12.3% during the three months ended November 30, 1996. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than from sales of land.

        Interest expense of PEC decreased to $1.6 million during the three months ended November 30, 1997 from $1.7 million during the three months ended November 30, 1996, a decrease of 10.1%. The decrease is a result of the refinancing of notes payable to generally lower interest rates during the three months ended November 30, 1997 compared to the three months ended November 30, 1996.

        A pre-tax loss of $612,000 was recorded by PEC during the three months ended November 30, 1997 compared to pre-tax loss of $883,000 during the three months ended November 30, 1996. The decrease in the pre-tax loss is largely due to the increase in timeshare interest sales and financial income, together with a decrease in general and administrative expenses and interest expense.

        No income tax provision or benefit for PEC was recorded for the three months ended November 30, 1997 compared to a benefit of $300,000 in income tax provision for the three months ended November 30, 1996. As part of an arrangement between PEC and the Company, regarding payment of taxes, PEC generally does not recognize a tax benefit for periods in which it records a loss.

        As a result of the foregoing, PEC reported a net loss of $612,000 during the three months ended November 30, 1997 compared to a net loss of $583,000 during the three months ended November 30, 1996.

COMPANY (consolidated)

        Loss from continuing operations increased $301,000 to a loss of $1.4 million during the three months ended November 30, 1997 from a loss of $1.1 million during the three months ended November 30, 1996, due primarily to an income tax benefit of $467,000 recognized during the three months ended November 30, 1996 compared to no income tax benefit recognized during the three months ended November 30, 1997. See prior discussion for PEC.

        Total costs and expenses during the three months ended November 30, 1997 were $17.5 million, an increase of 4.7% over $16.7 million during the three months ended November 30, 1996. Commissions and selling expenses and general and administrative expenses increased 4.3% for the three months ended November 30, 1997 compared to the three months ended November 30, 1996 due primarily to the expansion of timeshare marketing efforts by PEC and higher gross sales. Additionally, Mego Financial (parent only) continues to incur interest on subordinated debt. Total general and administrative expenses for Mego Financial (parent only) were primarily comprised of professional services, external financial reporting expenses, and regulatory and other public company corporate expenses.

        The income tax benefit for the three months ended November 30, 1997 was $0 compared to an income tax benefit of $467,000 for the three months ended November 30, 1996. The changes in certain income tax liability reserves in fiscal 1997 are a result of facts and circumstances determined in an extensive review and analysis of the Company's federal income tax liability completed during fiscal 1997.

        Net loss applicable to common stock was $1.4 million during the three months ended November 30, 1997 compared to net income applicable to common stock of $1.2 million during the three months ended November 30, 1996, primarily due to the foregoing and due to income from discontinued operations of $2.2 million during the three months ended November 30, 1996 while no income from discontinued operations was recorded during the three months ended November 30, 1997 because of the Spin-off of MMC.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents for the Company were $4.7 million at November 30, 1997 compared to $10.4 million at August 31, 1997. The decrease was primarily due to PEC's acquisition and improvement of timeshare properties, no sale of notes receivable occurring during the fiscal 1998 quarter, the payment of commissions and selling expenses in connection with timeshare and land sales and Mego Financial's payment of interest on subordinated debt. PEC requires continued access to sources of debt financing and sales in the secondary market for receivables.

PEC

        PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of taxes and dividends to Mego Financial, payments of principal and interest on debt obligations, and payments of commissions and selling expenses in connection with sales of timeshare interests and land. Commissions and selling expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through sales of receivables, PEC's lines of credit in the aggregate amount of $137.5 million and cash flows from operations. At November 30, 1997, no commitments existed for material capital expenditures.

        At November 30, 1997, PEC had arrangements with 5 institutional lenders under 6 agreements for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for 6 lines of credit of up to an aggregate of $137.5 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At November 30, 1997, an aggregate of $64.7 million was outstanding under such lines of credit, and $72.8 million was available for borrowing. Under the terms of these lines of credit, PEC may borrow 70% to 85% of the balances of the pledged timeshare and land receivables. PEC is required to comply with certain covenants under these agreements, which, among other things, require PEC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that PEC maintain a minimum tangible net worth of $25 million. At November 30, 1997, PEC's net worth was $26 million. Necessary waivers of compliance with certain covenants related to these agreements have been received. Summarized lines of credit information and accompanying notes relating to these six lines of credit outstanding at November 30, 1997, consist of the following (thousands of dollars):


   BORROWING           MAXIMUM
   AMOUNT AT          BORROWING          REVOLVING
  NOVEMBER 30,1997      AMOUNT       EXPIRATION DATE (f)     MATURITY DATE           INTEREST RATE
-----------------    -----------    --------------------- ------------------     --------------------
 $    40,599         $   75,000     (a)  May 15, 2000         Various            Prime +  2.0 - 2.25%
       4,864             15,000     (b)  May 30, 1998         Various            Prime +  2.0%
       6,516             15,000     (c)  March 29, 1998       Various            LIBOR +  4.0 - 4.25%
       5,069             15,000     (c)  February 6, 1998     August 6, 1999     LIBOR +  4.25%
       4,500             10,000     (d)  August 1, 2000       August 1, 2003     Prime +  2.25%
       3,170              7,500     (e)  April 30, 1998       May 31, 2002       Prime +  2.0%


---------------

(a) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $20 million with such amount increasing each fiscal quarter after August 31, 1997 by an amount equal to 50% of PEC's consolidated net income for each quarter up to a maximum requirement of $25 million. At November 30, 1997, $26.9 million of loans secured by receivables were outstanding related to financings at prime +2%, of which $19.1 million of loans secured by land receivables mature May 15, 2010 and $7.8 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes $2.5 million in acquisition and development (A&D) financing maturing May 20, 1998 and $5.7 million maturing July 1, 2003 for the financing of corporate office buildings; both of which are amortizing loans and bear interest at prime +2.25%. The remaining A&D and receivables loans and a resort lobby loan outstanding of $5.5 million are at prime +2% and mature between November 30, 1998 and May 15, 2000.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million during the life of the loan. These credit lines include available financing for A&D and receivables. At November 30, 1997, $851,000 was outstanding under the A&D loan which matures in September 1999, and $4 million maturing June 1, 2002 was outstanding under the receivables loan.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17 million during the life of the loan. These credit lines include available financings for A&D and receivables. At November 30, 1997, $11.3 million was outstanding under the A&D loans, bearing interest at the 90-day London Interbank Offering Rate (LIBOR) +4.25% and maturing between March 1999 and August 1999. At November 30, 1997, $315,000 was outstanding under the receivables loan, bearing interest at the 90-day LIBOR +4% and maturing in June 2005.

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

        A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):


                                                                 FOR THE THREE MONTHS ENDED
                                                                        NOVEMBER 30,
                                                               ------------------------------
                                                                 1997                   1996
                                                               -------                -------
Commissions and selling expenses attributable to
  recognized and unrecognized sales                            $ 7,915                $ 8,041
Less:  Down payments                                            (3,116)                (3,515)
                                                               -------                -------
Cash Shortfall                                                 $ 4,799                $ 4,526
                                                               =======                =======

        During the three months ended November 30, 1997, PEC did not sell any notes receivable. During the three months ended November 30, 1996, PEC sold notes receivable of $4.7 million from which $3.8 million of the sales proceeds were used to pay down debt during the three months ended November 30, 1996. The receivables sold, during the three months ended November 30, 1996, had a weighted-average interest rate of 13% and were sold to yield a return of 9% with any excess interest received from the obligors being payable to PEC.

        At November 30, 1997, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $70.9 million. PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase. The repurchase provisions provide for substitution of receivables as recourse for $69.7 million of sold notes receivable and cash payments for repurchase relating to $1.3 million of sold notes receivable. At November 30, 1997 and 1996, the undiscounted amounts of the recourse obligations on such notes receivable were $7.9 million and $11.3 million, respectively. PEC periodically reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

        The components of the Company's debt, including lines of credit consist of the following (thousands of dollars):


                                                           NOVEMBER 30,       AUGUST 31,
                                                              1997             1997
                                                            -------          -------
Notes collateralized by receivables                         $34,448          $31,489
Mortgages collateralized by real estate properties           31,828           32,311
Installment contracts and other notes payable                 1,896            1,769
                                                            -------          -------
        Total                                               $68,172          $65,569
                                                            =======          =======

FINANCIAL CONDITION

November 30, 1997 Compared to August 31, 1997

        Cash and cash equivalents decreased 55.1% to $4.7 million at November 30, 1997 from $10.4 million at August 31, 1997, primarily as a result of PEC's acquisition and improvement of timeshare properties, no sale of notes receivable during the fiscal 1998 quarter, the payment of commissions and selling expenses in connection with timeshare and land sales and Mego Financial's payment of interest on subordinated debt.

        Notes receivable, net, increased 9.4% to $37.5 million at November 30, 1997 from $34.3 million at August 31, 1997 primarily as a result of new receivables added exceeding reductions while no receivable sales occurred during the three months ended November 30, 1997.

        Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for the three months ended November 30, 1997 consists of the following (thousands of dollars):

Balance at beginning of period                                         $ 19,527
  Provision for cancellations                                             1,435
  Amounts  charged to allowance  for  cancellations  and
    reserve for notes receivable sold with recourse                      (1,539)
                                                                       --------
Balance at end of period                                               $ 19,423
                                                                       ========


        The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):

                                                             NOVEMBER 30,           AUGUST 31,
                                                                 1997                  1997
                                                               -------               -------
Allowance for cancellations, excluding discounts               $12,238               $10,824
Reserve for notes receivable sold with recourse                  7,185                 8,703
                                                               -------               -------
  Total                                                        $19,423               $19,527
                                                               =======               =======

        Timeshare and land sales, net, increased to $11.9 million for the three months ended November 30, 1997 from $10.9 million for the three months ended November 30, 1996.

        Statement of Financial Accounting Standard (SFAS) No. 125 (SFAS 125) requires the reclassification of excess servicing rights as interest only receivables which are carried at fair market value. Interest only receivables decreased 2.1% to $3.2 million at November 30, 1997 from $3.3 million at August 31, 1997 due to normal amortization.

        Timeshare interests held for sale and land and improvements inventory increased 1.9% to $38 million at November 30, 1997 from $37.3 million at August 31, 1997 primarily as a result of the completion of construction of additional timeshare interests during the three months ended November 30, 1997.

        Other investments increased 13% to $2.4 million at November 30, 1997 from $2.1 million at August 31, 1997 due to additional deposits paid to acquire land and timeshare properties for future sale.

        Other receivables increased to $8.5 million at November 30, 1997 from $0 at August 31, 1997, due to a receivable of $6.1 million due from MMC to Mego Financial and $840,000 due to PEC which was eliminated through consolidation prior to the first quarter of fiscal 1998 and the increase of owners' association receivables to a receivable of $1.5 million at November 30, 1997 from a payable of $499,000 at August 31, 1997.

        Net assets of discontinued operations decreased to $0 at November 30, 1997 from $53.3 million at August 31, 1997 due to the completion of the Spin-off on September 2, 1997. The $53.3 million at August 31, 1997 represented the net assets of MMC of $53.1 million and the Company's receivable of $10.1 million from MMC less the minority interest of $9.9 million . Of the $10.1 million, $9.7 million was due from MMC to the Company and $446,000 was due from MMC to PEC. After the Spin-off, MMC is obligated to pay the debt due to the Company, $3.9 million of which was paid in October 1997, under the terms of an agreement.

        Notes and contracts payable increased 4% to $68.2 million at November 30, 1997 from $65.6 million at August 31, 1997, since no receivable sales occurred during the three months ended November 30, 1997; the proceeds of which are usually used to pay down debt.

        Accounts payable and accrued liabilities decreased 10.1% to $15.5 million at November 30, 1997 from $17.2 million at August 31, 1997, primarily as a result of the payable to owners' associations of $499,000 at August 31, 1997 changing to a receivable of $1.5 million at November 30, 1997 due to the timing of the majority of the recent billings to the owners' associations and decreases in accrued payroll and other unpaid operational costs.

        Reserve for notes receivable sold with recourse decreased 17.4% to $7.2 million at November 30, 1997 from $8.7 million at August 31, 1997 primarily due to no receivable sales occurring during the period ended November 30, 1997. Recourse to PEC on sales of notes receivable is governed by the agreements between the purchasers and PEC.

        Income taxes payable were $6.2 million at November 30, 1997 and August 31, 1997. The change in certain income tax liability reserves are a result of facts and circumstances determined in an extensive review and analysis of the Company's federal income tax liability completed during fiscal 1997.

        Stockholders' equity decreased 60.8% to $28.7 million at November 30, 1997 from $73.2 million at August 31, 1997 primarily as a result of the distribution by Mego Financial of all of its remaining shares of MMC common stock to shareholders of Mego Financial pursuant to the Spin-off which resulted in a distribution of $43.2 million in equity.

RECENT ACCOUNTING PRONOUNCEMENTS

        Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued by the Financial Accounting Standards Board (the FASB) in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and
(b) assessment for asset impairment or increased obligation based on their fair values. SFAS 125 requires that the Company's excess servicing rights be measured at fair market value and be reclassified as interest only receivables and accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As required by SFAS 125, the Company adopted the new requirements effective January 1, 1997. Implementation of SFAS 125 did not have any material impact on the financial statements of the Company, as the book value of the Company's interest only receivables approximated fair value.

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

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        No significant developments in any litigation previously reported occurred during the three months ended November 30, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBIT                      DESCRIPTION
     -------                      -----------
     NUMBER
     ------

      21.1      List of subsidiaries

      27.1      Financial Data Schedule (for SEC use only).

No reports on Form 8-K were filed during the period except as reported in the Company's Form 10-K for the year ended August 31, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MEGO FINANCIAL CORP.


                                By:/s/ Charles G. Baltuskonis
                                   -------------------------------------------
                                   Charles G. Baltuskonis
                                   Vice President and Chief Accounting Officer







Date:   January 14, 1998
     -----------------------------