Form 10-Q
period 1998-02-28
MEGO FINANCIAL CORP
filed 1998-04-14
CIK 736035

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

        As of April 10, 1998, there were 21,009,506 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.


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

          Condensed Consolidated Statements of Financial Condition at
             February 28, 1998 and August 31, 1997............................................................1

          Condensed Consolidated Statements of Operations for the Three and Six Months Ended
             February 28, 1998 and 1997.......................................................................2

          Condensed Consolidated Statements of Stockholders' Equity for the Six Months Ended
             February 28, 1998................................................................................3

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended
             February 28, 1998 and 1997.......................................................................4

          Notes to Condensed Consolidated Financial Statements................................................5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................................................12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings..................................................................................24

Item 6.   Exhibits and Reports on Form 8-K...................................................................24

SIGNATURE....................................................................................................25

PART I   FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                                                          FEBRUARY 28,    AUGUST 31,
ASSETS                                                                                        1998          1997
                                                                                          ------------  ------------
Cash and cash equivalents                                                                 $      2,974  $     10,376
Restricted cash                                                                                  2,263         2,049
Notes receivable, net of allowance for cancellations and discounts of $13,177
    at February 28, 1998 and $11,341 at August 31, 1997                                         42,622        34,274
Interest only receivables, at fair value                                                         3,109         3,296
Timeshare interests held for sale                                                               36,639        35,088
Land and improvements inventory                                                                  2,185         2,206
Other investments                                                                                8,678         2,149
Property and equipment, net of accumulated depreciation of $13,373
    at February 28, 1998 and $15,292 at August 31, 1997                                         24,262        24,220
Deferred selling costs                                                                           3,283         3,153
Prepaid debt expenses                                                                            1,321         1,286
Other receivables                                                                                1,757            --
Other assets                                                                                     9,340         6,930
Net assets of discontinued operations                                                               --        53,276
                                                                                          ------------  ------------

                TOTAL ASSETS                                                              $    138,433  $    178,303
                                                                                          ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Notes and contracts payable                                                           $     78,599  $     65,569
    Accounts payable and accrued liabilities                                                    16,991        17,202
    Reserve for notes receivable sold with recourse                                              6,408         8,703
    Deposits                                                                                     3,816         2,983
    Negative goodwill                                                                               33            53
    Accrued income taxes                                                                         6,235         6,235
                                                                                          ------------  ------------

                Total liabilities before subordinated debt                                     112,082       100,745
                                                                                          ------------  ------------

Subordinated debt                                                                                4,221         4,321
                                                                                          ------------  ------------

Stockholders' equity:
    Preferred stock, $.01 par value (authorized--5,000,000 shares, none outstanding)                --            --
    Common stock, $.01 par value (authorized--50,000,000 shares;  issued and
       outstanding--21,009,506 shares at February 28, 1998 and August 31, 1997)                    210           210
    Additional paid-in capital                                                                  12,789        34,524
    Retained earnings                                                                            9,131        38,503
                                                                                          ------------  ------------

                Total stockholders' equity                                                      22,130        73,237
                                                                                          ------------  ------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    138,433  $    178,303
                                                                                          ============  ============


           See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                            FEBRUARY 28,                    FEBRUARY 28,
                                                                    ----------------------------    ----------------------------
                                                                        1998            1997            1998            1997
                                                                    ------------    ------------    ------------    ------------
REVENUES OF CONTINUING OPERATIONS
    Timeshare interest sales, net                                   $      8,458    $      7,573    $     17,293    $     15,129
    Land sales, net                                                        3,558           4,383           6,584           7,774
    Gain on sale of notes receivable                                          --             441              --             890
    Interest income                                                        1,693           1,762           3,317           3,399
    Financial income                                                         986             770           2,004           1,329
    Incidental operations                                                    660             717           1,421           1,443
    Other                                                                    573             764           1,396           1,594
                                                                    ------------    ------------    ------------    ------------
                Total revenues of continuing operations                   15,928          16,410          32,015          31,558
                                                                    ------------    ------------    ------------    ------------

COSTS AND EXPENSES OF CONTINUING OPERATIONS
    Direct cost of:
       Timeshare interest sales                                            1,604           1,188           3,451           2,512
       Land sales                                                            414             424             813             734
       Incidental operations                                                 597             718           1,297           1,408
    Commissions and selling                                                7,806           8,358          15,596          16,051
    General and administrative                                             4,465           4,242           8,886           8,274
    Interest expense                                                       1,762           2,116           3,478           4,267
    Depreciation                                                             563             454           1,142             933
                                                                    ------------    ------------    ------------    ------------
                Total costs and expenses of continuing operations         17,211          17,500          34,663          34,179
                                                                    ------------    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                   (1,283)         (1,090)         (2,648)         (2,621)

INCOME TAXES (BENEFIT)                                                        --          (2,458)             --          (2,925)
                                                                    ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                  (1,283)          1,368          (2,648)            304

INCOME FROM DISCONTINUED OPERATIONS,
    NET OF INCOME TAXES OF $545 AND $2,078
    FOR THE THREE AND SIX MONTHS ENDED
    FEBRUARY 28, 1997, RESPECTIVELY, AND NET
    OF $568 AND $631 OF MINORITY INTEREST
    FOR THE THREE AND SIX MONTHS ENDED
    FEBRUARY 28, 1997, RESPECTIVELY                                           --           2,413              --           4,643
                                                                    ------------    ------------    ------------    ------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                        $     (1,283)   $      3,781    $     (2,648)   $      4,947
                                                                    ============    ============    ============    ============

EARNINGS (LOSS) PER COMMON SHARE
    Basic:
       Income (loss) from continuing operations                     $      (0.06)   $       0.07    $      (0.13)   $       0.02
       Income from discontinued operations                                    --            0.13              --            0.25
                                                                    ------------    ------------    ------------    ------------
       Net income (loss) applicable to common stock                 $      (0.06)   $       0.20    $      (0.13)   $       0.27
                                                                    ============    ============    ============    ============

    Weighted-average number of common shares and
       common share equivalents outstanding                           21,009,506      18,579,788      21,009,506      18,506,049
                                                                    ============    ============    ============    ============

    Diluted:
       Income (loss) from continuing operations                     $      (0.06)   $       0.07    $      (0.13)   $       0.01
       Income from discontinued operations                                    --            0.12              --            0.24
                                                                    ------------    ------------    ------------    ------------
       Net income (loss) applicable to common stock                 $      (0.06)   $       0.19    $      (0.13)   $       0.25
                                                                    ============    ============    ============    ============

    Weighted-average number of common shares and
       common share equivalents outstanding                           21,009,506      19,662,582      21,009,506      19,619,912
                                                                    ============    ============    ============    ============

           See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                            COMMON STOCK
                                                           $.01 PAR VALUE           ADDITIONAL
                                                      -------------------------      PAID-IN         RETAINED
                                                        SHARES         AMOUNT        CAPITAL         EARNINGS         TOTAL
                                                      ----------     ----------     ----------      ----------      ----------

Balance at August 31, 1997                            21,009,506     $      210     $   34,524      $   38,503      $   73,237

Distribution of Mego Mortgage Corporation
   common stock in connection with the Spin-off
   (see Note 6 of Notes to Condensed Consolidated
    Financial Statements)                                     --             --        (21,735)        (21,441)        (43,176)

Adjustment of receivable from Mego Mortgage
   Corporation (See Note 5 of Notes to Condensed
   Consolidated Financial Statements)                         --             --             --          (5,283)         (5,283)

Net loss for the six months ended
   February 28, 1998                                          --             --             --          (2,648)         (2,648)
                                                      ----------     ----------     ----------      ----------      ----------

Balance at February 28, 1998                          21,009,506     $      210     $   12,789      $    9,131      $   22,130
                                                      ==========     ==========     ==========      ==========      ==========



           See notes to condensed consolidated financial statements.

                      Mego FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                                         SIX MONTHS ENDED FEBRUARY 28,
                                                                         -----------------------------
                                                                             1998             1997
                                                                         ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                      $   (2,648)   $    4,947
                                                                           ----------    ----------
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Amortization of negative goodwill                                          (20)          (14)
       Charges to allowance for cancellations                                  (3,288)       (7,137)
       Provision for cancellations                                              2,309         4,957
       Gain on sale of notes receivable                                            --          (832)
       Provision for uncollectible Owners' Association advances                  (403)         (275)
       Cost of sales                                                            4,264         3,246
       Depreciation                                                             1,142           933
       Gain on sale of stock of subsidiary                                         --         8,113
       Additions to interest only receivables                                      --          (602)
       Amortization of interest only receivables                                  187           123
       Repayments on notes receivable                                          18,503        18,186
       Additions to notes receivable                                          (25,872)      (21,692)
       Proceeds from sale of notes receivable                                      --        10,989
       Purchase of land and timeshare interests                                (5,794)       (7,891)
       Additions to other receivables                                          (3,485)           --
       Decreases in other receivables                                           6,545            --
       Changes in operating assets and liabilities:
          Decrease (increase) in restricted cash                                 (214)          343
          Increase in other assets                                             (4,337)         (327)
          Increase in deferred selling costs                                     (130)         (305)
          Decrease in accounts payable and accrued liabilities                   (211)         (666)
          Decrease in payable to assignors                                         --        (2,579)
          Increase (decrease) in deposits                                         833          (277)
          Increase in accrued income taxes                                         --         6,484
                                                                           ----------    ----------

             Total adjustments                                                 (9,971)       10,777
                                                                           ----------    ----------

                Net cash provided by (used in) operating activities           (12,619)       15,724
                                                                           ----------    ----------

NET CASH USED IN DISCONTINUED OPERATIONS                                           --       (10,240)
                                                                           ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                         (1,544)       (4,045)
    Proceeds from the sale of property and equipment                              360             3
    Additions to other investments                                             (6,529)         (626)
    Payments on other investments                                                  --           746
                                                                           ----------    ----------

                Net cash used in investing activities                          (7,713)       (3,922)
                                                                           ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                   24,956        22,385
    Reduction of debt                                                         (11,926)      (22,958)
    Increase in common stock due to exercise of warrants                           --             3
    Increase in additional paid-in capital due to exercise of warrants             --           357
    Payments on subordinated debt                                                (424)           --
    Increase in subordinated debt                                                 324           207
                                                                           ----------    ----------

                Net cash provided by (used in) financing activities            12,930            (6)
                                                                           ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (7,402)        1,556

CASH AND CASH EQUIVALENTS-- BEGINNING OF PERIOD                                10,376         2,742
                                                                           ----------    ----------

CASH AND CASH EQUIVALENTS-- END OF PERIOD                                  $    2,974    $    4,298
                                                                           ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the year for:
       Interest, net of amounts capitalized                                $    3,496    $    3,435
                                                                           ==========    ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
    Issuance of 1,000,000 common stock warrants
     in connection with commitment received                                $       --    $    3,000
    Reduction of additional paid-in capital
     due to Spin-off of Mego Mortgage Corporation                             (21,735)           --
    Reduction of retained earnings due to Spin-off
     of Mego Mortgage Corporation                                             (21,441)           --
    Adjustment of receivable from Mego Mortgage
     Corporation                                                               (5,283)           --



            See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                                   (unaudited)


1.  FINANCIAL STATEMENTS

           In the opinion of management, when read in conjunction with the audited Consolidated Financial Statements for the years ended August 31, 1997 and 1996, contained in the Form 10-K of Mego Financial Corp. (Mego Financial) filed with the Securities and Exchange Commission for the year ended August 31, 1997, the accompanying unaudited Condensed Consolidated Financial Statements contain all of the information necessary to present fairly the financial position of Mego Financial and Subsidiaries at February 28, 1998, the results of its operations for the three and six months ended February 28, 1998 and 1997, the change in stockholders' equity for the six months ended February 28, 1998 and the cash flows for the six months ended February 28, 1998 and 1997. All intercompany accounts between Mego Financial and its subsidiaries have been eliminated. Certain reclassifications have been made to conform prior periods with the current period presentation. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of Mego Mortgage Corporation (MMC) for prior periods as discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30. Prior period financial results have been restated to reflect continuing operations. The footnote information presented herein applies only to the continuing operations of Mego Financial unless otherwise stated. See Note 6 for further discussion.

           The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein which are normal and recurring in nature. The results of operations for the three and six months ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  NATURE OF OPERATIONS

           Mego Financial is a specialty financial services company that, through its subsidiary, Preferred Equities Corporation (PEC), is engaged primarily in originating, selling, servicing and financing consumer receivables generated through timeshare and land sales. Mego Financial and its subsidiaries are also herein collectively referred to as "the Company" as the context requires. Mego Financial was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp.

           In 1992, Mego Financial organized a subsidiary, MMC, a specialized consumer finance company that originates, purchases, sells, securitizes and services consumer loans consisting primarily of debt consolidation loans and to a lesser extent conventional uninsured home improvement loans. After an initial public offering (the IPO) of MMC common stock in November 1996, Mego Financial held 81.3% of the outstanding stock of MMC. On September 2, 1997, Mego Financial distributed all of its remaining 10,000,000 shares of MMC's common stock to Mego Financial's shareholders in a tax-free spin-off (the Spin-off). See Note 6.

3.  PREFERRED EQUITIES CORPORATION

           PEC markets and finances timeshare interests and land in select resort areas. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it sells and generally services. In February 1988, Mego Financial acquired PEC, pursuant to an assignment by the Assignors (Comay Corp., Growth Realty Inc., RER Corp., and H&H Financial, Inc.) of their contract right to purchase PEC.

           To facilitate its sales of timeshare interests, the Company has entered into several trust agreements. The trustees administer the collection of the related notes receivable. The Company has assigned title to certain of its resort properties in Nevada and its interest in certain related notes receivable to the trustees.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                                   (unaudited)


4.  MERGER AGREEMENT WITH SYCAMORE PARTNERS

           On March 27, 1998, the Company announced that it had entered into a definitive merger agreement under which it is to be acquired by Sycamore Partners, LLC ("Sycamore"). Sycamore is to be financed by Blackacre Capital Group, L.P., a real estate investment fund. Under the terms of the merger, the Company shareholders are to receive cash based upon a price of $6.00 per share, less an adjustment related to a receivable from MMC on the Company's financial statements. The adjustment is expected to be at least $0.25 per share but not more than $0.29 per share so that the per share price to be received by shareholders would be a minimum of $5.71 per share up to an estimated maximum of $5.75 per share. See Note 5.

           The aggregate value of this transaction would be approximately $120,000,000 plus the Company's outstanding indebtedness. The completion of the acquisition is subject to approval by the holders of two-thirds of the Company's outstanding common stock, customary regulatory approvals and the satisfaction of certain other conditions set forth in the merger agreement.

5.  ADJUSTMENT OF RECEIVABLE FROM MEGO MORTGAGE CORPORATION

           In April 1998, an agreement was made to adjust the income tax portion of a receivable in the amount of $5,283,000 that MMC owed the Company under a Tax Allocation and Indemnity Agreement dated November 19, 1996. MMC owed the Company an estimated total of $6,152,000, $5,283,000 of which was a result of filing a consolidated federal income tax return with the Company's affiliated group prior to the Spin-off under such Tax Allocation and Indemnity Agreement dated November 19, 1996. Following this transaction, MMC will owe the Company $869,000.

6.  DISCONTINUED OPERATIONS OF MEGO MORTGAGE CORPORATION

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

7.  RECENTLY ISSUED ACCOUNTING STANDARDS

           Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of," (SFAS 121) was issued by the Financial Accounting Standards Board (FASB) in March 1995, and effective for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under the provisions of SFAS 121, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. The Company has not recorded any expense related to impairment losses since adoption of SFAS 121.

           The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125) in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and
(b)

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                                   (unaudited)



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

           An entity that reports discontinued operations is required to present Basic and Diluted EPS for each of the income related line items. Data utilized in calculating pro forma earnings per share under SFAS 128 are as follows (thousands of dollars, except share amounts):

                                                            THREE MONTHS ENDED FEBRUARY 28,     SIX MONTHS ENDED FEBRUARY 28,
                                                            ------------------------------     ------------------------------
                                                                1998              1997             1998              1997
                                                            ------------      ------------     ------------      ------------
BASIC EPS
   Income (loss) from continuing operations                 $     (1,283)     $      1,368     $     (2,648)     $        304
   Income from discontinued operations                                --             2,413               --             4,643
                                                            ------------      ------------     ------------      ------------
   Net income (loss)                                        $     (1,283)     $      3,781     $     (2,648)     $      4,947
                                                            ============      ============     ============      ============

   Weighted-average number of common shares outstanding
                                                              21,009,506        18,579,788       21,009,506        18,506,049
                                                            ============      ============     ============      ============

DILUTED EPS
   Income (loss) from continuing operations                 $     (1,283)     $      1,368     $     (2,648)     $        304
   Income from discontinued operations                                --             2,413               --             4,643
                                                            ------------      ------------     ------------      ------------
   Net income (loss)                                        $     (1,283)     $      3,781     $     (2,648)     $      4,947
                                                            ============      ============     ============      ============

   Weighted-average number of common shares and common
      share equivalents outstanding                           21,009,506        19,662,582       21,009,506        19,619,912
                                                            ============      ============     ============      ============

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                                   (unaudited)



           The following tables reconcile income (loss)from continuing operations, basic and diluted shares and EPS for the following periods (thousands of dollars, except per share amounts):

                                       THREE MONTHS ENDED FEBRUARY 28, 1998              THREE MONTHS ENDED FEBRUARY 28, 1997
                                   --------------------------------------------      --------------------------------------------
                                                                       PER SHARE                                       PER SHARE
                                      INCOME             SHARES         AMOUNT         INCOME            SHARES          AMOUNT
                                   ------------        ----------      --------      ------------      ----------     -----------
Income (loss) from continuing
   operations                      $     (1,283)                                     $      1,368

BASIC EPS
Income (loss) from continuing
   operations                            (1,283)       21,009,506      $  (0.06)            1,368      18,579,788     $      0.07
                                   ------------      ------------      ========      ------------     -----------     ===========

Effect of dilutive securities:

      Warrants                               --                --                              --         806,653
      Stock options                          --                --                              --         276,141
                                   ------------      ------------                    ------------     -----------

DILUTED EPS
Income (loss) from continuing
   operations and assumed
   conversions                     $     (1,283)       21,009,506      $  (0.06)     $      1,368      19,662,582     $      0.07
                                   ============      ============      ========      ============     ===========     ===========



                                        SIX MONTHS ENDED FEBRUARY 28, 1998                SIX MONTHS ENDED FEBRUARY 28, 1997
                                   ---------------------------------------------      -------------------------------------------
                                                                       PER SHARE                                       PER SHARE
                                      INCOME             SHARES         AMOUNT           INCOME          SHARES          AMOUNT
                                   ------------        ----------      ---------      ------------     ----------     -----------
Income (loss) from continuing
   operations                      $     (2,648)                                      $        304

BASIC EPS
Income (loss) from continuing
   operations                            (2,648)       21,009,506      $   (0.13)              304     18,506,049     $      0.02
                                   ------------      ------------      =========      ------------     ----------     ===========

Effect of dilutive securities:
      Warrants                               --                --                               --        841,497
      Stock options                          --                --                               --        272,366
                                   ------------      ------------                     ------------     ----------

DILUTED EPS
Income (loss) from continuing
   operations and assumed
   conversions                     $     (2,648)       21,009,506      $   (0.13)     $        304     19,619,912     $      0.01
                                   ============      ============      =========      ============     ==========     ===========

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                                   (unaudited)



           The following tables reconcile income from discontinued operations, net of taxes and minority interest, basic and diluted shares, and EPS for the following periods (thousands of dollars, except per share amounts):

                                        THREE MONTHS ENDED FEBRUARY 28, 1998            THREE MONTHS ENDED FEBRUARY 28, 1997
                                  ----------------------------------------------    --------------------------------------------
                                                                     PER SHARE                                        PER SHARE
                                      INCOME           SHARES         AMOUNT          INCOME          SHARES            AMOUNT
                                  --------------    -----------    -------------    -----------    --------------    -----------
Income from discontinued
   operations                     $           --                                    $     2,981
Less:  Minority interest in
   discontinued operations                    --                                            568
                                  --------------                                    -----------

BASIC EPS
Income from discontinued
   operations                                 --     21,009,506    $          --          2,413        18,579,788    $      0.13
                                   -------------                   =============    -----------                      ===========

Effect of dilutive securities:
      Warrants                                --             --                              --           806,653
      Stock options                           --             --                              --           276,141
                                   -------------    -----------                     -----------    --------------

DILUTED EPS
Income from discontinued
   operations and assumed
   conversions                    $           --     21,009,506    $          --    $     2,413        19,662,582    $      0.12
                                  ==============    ===========    =============    ===========    ==============    ===========



                                        SIX MONTHS ENDED FEBRUARY 28, 1998            SIX MONTHS ENDED FEBRUARY 28, 1997
                                   -------------------------------------------     ----------------------------------------
                                                                    PER SHARE                                     PER SHARE
                                      INCOME         SHARES          AMOUNT          INCOME          SHARES         AMOUNT
                                   -----------     -----------     -----------     -----------     ----------     ---------
Income from discontinued
   operations                      $        --                                     $     5,274
Less:  Minority interest in
   discontinued operations                  --                                             631
                                   -----------                                     -----------

BASIC EPS
Income from discontinued
   operations                               --      21,009,506     $        --           4,643     18,506,049     $    0.25
                                   -----------     -----------     ===========     -----------     ----------     =========

Effect of dilutive securities:
      Warrants                              --              --                              --        841,497
      Stock options                         --              --                              --        272,366
                                   -----------     -----------                     -----------     ----------

DILUTED EPS
Income from discontinued
   operations and assumed
   conversions                     $        --      21,009,506     $        --     $     4,643     19,619,912     $    0.24
                                   ===========     ===========     ===========     ===========     ==========     =========

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                                   (unaudited)


           The following tables reconcile the net income (loss) applicable to common shareholders, basic and diluted shares and EPS for the following periods (thousands of dollars, except per share amounts):

                                        THREE MONTHS ENDED FEBRUARY 28, 1998                THREE MONTHS ENDED FEBRUARY 28, 1997
                                   -----------------------------------------------      -------------------------------------------
                                                                        PER SHARE                                       PER SHARE
                                      INCOME            SHARES           AMOUNT            INCOME          SHARES          AMOUNT
                                   ------------      ------------      -----------      ------------     ----------     -----------
Net income (loss)                  $     (1,283)                                        $      3,781

BASIC EPS
Income (loss) applicable to
   common stockholders                   (1,283)       21,009,506      $     (0.06)            3,781     18,579,788     $      0.20
                                   ------------      ------------      ===========      ------------     ----------     ===========

Effect of dilutive securities:
      Warrants                               --                --                                --         806,653
      Stock Options                          --                --                                --         276,141
                                   ------------      ------------                       ------------     ----------

DILUTED EPS
Income (loss) applicable to
   common stockholders and
   assumed conversions             $     (1,283)       21,009,506      $     (0.06)     $      3,781     19,662,582     $      0.19
                                   ============      ============      ===========      ============     ==========     ===========



                                        SIX MONTHS ENDED FEBRUARY 28, 1998               SIX MONTHS ENDED FEBRUARY 28, 1997
                                   --------------------------------------------      -------------------------------------------
                                                                    PER SHARE                                         PER SHARE
                                     INCOME           SHARES          AMOUNT           INCOME          SHARES          AMOUNT
                                   -----------      -----------     -----------      -----------     -----------     -----------
Net income (loss)                  $    (2,648)                                      $     4,947

BASIC EPS
Income (loss) applicable to
   common stockholders                  (2,648)      21,009,506     $     (0.13)           4,947      18,506,049     $      0.27
                                   -----------      -----------     ===========      -----------     -----------     ===========

Effect of dilutive securities:
      Warrants                              --               --                               --         841,497
      Stock Options                         --               --                               --         272,366
                                   -----------      -----------                      -----------     -----------

DILUTED EPS
Income (loss) applicable to
   common stockholders and
   assumed conversions             $    (2,648)      21,009,406     $     (0.13)     $     4,947      19,619,912     $      0.25
                                   ===========      ===========     ===========      ===========     ===========     ===========

           As a result of Mego Financial's loss from continuing operations for the three and six months ended February 28, 1998, incentive stock options outstanding to purchase 368,500 shares of Mego Financial's common stock were considered antidilutive under SFAS 128 requirements and therefore were not included in the weighted-average number of common shares.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                                   (unaudited)


8.  STOCKHOLDERS' EQUITY

           Mego Financial's stock option plan (Stock Option Plan) was increased by 500,000 shares upon shareholder approval which was obtained on September 9, 1997. On September 3, 1997, an additional 348,500 incentive stock options were granted under the Stock Option Plan to employees at fair market value, which was authorized by the Stock Option Committee, of which 15,000 are subject to future shareholder approval of certain amendments to the Stock Option Plan in accordance with applicable law. The total number of options outstanding is 393,500 which includes 45,000 options which were previously outstanding. There were no options exercisable under this plan at February 28, 1998, however, upon consummation of the merger described in Note 4, substantially all of these options will be 100% vested and therefore exercisable.

           The Spin-off resulted in a distribution by the Company of $21,735,000 of additional paid-in capital and $21,441,000 of retained earnings. These equity amounts related to MMC which, as a result of the Spin-off, is no longer owned by the Company. See Note 6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

           The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain forward-looking statements and information relating to Mego Financial Corp. (Mego Financial) (Mego Financial and it subsidiaries are referred to herein collectively as the Company) that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new timeshare and land sales programs and future financial performance, including growth in revenues and net income and cash flows. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. Also, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. No effect has been given in the following Management's Discussion and Analysis of Financial Condition and Results of Operations to the proposed merger transaction described in Note 4 of Notes to Condensed Consolidated Financial Statements.

           The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, contained elsewhere herein and in the Consolidated Financial Statements, including the notes thereto, in the Company's Form 10-K for the fiscal year ended August 31, 1997.

GENERAL

           The business of the Company following the Spin-off (as later defined) is primarily the marketing, financing and sale of timeshare interests, retail lots and land parcels, and servicing the related notes receivable. The Company, through its subsidiary Preferred Equities Corporation (PEC), provides financing to purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust and mortgages as well as non-recourse installment sale contracts. These notes receivable are generally payable over a period ranging from two to twelve years, bear interest at rates ranging from 0% to 16% and generally require equal monthly payments of principal and interest.

Discontinued Operations of Mego Mortgage Corporation (MMC)

           The Company formed MMC in June 1992 as a wholly-owned subsidiary and operated MMC as such until November 1996. MMC is a specialized consumer finance company that originates, purchases, sells, securitizes and services consumer loans consisting primarily of debt consolidation loans and, to a lesser extent, conventional uninsured home improvement loans.

           In November 1996, MMC consummated an initial public offering (the
IPO) and as a result, the Company's ownership of MMC was reduced to approximately 81.3% of the outstanding common stock. On September 2, 1997, the Company distributed all of its 10 million shares of MMC's common stock to the Company's shareholders in a tax-free spin-off (the Spin-off). To fund MMC's past operations and growth and in conjunction with filing consolidated tax returns, MMC incurred debt and other obligations due to the Company and its subsidiary, PEC. The amount of debt due to the Company was $1.8 million at February 28, 1998 after the adjustment of a receivable of $5.3 million described in Note 5 of Notes to Condensed Consolidated Financial Statements and $10.1 million at August 31, 1997. It is not anticipated that the Company will provide funds to MMC or guarantee MMC's indebtedness in the future, although it may do so.

           MMC also has agreements with PEC for providing management services and loan servicing. Effective January 1, 1998, the servicing fees paid to PEC by MMC were reduced from 40 basis points to 35 basis points per year by written agreement. In January 1998, the loan servicing agreement between PEC and MMC was amended to permit the assignment by MMC of its servicing rights and obligations with respect to certain loans sold to a financial institution. The institution may terminate the agreement for PEC to service the loans upon 48 hours prior written notice to PEC, and, the institution has verbally indicated that they intend to give such notice for the Conventional loans in its portfolio. The servicing fees for the 6 months ended February 28, 1998 and 1997 were $1.4 million and $657,000, respectively.

           The accompanying Consolidated Statements of Operations reflect the operating results of MMC as discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30. For additional information see
Note 6 of Notes to Condensed Consolidated Financial Statements.

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

           Notes receivable with payment delinquencies of 90 days or more have been considered in determining the allowance for cancellations. Cancellations occur when the note receivable is determined to be uncollectible and the related collateral, if any, has been recovered. Cancellation of a note receivable in the quarter the revenue is recognized is deemed to not represent a sale and is accounted for as a reversal of the revenue with an adjustment to cost of sales. Cancellation of a note receivable subsequent to the quarter the revenue was recognized is charged to the allowance for cancellations.

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

           In discounting cash flows related to notes receivable sales, PEC defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate of 15% for the six months ended February 28, 1998 and 1997. PEC has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers.

           In determining expected cash flows, management considers economic conditions at the date of sale. In subsequent periods, these estimates may be revised as necessary using the original discount rate, and any losses arising from prepayment and loss experience will be recognized as realized.

           Provision for cancellations relating to notes receivable is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes receivable. PEC records provision for cancellations at the time revenue is recognized, based on historical experience and current economic factors. The related allowance for cancellations represents PEC's estimate of the amount of the future credit losses to be incurred over the lives of the notes receivable. The allowance for cancellations is reduced by actual cancellations experienced, including cancellations related to previously sold notes receivable which were reacquired pursuant to the recourse obligations discussed herein. Such allowance is also reduced to establish the separate liability for reserve for notes receivable sold with recourse. PEC's judgment in determining the adequacy of this allowance is based upon a periodic review of its portfolio of notes receivable. These reviews take into consideration changes in the nature and level of the portfolio, historical cancellation experience, current economic conditions which may affect the purchasers' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality. Changes in the allowance as a result of such reviews are included in the provision for cancellations.

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

           PEC has entered into financing arrangements with certain purchasers of timeshare interests and land whereby no stated interest rate is charged if the aggregate down payment is at least 50% of the purchase price and the balance is payable in 24 or fewer monthly payments. Notes receivable of $7.1 million and $7.0 million at February 28, 1998 and August 31, 1997, respectively, were made under this arrangement.

           Land sales as of February 28, 1998 exclude $11.8 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received. If ultimately recognized, revenues from these sales would be reduced by a related provision for cancellations of $1.7 million, deferred selling costs of $3.3 million and cost of sales of $1.1 million.

RESULTS OF OPERATIONS

Three Months Ended February 28, 1998 Compared to Three Months Ended February 28, 1997

PEC

           Total revenues for PEC decreased 2.6%, or $427,000, to $15.9 million during the three months ended February 28, 1998 from $16.3 million during the three months ended February 28, 1997. The decrease was primarily due to a decrease in land sales, net, to $3.6 million during the three months ended February 28, 1998 from $4.4 million during the three months ended February 28, 1997, a decrease in gain on sale of receivables to $0 during the three months ended February 28, 1998 from $441,000 during the three months ended February 28, 1997 and a decrease in other revenue, which were partially offset by an increase in timeshare interest sales, net.

           Timeshare interest and land sales, net, were $12.0 million during the three months ended February 28, 1998 and 1997. Gross sales of timeshare interests decreased to $9.3 million during the three months ended February 28, 1998 from $9.8 million during the three months ended February 28, 1997, a decrease of 5.3%. Net sales of timeshare interests increased to $8.5 million from $7.6 million, an increase of 11.7%. The provision for cancellations represented 9.1% and 23.0% of gross sales of timeshare interests for the three months ended February 28, 1998 and 1997, respectively. The decrease in the provision for cancellations for timeshare interests and land was primarily due to lower cancellation experience during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 and to an analysis of the required allowances, including the reserve for notes receivable sold with recourse, as of February 28, 1998.

           Gross sales of land decreased to $3.9 million during the three months ended February 28, 1998 from $5.1 million during the three months ended February 28, 1997, a decrease of 24.8%. Net sales of land decreased to $3.6 million during the three months ended February 28, 1998 from $4.4 million during the three months ended February 28, 1997, a decrease of 18.8%. The provision for cancellations decreased to 7.6% of gross sales of land for the three months ended February 28, 1998 from 14.4% for the three months ended February 28, 1997, primarily due to lower cancellation experience during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 and to an analysis of the required allowances, including the reserve for notes receivable sold with recourse, as of February 28, 1998. The decrease in gross land sales was the result of PEC's diminishing inventory of land available for sale and its increasing inventory of timeshare interests from the opening of new timeshare resorts. During the second quarter of fiscal 1998, PEC acquired land in Colorado to add to its inventory. PEC expects to begin selling the lots in the third quarter of fiscal 1998.

           No gain on sale of receivables was recorded for the three months ended February 28, 1998 compared to $441,000 for the three months ended February 28, 1997. There were no receivable sales during the three months ended February 28, 1998 while there were $5.4 million in receivable sales during the three months ended February 28, 1997. PEC periodically sells receivables to reduce the outstanding balances under its lines of credit.

           Financial income increased to $986,000 during the three months ended February 28, 1998 from $770,000 during the three months ended February 28, 1997, an increase of 28.1%. The increase was a result of the increased number of loans serviced by PEC for an unrelated party, generating increased servicing fees.

           Other income decreased 25.2%, or $188,000, to $559,000 for the three months ended February 28, 1998 from $747,000 for the three months ended February 28, 1997 primarily due to a loss on the closing of a timeshare sales office.

           As a result of the foregoing, total PEC revenues decreased to $15.9 million during the three months ended February 28, 1998 from $16.4 million during the three months ended February 28, 1997.

           Total costs and expenses for PEC increased to $16.9 million for the three months ended February 28, 1998 from $16.8 million for the three months ended February 28, 1997. The increase resulted primarily from an increase in direct costs of timeshare interest sales to $1.6 million from $1.2 million, an increase of 35.0%; an increase of 24.0% in depreciation expense to $563,000 from $454,000; and, an increase in general and administrative expense to $4.3 million from $3.9 million, an increase of 10.9%, partially offset by a 16.9% decrease in incidental operations to $597,000 from $718,000 and a 6.6% decrease in interest expense to $1.6 million from $1.7 million. In September 1997, 1,122 new upscale, luxury timeshare interests in PEC's Las Vegas, Nevada resort became available for sale. The increase in direct costs of timeshare sales is generally attributable to the sale of this higher cost timeshare inventory. The increase in depreciation expense is due to the increase in property and equipment, net of accumulated depreciation, to $24.3 million at February 28, 1998 from $22.5 million at February 28, 1997. The decrease in interest expense is due to a decline in the interest rates on certain notes and contracts payable.

           As a percentage of gross sales of timeshare interests and land, commissions and selling expenses relating thereto increased to 59.3% during the three months ended February 28, 1998 from 55.9% during the three months ended February 28, 1997, and cost of sales increased to 15.3% during the three months ended February 28, 1998 from 10.8% during the three months ended February 28, 1997. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than from sales of land.
           Interest expense of PEC decreased to $1.6 million during the three months ended February 28, 1998 from $1.7 million during the three months ended February 28, 1997, a decrease of 6.6%. The decrease is a result of the refinancing of certain notes and contracts payable to lower interest rates during the three months ended February 28, 1998 compared to the three months ended February 28, 1997.

           A pre-tax loss of $991,000 was recorded by PEC during the three months ended February 28, 1998 compared to pre-tax loss of $414,000 during the three months ended February 28, 1997. The increase in the pre-tax loss is primarily due to the decrease in land sales and the absence of gain on sale of receivables during the three months ended February 28, 1998, together with an increase in general and administrative expenses and direct cost of timeshare interest sales.

           No income tax provision or benefit for PEC was recorded for the three months ended February 28, 1998 and 1997. As part of an arrangement between PEC and the Company, regarding payment of taxes, PEC generally does not recognize a tax benefit for periods in which it records a loss.

           As a result of the foregoing, PEC reported a net loss of $991,000 during the three months ended February 28, 1998 compared to a net loss of $414,000 during the three months ended February 28, 1997.

COMPANY (consolidated)

           Loss from continuing operations was $1.3 million during the three months ended February 28, 1998 compared to income of $1.4 million during the three months ended February 28, 1997, due primarily to an income tax benefit of $2.5 million recognized during the three months ended February 28, 1997 while no income tax benefit was recognized during the three months ended February 28, 1998. See prior discussion for PEC.

           Total costs and expenses during the three months ended February 28, 1998 were $17.2 million, a decrease of 1.7% from $17.5 million during the three months ended February 28, 1997. Combined commissions and selling expenses and general and administrative expenses decreased 2.6% for the three months ended February 28, 1998 compared to the three months ended February 28, 1997 due primarily to PEC's efforts in lowering expenses and a decrease in commissions and selling expense due to decreased land sales Additionally, Mego Financial (parent only) continues to incur interest on subordinated debt. Total general and administrative expenses for Mego Financial (parent only) were primarily comprised of professional services, external financial reporting expenses and regulatory and other public company corporate expenses.

           The income tax benefit for the three months ended February 28, 1998 was $0 compared to an income tax benefit of $2.5 million for the three months ended February 28, 1997. Based on the current tax position, it was determined that no income tax benefit should be recorded for the three months ended February 28, 1998. The changes in certain income tax liability reserves in fiscal 1997 are a result of facts and circumstances determined in an extensive review and analysis of the Company's federal income tax liability completed during fiscal 1997.

           Net loss applicable to common stock was $1.3 million during the three months ended February 28, 1998 compared to net income applicable to common stock of $3.8 million during the three months ended February 28, 1997, primarily due to the foregoing and due to income from discontinued operations of $2.4 million during the three months ended February 28, 1997 because of the Spin-off of MMC while no income from discontinued operations was recorded during the three months ended February 28, 1998.

Six Months Ended February 28, 1998 Compared to Six Months Ended February 28,
1997

PEC

           Total revenues for PEC increased 1.4%, or $444,000, to $31.9 million during the six months ended February 28, 1998 from $31.5 million during the six months ended February 28, 1997. The increase was primarily due to an increase in timeshare interest sales, net, to $17.3 million during the six months ended February 28, 1998 from $15.1 million during the six months ended February 28, 1997 and an increase in financial income to $2.0 million during the six months ended February 28, 1998 from $1.3 million during the six months ended February 28, 1997, partially offset by a decrease in land sales.

           Timeshare interest and land sales, net, increased to $23.9 million during the six months ended February 28, 1998 from $22.9 million during the six months ended February 28, 1997, an increase of 4.3%. Gross sales of timeshare interests were $19.3 million during the six months ended February 28, 1998 and 1997 . Net sales of timeshare interests increased to $17.3 million from $15.1 million, an increase of 14.3%. The provision for cancellations represented 10.3% and 21.5% of gross sales of timeshare interests for the six months ended February 28, 1998 and 1997, respectively. The decrease in the provision for cancellations for timeshare interests and land was primarily due to lower cancellation experience during the first half of fiscal 1998 compared to the first half of fiscal 1997 and to an analysis of the required allowances, including the reserve for notes receivable sold with recourse as of February 28, 1998.

           Gross sales of land decreased to $7.2 million during the six months ended February 28, 1998 from $8.9 million during the six months ended February 28, 1997, a decrease of 19.7%. Net sales of land decreased to $6.6 million during the six months ended February 28, 1998 from $7.8 million during the six months ended February 28, 1997, a decrease of 15.3%. The provision for cancellations decreased to 8.2% of gross sales of land for the six months ended February 28, 1998 from 13.0% for the six months ended February 28, 1997, primarily due to lower cancellation experience during the first half of fiscal 1998 compared to the first half of fiscal 1997 and to an analysis of the required allowances, including the reserve for notes receivable sold with recourse as of February 28, 1998. The decrease in gross land sales was the result of PEC's diminishing inventory of land available for sale and its increasing inventory of timeshare interests from the opening of new timeshare resorts. During the second quarter of fiscal 1998, PEC acquired land in Colorado to add to its inventory. PEC expects to begin selling the lots in the third quarter of fiscal 1998.

           No gain on sale of receivables was recorded for the six months ended February 28, 1998 compared to $890,000 for the six months ended February 28, 1997. There were no receivable sales during the six months ended February 28, 1998 while there were $10.1 million in receivable sales during the six months ended February 28, 1997. PEC periodically sells receivables to reduce the outstanding balances under its lines of credit.

           Financial income increased to $2.0 million during the six months ended February 28, 1998 from $1.3 million during the six months ended February 28, 1997, an increase of 50.8%. The increase was a result of the increased number of loans serviced by PEC for an unrelated third party, generating increased servicing fees.

           Other income decreased 12.4% to $1.4 million for the six months ended February 28, 1998 from $1.6 million for the six months ended February 28, 1997 primarily due to a loss on the closing of a timeshare sales office.

           As a result of the foregoing, total PEC revenues increased to $31.9 million during the six months ended February 28, 1998 from $31.5 million during the six months ended February 28, 1997.

           Total costs and expenses for PEC increased to $33.5 million for the six months ended February 28, 1998 from $32.8 million for the six months ended February 28, 1997, an increase of 2.3%. The increase resulted primarily from an increase in direct costs of timeshare interest sales to $3.5 million from $2.5 million, an increase of 37.4%; an increase in direct costs of land sales to $813,000 from $734,000, an increase of 10.8%; and an increase in depreciation expense to $1.1 million from $933,000, an increase of 22.4%, partially offset by a decrease of $289,000 in interest expense and a decrease in direct costs of incidental operations of $111,000. In September 1997, 1,122 new upscale, luxury timeshare interests in PEC's Las Vegas, Nevada resort became available for sale. The increase in direct costs of timeshare sales is generally attributable to the sale of this higher cost timeshare inventory. The increase in direct costs of land is attributable to increased sales of higher cost lots sold during the current fiscal period compared to the same period last fiscal year. The increase in depreciation expense is due to the increase in property and equipment, net of accumulated depreciation, to $24.3 million at February 28, 1998 from $22.5 million at February 28, 1997. The decrease in interest expense is due to a decline in the interest rates on certain notes and contracts payable.

           As a percentage of gross sales of timeshare interests and land, commissions and selling expenses relating thereto increased to 59.0% during the six months ended February 28, 1998 from 56.9% during the six months ended February 28, 1997, and cost of sales increased to 16.1% during the six months ended February 28, 1998 from 11.5% during the six months ended February 28, 1997. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than from sales of land.

           Interest expense of PEC decreased to $3.2 million during the six months ended February 28, 1998 from $3.5 million during the six months ended February 28, 1997, a decrease of 8.3%. The decrease is a result of the refinancing of certain notes and contracts payable to lower interest rates during the six months ended February 28, 1998 compared to the six months ended February 28, 1997.

           A pre-tax loss of $1.6 million was recorded by PEC during the six months ended February 28, 1998 compared to pre-tax loss of $1.3 million during the six months ended February 28, 1997. The increase in the pre-tax loss is largely due to the decrease in land sales and the absence of gain on sale of receivables during the current period, together with an increase in general and administrative expenses and direct costs of timeshare interest sales.

           No income tax provision or benefit for PEC was recorded for the six months ended February 28, 1998 and 1997. As part of an arrangement between PEC and the Company, regarding payment of taxes, PEC generally does not recognize a tax benefit for periods in which it records a loss.

           As a result of the foregoing, PEC reported a net loss of $1.6 million during the six months ended February 28, 1998 compared to a net loss of $1.3 million during the six months ended February 28, 1997.

COMPANY (consolidated)

           Loss from continuing operations was $2.6 million during the six months ended February 28, 1998 compared to income of $304,000 during the six months ended February 28, 1997, due primarily to an income tax benefit of $2.9 million recognized during the six months ended February 28, 1997 while no income tax benefit was recognized during the six months ended February 28, 1998.

           Total costs and expenses during the six months ended February 28, 1998 were $34.7 million, an increase of 1.4% over $34.2 million during the six months ended February 28, 1997. Combined commissions and selling expenses and general and administrative expenses increased 0.6% for the six months ended February 28, 1998 compared to the six months ended February 28, 1997 due primarily to PEC's efforts to lower expenses and a decrease in commissions due to decreased land sales. Additionally, Mego Financial (parent only) continues to incur interest on subordinated debt. Total general and administrative expenses for Mego Financial (parent only) were primarily comprised of professional services, external financial reporting expenses and regulatory and other public company corporate expenses.

           The income tax benefit for the six months ended February 28, 1998 was $0 compared to an income tax benefit of $2.9 million for the six months ended February 28, 1997. Based on the current tax position, it was determined that no income tax benefit should be recorded for the six months ended February 28, 1998. The changes in certain income tax liability reserves in fiscal 1997 are a result of facts and circumstances determined in an extensive review and analysis of the Company's federal income tax liability completed during fiscal 1997.

           Net loss applicable to common stock was $2.6 million during the six months ended February 28, 1998 compared to net income applicable to common stock of $4.9 million during the six months ended February 28, 1997, primarily due to the foregoing and due to income from discontinued operations of $4.6 million during the six months ended February 28, 1997 because of the Spin-off of MMC while no income from discontinued operations was recorded during the six months ended February 28, 1998.

LIQUIDITY AND CAPITAL RESOURCES

           Cash and cash equivalents for the Company were $3.0 million at February 28, 1998 compared to $10.4 million at August 31, 1997. The decrease was primarily due to PEC's acquisition and improvement of timeshare properties, no sale of notes receivable occurring during the first two quarters of fiscal 1998, the payment of commissions and selling expenses in connection with timeshare and land sales and Mego Financial's payment of interest on subordinated debt. PEC requires continued access to sources of debt financing and sales in the secondary market for receivables.

PEC

           PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of taxes and dividends to Mego Financial, payments of principal and interest on debt obligations and payments of commissions and selling expenses in connection with sales of timeshare interests and land. Commissions and selling expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through sales of receivables, PEC's lines of credit in the aggregate amount of $137.5 million and cash flows from operations. At February 28, 1998, no commitments existed for material capital expenditures.

           At February 28, 1998, PEC had arrangements with 5 institutional lenders under 6 agreements for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for 6 lines of credit of up to an aggregate of $137.5 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At February 28, 1998, an aggregate of $73.3 million was outstanding under such lines of credit, and $64.2 million was available for borrowing. Under the terms of these lines of credit, PEC may borrow 70% to 85% of the balances of the pledged timeshare and land receivables. PEC is required to comply with certain covenants under these agreements, which, among other things, require PEC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that PEC maintain a minimum tangible net worth of $25.0 million. At February 28, 1998, PEC's net worth was $23.7 million. Necessary waivers of compliance with certain covenants related to these and other agreements have been received. Summarized lines of credit information and accompanying notes relating to these six lines of credit outstanding at February 28, 1998, consist of the following (thousands of dollars):

     BORROWING           MAXIMUM
     AMOUNT AT          BORROWING            REVOLVING
 FEBRUARY 28, 1998       AMOUNT         EXPIRATION DATE (f)          MATURITY DATE             INTEREST RATE
--------------------  --------------  -------------------------  -----------------------  ---------------------------
     $  46,165           $ 75,000        (a) May 15, 2000              Various               Prime    +   2.0 - 2.25%
         6,085             15,000        (b) May 30, 1998              Various               Prime    +   2.0%
         8,070             15,000        (c) March 29, 1998            Various               LIBOR    +   4.0 - 4.25%
         5,539             15,000        (c) February 6, 1998          August 6, 1999        LIBOR    +   4.25%
         4,430             10,000        (d) August 1, 2000            August 1, 2003        Prime    +   2.25%
         2,979              7,500        (e) April 30, 1998            May 31, 2002          Prime    +   2.0%

----------

(a) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $20.0 million with such amount increasing each fiscal quarter after August 31, 1997 by an amount equal to 50% of PEC's consolidated net income for each quarter up to a maximum requirement of $25 million. At February 28, 1998, $30.3 million of loans secured by receivables were outstanding related to financings at prime +2%, of which $20.1 million of loans secured by land receivables mature May 15, 2010 and $10.1 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes $1.5 million in acquisition and development (A&D) financing maturing May 20, 1998 and $5.5 million maturing July 1, 2003 for the financing of corporate office buildings; both of which are amortizing loans and bear interest at prime +2.25%. The remaining A&D and receivables loans, land acquisition loan and a resort lobby loan outstanding of $8.9 million are at prime +2% and mature between February 28, 1998 and February 20, 2001.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25.0 million during the life of the loan. These credit lines include available financing for A&D and receivables. At February 28, 1998, $1.6 was outstanding under the A&D loan which matures in September 1999, and $4.5 million maturing June 1, 2002 was outstanding under the receivables loan.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17.0 million during the life of the loan. These credit lines include available financings for A&D and receivables. At February 28, 1998, $6.6 million was outstanding under the A&D loans, bearing interest at the 90-day London Interbank Offering Rate (LIBOR) +4.25% and maturing between March 1999 and August 1999. At February 28, 1998, $1.5 million was outstanding under the receivables loan, bearing interest at the 90-day LIBOR +4% and maturing in June 2005.

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

           A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              FEBRUARY 28,                       FEBRUARY 28,
                                                        --------------------------        -------------------------
                                                          1998             1997             1998             1997
                                                        --------         ---------        --------         --------
Commissions and selling expenses attributable to
   recognized and unrecognized sales                    $  7,811         $  8,371         $ 15,726         $ 16,412
Less:  Down payments                                      (3,147)          (3,227)          (6,263)          (6,742)
                                                        --------         --------         --------         --------
Cash Shortfall                                          $  4,664         $  5,144         $  9,463         $  9,670
                                                        ========         ========         ========         ========

           During the six months ended February 28, 1998, PEC did not sell any notes receivable. During the six months ended February 28, 1997, PEC sold notes receivable of $10.1 million from which $8.3 million of the sales proceeds were used to pay down debt during the six months ended February 28, 1997. The receivables sold during the six months ended February 28, 1997 had a weighted-average interest rate of 12.9% and were sold to yield a return of 9.0% with any excess interest received from the obligors being payable to PEC.

           At February 28, 1998, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $76.1 million. PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase. The repurchase provisions provide for substitution of receivables as recourse for $75.1 million of sold notes receivable and cash payments for repurchase relating to $994,000 of sold notes receivable. At February 28, 1998 and 1997, the undiscounted amounts of the recourse obligations on such notes receivable were $7.1 million and $11.9 million, respectively. PEC periodically reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

           The components of the Company's debt, including lines of credit consist of the following (thousands of dollars):

                                                          FEBRUARY 28,         AUGUST 31,
                                                              1998                1997
                                                          ------------        ------------
Notes collateralized by receivables                       $     39,552        $     31,489
Mortgages collateralized by real estate properties              37,198              32,311
Installment contracts and other notes payable                    1,849               1,769
                                                          ------------        ------------
           Total                                          $     78,599        $     65,569
                                                          ============        ============

FINANCIAL CONDITION

February 28, 1998 Compared to August 31, 1997

           Cash and cash equivalents decreased 71.3% to $3.0 million at February 28, 1998 from $10.4 million at August 31, 1997, primarily as a result of PEC's acquisition and improvement of timeshare properties, no sale of notes receivable during the first half of fiscal 1998, the payment of commissions and selling expenses in connection with timeshare and land sales and Mego Financial's payment of interest on subordinated debt.

           Notes receivable, net, increased 24.4% to $42.6 million at February 28, 1998 from $34.3 million at August 31, 1997 primarily as a result of new receivables added exceeding reductions while no receivable sales occurred during the six months ended February 28, 1998.

           Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for the six months ended February 28, 1998 consists of the following (thousands of dollars):

Balance at beginning of period                                    $ 19,527
   Provision for cancellations                                       2,579
   Amounts charged to allowance for  cancellations
      and reserve for notes  receivable sold with recourse          (3,036)
                                                                  --------
Balance at end of period                                          $ 19,070
                                                                  ========

           The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):

                                                        FEBRUARY 28,         AUGUST 31,
                                                            1998                1997
                                                        ------------        ------------
Allowance for cancellations, excluding discounts        $     12,662        $     10,824
Reserve for notes receivable sold with recourse                6,408               8,703
                                                        ------------        ------------
   Total                                                $     19,070        $     19,527
                                                        ============        ============

           Statement of Financial Accounting Standard (SFAS) No. 125 (SFAS 125) requires the reclassification of excess servicing rights as interest only receivables which are carried at fair market value. Interest only receivables decreased 5.7% to $3.1 million at February 28, 1998 from $3.3 million at August 31, 1997 due to normal amortization.

           Timeshare interests held for sale and land and improvements inventory increased 4.1% to $38.8 million at February 28, 1998 from $37.3 million at August 31, 1997 primarily as a result of the completion of construction of additional timeshare interests during the six months ended February 28, 1998.

           Other investments increased $6.5 million to $8.7 million at February 28, 1998 from $2.1 million at August 31, 1997 due to the recent acquisition of land in Colorado held for future sale.

           Other receivables increased to $1.8 million at February 28, 1998 from $0 at August 31, 1997, due to a receivable for management services and loan servicing for MMC during the six months ended February 28, 1998 and the remaining balance of the MMC receivable which was included in net assets of discontinued operations at August 31, 1997.

           Net assets of discontinued operations decreased to $0 at February 28, 1998 from $53.3 million at August 31, 1997 due to the completion of the Spin-off on September 2, 1997. The $53.3 million at August 31, 1997 represented the net assets of MMC of $53.1 million and the Company's receivable of $10.1 million from MMC less the minority interest of $9.9 million. Of the $10.1 million, $9.7 million was due from MMC to the Company and $446,000 was due from MMC to PEC. After the Spin-off, MMC was obligated to pay the debt due to the Company, $3.9 million of which was paid in October 1997 under the terms of an agreement and $5.3 million which was eliminated through an adjustment in April 1998.

           Notes and contracts payable increased 19.9% to $78.6 million at February 28, 1998 from $65.6 million at August 31, 1997, due to increased borrowings and no receivable sales occurred during the six months ended February 28, 1998; the proceeds of which are usually used to pay down debt.

           Reserve for notes receivable sold with recourse decreased 26.4% to $6.4 million at February 28, 1998 from $8.7 million at August 31, 1997 primarily due to no receivable sales occurring during the six months ended February 28, 1998 and the reduced balance of the sold notes receivable. Recourse to PEC on sales of notes receivable is governed by the agreements between the purchasers and PEC.

           Income taxes payable were $6.2 million at February 28, 1998 and August 31, 1997. The change in certain income tax liability reserves are a result of facts and circumstances determined in an extensive review and analysis of the Company's federal income tax liability completed during fiscal 1997.

           Stockholders' equity decreased 69.8% to $22.1 million at February 28, 1998 from $73.2 million at August 31, 1997 primarily as a result of the distribution by Mego Financial of all of its remaining shares of MMC common stock to shareholders of Mego Financial pursuant to the Spin-off which resulted in a distribution of $43.2 million in equity and the reduction by $5.3 million of a receivable MMC owed the Company. See Note 5 of Notes to Condensed Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

           Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS 125) was issued by the Financial Accounting Standards Board (FASB) in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. SFAS 125 requires that the Company's excess servicing rights be measured at fair market value and be reclassified as interest only receivables and accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As required by SFAS 125, the Company adopted the new requirements effective January 1, 1997. Implementation of SFAS 125 did not have any material impact on the financial statements of the Company, as the book value of the Company's interest only receivables approximated fair value.

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

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           No significant developments in any litigation previously reported occurred during the six months ended February 28, 1998.

ITEM 5.  OTHER EVENTS

           On March 27, 1998, the Company announced that it had entered into a definitive merger agreement under which it is to be acquired by Sycamore Partners, LLC ("Sycamore"). Sycamore is to be financed by Blackacre Capital Group, L.P., a real estate investment fund. Under the terms of the merger, the Company shareholders are to receive cash based upon a price of $6.00 per share, less an adjustment related to a receivable from MMC on the Company's financial statements. The adjustment is expected to be at least $0.25 per share but not more than $0.29 per share so that the per share price to be received by shareholders would be a minimum of $5.71 per share up to an estimated maximum of $5.75 per share. See Note 5.

           The aggregate value of this transaction would be approximately $120,000,000 plus the Company's outstanding indebtedness. The completion of the acquisition is subject to approval by the holders of two-thirds of the Company's outstanding common stock, customary regulatory approvals and the satisfaction of certain other conditions set forth in the merger agreement.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBIT                                                      DESCRIPTION
         NUMBER                                                       -----------
         ------
         10.133         Agreement between the Company and Herbert B. Hirsch dated September 2, 1997 relating to a severance payment.

         10.134         Agreement between the Company and Don A. Mayerson dated September 2, 1997 relating to a severance payment.

         10.135         Amendment to Services and Consulting Agreement between Mego Mortgage Corporation and
                        Preferred Equities Corporation dated January 20, 1998.

         10.136         Amendment to Loan Program Sub-Servicing Agreement between Mego Mortgage Corporation and
                        Preferred Equities Corporation dated January 20, 1998.

         10.137         Agreement between Mego Mortgage Corporation and Preferred Equities Corporation, dated
                        February 9, 1998, regarding assignment of rights related to the Loan Program Sub-Servicing
                        Agreement to Greenwich Capital Markets, Inc.

         10.138         Mortgage Loan Facility Agreement between FINOVA Capital Corporation and Preferred Equities
                        Corporation dated February 18, 1998

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


                                             MEGO FINANCIAL CORP.


                                             By:/s/ Charles G. Baltuskonis
                                                --------------------------------
                                                Charles G. Baltuskonis
                                                Vice President and Chief
                                                Accounting Officer





Date:  April 14, 1998
       --------------