Form 10-Q
period 1998-05-31
MEGO FINANCIAL CORP
filed 1998-07-15
CIK 736035

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: MAY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________ TO ________________________

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

        As of July 10, 1998, there were 21,009,506 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.


================================================================================

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES



                                      INDEX


                                                                                              Page
                                                                                              ----
PART I     FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements (unaudited)

           Condensed Consolidated Statements of Financial Condition at May 31, 1998 and
             August 31, 1997..............................................................      1

           Condensed Consolidated Statements of Operations for the Three and Nine Months
             Ended May 31, 1998 and 1997..................................................      2

           Condensed Consolidated Statements of Stockholders' Equity for the Nine Months
             Ended May 31, 1998...........................................................      3

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
             May 31, 1998 and 1997........................................................      4

           Notes to Condensed Consolidated Financial Statements...........................      5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations...................................................................     12

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................     22

Item 5.    Other Events...................................................................     23

Item 6.    Exhibits and Reports on Form 8-K...............................................     23

SIGNATURE ................................................................................     24

PART I    FINANCIAL INFORMATION
ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                                                               MAY 31,          AUGUST 31,
ASSETS                                                                                          1998              1997
                                                                                             ------------      ------------
Cash and cash equivalents                                                                    $      2,417      $     10,376
Restricted cash                                                                                     2,015             2,049
Notes receivable, net of allowance for cancellations and discounts of $13,425
   at May 31, 1998 and $11,341 at August 31, 1997                                                  48,214            34,274
Interest only receivables, at fair value                                                            2,955             3,296
Timeshare interests held for sale                                                                  36,719            35,088
Land and improvements inventory                                                                     8,367             2,206
Other investments                                                                                   4,164             2,149
Property and equipment, net of accumulated depreciation of $13,713
   at May 31, 1998 and $15,292 at August 31, 1997                                                  23,996            24,220
Deferred selling costs                                                                              3,226             3,153
Prepaid debt expenses                                                                               1,355             1,286
Other receivables                                                                                   1,371                --
Other assets                                                                                        8,391             6,930
Net assets of discontinued operations                                                                  --            53,276
                                                                                             ------------      ------------

            TOTAL ASSETS                                                                     $    143,190      $    178,303
                                                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes and contracts payable                                                               $     83,257      $     65,569
   Accounts payable and accrued liabilities                                                        19,763            17,202
   Reserve for notes receivable sold with recourse                                                  5,577             8,703
   Deposits                                                                                         4,547             2,983
   Negative goodwill                                                                                   17                53
   Accrued income taxes                                                                             4,708             6,235
                                                                                             ------------      ------------

            Total liabilities before subordinated debt                                            117,869           100,745
                                                                                             ------------      ------------

Subordinated debt                                                                                   4,174             4,321
                                                                                             ------------      ------------

Stockholders' equity:
   Preferred stock, $.01 par value (authorized--5,000,000 shares, none outstanding)                    --                --
   Common stock, $.01 par value (authorized--50,000,000 shares;  issued and
     outstanding--21,009,506 shares at May 31, 1998 and August 31, 1997)                              210               210
   Additional paid-in capital                                                                      12,789            34,524
   Retained earnings                                                                                8,148            38,503
                                                                                             ------------      ------------

            Total stockholders' equity                                                             21,147            73,237
                                                                                             ------------      ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $    143,190      $    178,303
                                                                                             ============      ============


           See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            MAY 31,                       MAY 31,
                                                                ----------------------------    ----------------------------
                                                                   1998            1997            1998            1997
                                                                ------------    ------------    ------------    ------------
REVENUES OF CONTINUING OPERATIONS
   Timeshare interest sales, net                                $      9,579    $      8,466    $     26,872    $     23,595
   Land sales, net                                                     3,530           4,736          10,114          12,510
   Gain on sale of notes receivable                                       --             503              --           1,393
   Interest income                                                     1,931           1,941           5,248           5,340
   Financial income                                                      769             726           2,773           2,055
   Incidental operations                                                 821             881           2,242           2,324
   Other                                                                 881           1,002           2,277           2,596
                                                                ------------    ------------    ------------    ------------
            Total revenues of continuing operations                   17,511          18,255          49,526          49,813
                                                                ------------    ------------    ------------    ------------

COSTS AND EXPENSES OF CONTINUING OPERATIONS
   Direct cost of:
     Timeshare interest sales                                          1,755           1,354           5,206           3,866
     Land sales                                                          421             392           1,234           1,126
     Incidental operations                                               652             719           1,949           2,127
   Commissions and selling                                             9,143           8,901          24,739          24,952
   General and administrative                                          4,675           4,237          13,561          12,511
   Interest expense                                                    2,157           2,084           5,635           6,351
   Depreciation                                                          549             469           1,691           1,402
                                                                ------------    ------------    ------------    ------------
            Total costs and expenses of continuing operations         19,352          18,156          54,015          52,335
                                                                ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                (1,841)             99          (4,489)         (2,522)

INCOME TAXES (BENEFIT)                                                (1,728)         (2,084)         (1,728)         (5,009)
                                                                ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                (113)          2,183          (2,761)          2,487

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME
   TAXES OF $2,619 AND $6,230 FOR THE THREE AND NINE
   MONTHS ENDED MAY 31, 1997, RESPECTIVELY, AND NET OF
   $799 AND $1,493 OF MINORITY INTEREST FOR
   THE THREE AND NINE MONTHS ENDED MAY 31, 1997, RESPECTIVELY             --           2,944              --           7,587
                                                                ------------    ------------    ------------    ------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                    $       (113)   $      5,127    $     (2,761)   $     10,074
                                                                ============    ============    ============    ============

EARNINGS (LOSS) PER COMMON SHARE
   Basic:
     Income (loss) from continuing operations                   $      (0.01)   $       0.11    $      (0.13)   $       0.13
     Income from discontinued operations                                  --            0.16              --            0.41
                                                                ------------    ------------    ------------    ------------
     Net income (loss) applicable to common stock               $      (0.01)   $       0.27    $      (0.13)   $       0.54
                                                                ============    ============    ============    ============

   Weighted-average number of common shares outstanding           21,009,506      18,733,121      21,009,506      18,582,572
                                                                ============    ============    ============    ============

   Diluted:
     Income (loss) from continuing operations                   $      (0.01)   $       0.11    $      (0.13)   $       0.13
     Income from discontinued operations                                  --            0.16              --            0.39
                                                                ------------    ------------    ------------    ------------
     Net income (loss) applicable to common stock               $      (0.01)   $       0.27    $      (0.13)   $       0.52
                                                                ============    ============    ============    ============

   Weighted-average number of common shares and
     common share equivalents outstanding                         21,009,506      19,299,365      21,009,506      19,497,659
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


                                                            COMMON STOCK
                                                           $.01 PAR VALUE           ADDITIONAL
                                                     ------------   ------------     PAID-IN        RETAINED
                                                        SHARES         AMOUNT        CAPITAL         EARNINGS         TOTAL
                                                     ------------   ------------   ------------    ------------    ------------
Balance at August 31, 1997                             21,009,506   $        210   $     34,524    $     38,503    $     73,237

Distribution of Mego Mortgage Corporation
   common stock in connection with the
   Spin-off (see Note 6 of Notes to
   Condensed Consolidated Financial Statements)                --             --        (21,735)        (21,441)        (43,176)

Adjustment of receivable from Mego Mortgage
   Corporation (See Note 5 of Notes to Condensed
   Consolidated Financial Statements)                          --             --             --          (6,153)         (6,153)

Net loss for the nine months ended
   May 31, 1998                                                --             --             --          (2,761)         (2,761)
                                                     ------------   ------------   ------------    ------------    ------------

Balance at May 31, 1998                                21,009,506   $        210   $     12,789    $      8,148    $     21,147
                                                     ============   ============   ============    ============    ============


           See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)


                                                                                            NINE MONTHS ENDED MAY 31,
                                                                                            --------------------------
                                                                                                1998         1997
                                                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                        $     (2,761) $     10,074
                                                                                            ------------  ------------
   Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
     Amortization of negative goodwill                                                               (36)          (21)
     Charges to allowance for cancellations                                                       (5,152)       (7,677)
     Provision for cancellations                                                                   3,760         8,806
     Gain on sale of notes receivable                                                                 --            --
     Provision for uncollectible Owners' Association advances                                       (403)         (275)
     Cost of sales                                                                                 6,440         4,992
     Depreciation                                                                                  1,691         1,402
     Gain on sale of stock of subsidiary                                                              --         8,113
     Additions to interest only receivables                                                           --        (1,082)
     Amortization of interest only receivables                                                       341           221
     Repayments on notes receivable                                                               27,548        22,506
     Additions to notes receivable                                                               (40,096)      (40,260)
     Proceeds from sale of notes receivable                                                           --        20,099
     Purchase of land and timeshare interests                                                    (14,232)       (5,938)
     Additions to other receivables                                                               (4,193)           --
     Decreases in other receivables                                                                6,769            --
     Changes in operating assets and liabilities:
        Decrease in restricted cash                                                                   34           413
        Increase in other assets                                                                  (4,253)       (1,090)
        Increase in deferred selling costs                                                           (73)          (45)
        Increase in accounts payable and accrued liabilities                                       2,561           910
        Decrease in payable to assignors                                                              --        (2,579)
        Increase (decrease) in deposits                                                            1,564          (497)
        Increase (decrease) in accrued income taxes                                               (1,527)        6,405
                                                                                            ------------  ------------

          Total adjustments                                                                      (19,257)       14,403
                                                                                            ------------  ------------

            Net cash provided by (used in) operating activities                                  (22,018)       24,477
                                                                                            ------------  ------------

NET CASH USED IN DISCONTINUED OPERATIONS                                                              --       (12,472)
                                                                                            ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                             (1,826)       (5,259)
   Proceeds from the sale of property and equipment                                                  359            24
   Additions to other investments                                                                 (2,015)         (785)
   Payments on other investments                                                                      --           826
                                                                                            ------------  ------------

            Net cash used in investing activities                                                 (3,482)       (5,194)
                                                                                            ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                                                                       35,745        32,010
   Reduction of debt                                                                             (18,057)      (36,072)
   Increase in common stock due to exercise of warrants                                               --             3
   Increase in additional paid-in capital due to exercise of warrants                                 --           357
   Payments on subordinated debt                                                                    (639)       (1,422)
   Increase in subordinated debt                                                                     492            --
                                                                                            ------------  ------------

            Net cash provided by (used in) financing activities                                   17,541        (5,124)
                                                                                            ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (7,959)        1,687

CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD                                                  10,376         2,742
                                                                                            ------------  ------------

CASH AND CASH EQUIVALENTS -- END OF PERIOD                                                  $      2,417  $      4,429
                                                                                            ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest, net of amounts capitalized                                                   $      5,656  $      5,652
                                                                                            ============  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
   Issuance of 1,000,000 common stock warrants in connection with commitment received       $         --  $      3,000
   Reduction of additional paid-in capital due to Spin-off of Mego Mortgage Corporation          (21,735)           --
   Reduction of retained earnings due to Spin-off of Mego Mortgage Corporation                   (21,441)           --
   Adjustments of receivable from Mego Mortgage Corporation                                       (6,153)           --


           See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1998 AND 1997
                                   (unaudited)

1.  FINANCIAL STATEMENTS

        In the opinion of management, when read in conjunction with the audited Consolidated Financial Statements for the years ended August 31, 1997 and 1996 contained in the Annual Report on Form 10-K ("Form 10-K") of Mego Financial Corp. (Mego Financial) filed with the Securities and Exchange Commission for the year ended August 31, 1997, the accompanying unaudited Condensed Consolidated Financial Statements contain all of the information necessary to present fairly the financial position of Mego Financial and Subsidiaries at May 31, 1998, the results of its operations for the three and nine months ended May 31, 1998 and 1997, the change in stockholders' equity for the nine months ended May 31, 1998 and the cash flows for the nine months ended May 31, 1998 and 1997. All intercompany accounts between Mego Financial and its subsidiaries have been eliminated. Certain reclassifications have been made to conform prior periods with the current period presentation. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of Mego Mortgage Corporation (MMC) for prior periods as discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30. Prior period financial results and cash flows have been restated to reflect continuing operations. The footnote information presented herein applies only to the continuing operations of Mego Financial unless otherwise stated. See Note 6 for further discussion.

        The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein which are normal and recurring in nature. The results of operations for the three and nine months ended May 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1998 AND 1997
                                   (unaudited)
4.  MERGER AGREEMENT WITH SYCAMORE PARTNERS

        On March 27, 1998, the Company announced that it had entered into a definitive merger agreement (the "Merger Agreement") under which it was to be acquired by Sycamore Partners, LLC ("Sycamore"). Sycamore was to be financed by Blackacre Capital Group, L.P., a real estate investment fund. Under the terms of the Merger Agreement, the Company shareholders were to receive $6.00 per share of Common Stock, in cash, less an adjustment related to a receivable from MMC on the Company's financial statements. The adjustment was expected to be at least $0.25 per share but not more than $0.29 per share so that the per share price which was to be received by shareholders would have been a minimum of $5.71 per share up to an estimated maximum of $5.75 per share. See Note 5.

        On May 19, 1998, Sycamore announced that it was prepared to go forward with the previously announced merger only if certain terms of the Merger Agreement were modified, including a reduction of the purchase price to $4.50 per share of outstanding Common Stock. The Company has notified Sycamore that Sycamore is in default under the Merger Agreement. Nevertheless, the Company intends to maintain communications with Sycamore and to continue to negotiate so long as it deems such negotiations to be in the best interest of the Company's shareholders.

5.  ADJUSTMENT OF RECEIVABLE FROM MEGO MORTGAGE CORPORATION

        In April 1998, an agreement was made to adjust by reductions (recorded in the three months ended February 28, 1998) the income tax portion of a receivable in the amount of $5,283,000 owed by MMC to the Company under a Tax Allocation and Indemnity Agreement dated November 19, 1996. As of the date of the April 1998 agreement, MMC owed the Company an estimated total of $6,153,000, of which $5,283,000 was a result of filing a consolidated federal income tax return with the Company's affiliated group prior to the Spin-off. An agreement was subsequently made to settle (recorded in the three months ended May 31, 1998) the remaining $870,000 balance due the Company by MMC. In consideration of this settlement, MMC paid the entire amount of $1,574,000, which was separately owed to PEC, in June 1998. Following this transaction, MMC had no outstanding indebtedness to the Company.

6.  DISCONTINUED OPERATIONS OF MEGO MORTGAGE CORPORATION

        On September 2, 1997, Mego Financial distributed all of its 81.3% interest in MMC, comprised of 10,000,000 shares of MMC's common stock, to Mego Financial's shareholders in the Spin-off. MMC's financial results have been accounted for as discontinued operations and, accordingly, the Company reclassified its Condensed Consolidated Financial Statements for all periods presented prior to that date. The net effect of the Spin-off resulted in the Company recording an equity distribution in the amount of $43,176,000 in fiscal 1998, comprised of $21,735,000 of additional paid-in capital and $21,441,000 of retained earnings.

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

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1998 AND 1997
                                   (unaudited)

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

        SFAS No. 128, "Earnings per Share," (SFAS 128) was issued by the FASB in March 1997, effective for financial statements issued after December 15, 1997. SFAS 128 provides simplified standards for the computation and presentation of earnings per share (EPS), making EPS comparable to international standards. SFAS 128 requires dual presentation of "Basic" and "Diluted" EPS by entities with complex capital structures, replacing "Primary" and "Fully-diluted" EPS under APB Opinion No. 15.

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

        An entity that reports discontinued operations is required to present Basic and Diluted EPS for each of the income related line items. Data utilized in calculating earnings per share under SFAS 128 are as follows (thousands of dollars, except share amounts):


                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           MAY 31,                            MAY 31,
                                               ------------------------------     ------------------------------
                                                   1998              1997             1998             1997
                                               ------------      ------------     ------------      ------------
BASIC EPS
  Income (loss) from continuing operations     $       (113)     $      2,183     $     (2,761)     $      2,487
  Income from discontinued operations                    --             2,944               --             7,587
                                               ------------      ------------     ------------      ------------
  Net income (loss)                            $       (113)     $      5,127     $     (2,761)     $     10,074
                                               ============      ============     ============      ============

  Weighted-average number of common shares
    outstanding                                  21,009,506        18,733,121       21,009,506        18,582,572
                                               ============      ============     ============      ============

DILUTED EPS
  Income (loss) from continuing operations     $       (113)     $      2,183     $     (2,761)     $      2,487
  Income from discontinued operations                    --             2,944               --             7,587
                                               ------------      ------------     ------------      ------------
  Net income (loss)                            $       (113)     $      5,127     $     (2,761)     $     10,074
                                               ============      ============     ============      ============

  Weighted-average number of common
    shares and common share equivalents
    outstanding                                  21,009,506        19,299,365       21,009,506        19,497,659
                                               ============      ============     ============      ============

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1998 AND 1997
                                   (unaudited)

        The following tables reconcile income (loss)from continuing operations, basic and diluted shares and EPS for the following periods (thousands of dollars, except per share amounts):


                        THREE MONTHS ENDED MAY 31, 1998      THREE MONTHS ENDED MAY 31, 1997
                       -----------------------------------  -----------------------------------
                                                PER SHARE                            PER SHARE
                         INCOME      SHARES      AMOUNT       INCOME      SHARES      AMOUNT
                       ----------- ------------ ----------  ----------- ------------ ----------
Income (loss) from
  continuing           $     (113)                          $    2,183
  operations

BASIC EPS
Income (loss) from
  continuing
  operations                 (113)  21,009,506  $   (0.01)       2,183   18,733,121  $    0.11
                       ----------  -----------  =========   ----------  -----------  =========

Effect of dilutive
 securities:
    Warrants                    -            -                       -      337,662
    Stock options               -            -                       -      228,582
                       ----------  -----------              ----------  -----------

DILUTED EPS
Income (loss) from
  continuing
  operations and
  assumed conversions  $     (113)  21,009,506  $   (0.01)  $    2,183   19,299,365  $    0.11
                       ==========  ===========  =========   ==========  ===========  =========


                         NINE MONTHS ENDED MAY 31, 1998       NINE MONTHS ENDED MAY 31, 1997
                       -----------------------------------  -----------------------------------
                                                PER SHARE                            PER SHARE
                         INCOME      SHARES      AMOUNT       INCOME      SHARES      AMOUNT
                       ----------- ------------ ----------  ----------- ------------ ----------
Income (loss) from
  continuing           $   (2,761)                          $    2,487
  operations

BASIC EPS
Income (loss) from
  continuing               (2,761)  21,009,506  $   (0.13)       2,487   18,582,572  $    0.13
                       ----------  -----------  =========   ----------  -----------  =========
  operations

Effect of dilutive
 securities:
    Warrants                    -            -                       -      658,160
    Stock options               -            -                       -      256,927
                       ----------  -----------              ----------  -----------

DILUTED EPS
Income (loss) from
  continuing
  operations and
  assumed conversions  $   (2,761)  21,009,506  $   (0.13)  $    2,487   19,497,659  $    0.13
                       ==========  ===========  =========   ==========  ===========  =========

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1998 AND 1997
                                  (unaudited)

        The following tables reconcile income from discontinued operations, net of taxes and minority interest, basic and diluted shares, and EPS for the following periods (thousands of dollars, except per share amounts):


                                                       THREE MONTHS ENDED MAY 31, 1997
                                                ----------------------------------------------
                                                                                  PER SHARE
                                                    INCOME          SHARES         AMOUNT
                                                --------------- -------------   --------------
Income from discontinued operations             $       3,743
Less:  Minority interest in discontinued                  799
  operations                                    --------------

BASIC EPS
Income from discontinued operations                     2,944      18,733,121   $         0.16
                                                -------------   -------------   ==============

Effect of dilutive securities:
    Warrants                                                -         337,662
    Stock options                                           -         228,582
                                                -------------   -------------

DILUTED EPS
Income from discontinued operations and
  assumed conversions                           $       2,944      19,299,365   $         0.16
                                                =============   =============   ==============


                                                       THREE MONTHS ENDED MAY 31, 1997
                                                ----------------------------------------------
                                                                                  PER SHARE
                                                    INCOME          SHARES         AMOUNT
                                                --------------- --------------- --------------
Income from discontinued operations             $       9,080
Less:  Minority interest in discontinued                1,493
  operations                                    --------------

BASIC EPS
Income from discontinued operations                     7,587      18,582,572   $         0.41
                                                -------------   -------------   ==============

Effect of dilutive securities:
    Warrants                                                -         658,160
    Stock options                                           -         256,927
                                                -------------   -------------

DILUTED EPS
Income from discontinued operations and
  assumed conversions                           $       7,587      19,497,659   $         0.39
                                                =============   =============   ==============

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1998 AND 1997
                                   (unaudited)

        The following tables reconcile the net income (loss) applicable to common shareholders, basic and diluted shares and EPS for the following periods (thousands of dollars, except per share amounts):


                         THREE MONTHS ENDED MAY 31, 1998       THREE MONTHS ENDED MAY 31, 1997
                       ------------------------------------- ------------------------------------
                                                  PER SHARE                            PER SHARE
                         INCOME        SHARES      AMOUNT      INCOME       SHARES      AMOUNT
                       ------------  -----------  ---------- -----------  -----------  ----------
Net income (loss)      $     (113)                           $    5,127

BASIC EPS
Income (loss)
  applicable to
  common stockholders        (113)    21,009,506  $   (0.01)      5,127    18,733,121  $    0.27
                       ----------    -----------  =========  ----------    ----------  =========

Effect of dilutive
  securities:
    Warrants                    -              -                      -       337,662
    Stock Options               -              -                      -       228,582
                       ----------     ----------             ----------    ----------

DILUTED EPS
Income (loss)
  applicable to
  common stockholders
  and assumed
  conversions          $     (113)    21,009,506  $   (0.01) $    5,127    19,299,365  $    0.27
                       ==========    ===========  =========  ==========   ===========  =========


                          NINE MONTHS ENDED MAY 31, 1998       NINE MONTHS ENDED MAY 31, 1997
                       ------------------------------------- ------------------------------------
                                                  PER SHARE                            PER SHARE
                         INCOME        SHARES      AMOUNT      INCOME       SHARES      AMOUNT
                       ------------  -----------  ---------- -----------  -----------  ----------
Net income (loss)      $   (2,761)                           $   10,074
                       ----------

BASIC EPS
Income (loss)
  applicable to
  common stockholders      (2,761)    21,009,506  $   (0.13)     10,074    18,582,572  $    0.54
                       ----------    -----------  =========  ----------    ----------  =========

Effect of dilutive
  securities:
    Warrants                    -              -                      -       658,160
    Stock Options               -              -                      -       256,927
                       ----------     ----------             ----------    ----------

DILUTED EPS
Income (loss)
  applicable to
  common stockholders
  and assumed
  conversions          $   (2,761)    21,009,506  $   (0.13) $   10,074    19,497,659  $    0.52
                       ==========    ===========  =========  ==========   ===========  =========

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1998 AND 1997
                                  (unaudited)

        As a result of Mego Financial's loss from continuing operations for the three and nine months ended May 31, 1998, incentive stock options outstanding to purchase 351,500 shares of Mego Financial's common stock were considered antidilutive under SFAS 128 requirements and therefore were not included in the weighted-average number of common shares.

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS 130 and 131 deal with financial statement disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position, results of operations or cash flows. The Company has not yet determined what its reporting segments will be under SFAS 131.

8.  STOCKHOLDERS' EQUITY

        Mego Financial's stock option plan (Stock Option Plan) was increased by 500,000 shares upon shareholder approval which was obtained on September 9, 1997. On September 3, 1997, an additional 348,500 incentive stock options were granted under the Stock Option Plan to employees at fair market value, which was authorized by the Stock Option Committee, of which 15,000 are subject to future shareholder approval of certain amendments to the Stock Option Plan in accordance with applicable law. The total number of options outstanding is 351,500 which includes 40,000 options which were previously outstanding.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain forward-looking statements and information relating to Mego Financial Corp. (Mego Financial) (Mego Financial and its subsidiaries are referred to herein collectively as the Company) that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new timeshare and land sales programs and future financial performance, including growth in revenues and net income and cash flows. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. Also, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

        The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, contained elsewhere herein and in the Consolidated Financial Statements, including the notes thereto, in the Company's Form 10-K for the fiscal year ended August 31, 1997.

GENERAL

        The business of the Company following the Spin-off is primarily the marketing, financing and sale of timeshare interests, retail lots and land parcels, and servicing the related notes receivable. The Company, through its subsidiary Preferred Equities Corporation (PEC), provides financing to purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust and mortgages as well as non-recourse installment sale contracts. These notes receivable are generally payable over a period ranging from two to twelve years, bear interest at rates ranging from 0% to 16% and generally require equal monthly payments of principal and interest.

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

        In November 1996, MMC consummated an initial public offering (the IPO) and as a result, the Company's ownership of MMC was reduced to approximately 81.3% of the outstanding common stock. On September 2, 1997, the Company distributed all of its 10 million shares of MMC's common stock to the Company's shareholders in the tax-free Spin-off. To fund MMC's past operations and growth and in conjunction with filing consolidated tax returns, MMC incurred debt and other obligations due to the Company and its subsidiary, PEC. There was no outstanding indebtedness due to the Company at May 31, 1998 after the adjustment of a receivable of $6.2 million described in Note 5 of Notes to Condensed Consolidated Financial Statements and $10.1 million at August 31, 1997, other than $1.4 million due PEC which was paid in June 1998. It is not anticipated that the Company will provide funds to MMC or guarantee MMC's indebtedness in the future, although it may do so.

        MMC had an agreement with PEC for providing management services. This agreement was cancelled on April 22, 1998, effective 90 days thereafter. In June 1998, MMC paid $585,000 to PEC, which was the amount owed for these management services for the nine months ended May 31, 1998. MMC still has an agreement with PEC for loan servicing, which is expected to be terminated. Effective January 1, 1998, the servicing fees paid to PEC by MMC were reduced from 40 basis points to 35 basis points per year by written agreement. In January

1998, the loan servicing agreement between PEC and MMC was amended to permit the assignment by MMC of its servicing rights and obligations with respect to certain Conventional loans sold to a financial institution, and subsequent thereto, the agreement to service those loans was terminated. The servicing fees for the nine months ended May 31, 1998 and 1997 aggregated $1.8 million and $1.2 million, respectively.

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

        Notes receivable with payment delinquencies of 90 days or more have been considered in determining the allowance for cancellations. Cancellations occur when the note receivable is determined to be uncollectible and the related collateral, if any, has been recovered. Cancellation of a note receivable in the quarter the revenue is recognized is not deemed to represent a sale and is accounted for as a reversal of the revenue with an adjustment to cost of sales. Cancellation of a note receivable subsequent to the quarter the revenue was recognized is charged to the allowance for cancellations.

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

        In discounting cash flows related to notes receivable sales, PEC defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate of 15% for the nine months ended May 31, 1998 and 1997. PEC has developed its assumptions based on experience with its own portfolio, available market data and consultations with its investment bankers.

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

        PEC has entered into financing arrangements with certain purchasers of timeshare interests and land whereby no stated interest rate is charged if the aggregate down payment is at least 50% of the purchase price and the balance is payable in 24 or fewer monthly payments. Notes receivable of $7.2 million and $7.0 million at May 31, 1998 and August 31, 1997, respectively, were made under this arrangement.

        Land sales as of May 31, 1998 exclude $11.6 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received. If ultimately recognized, revenues from these sales would be reduced by a related provision for cancellations of $1.7 million, deferred selling costs of $3.2 million and cost of sales of $1.1 million.

RESULTS OF OPERATIONS

Three Months Ended May 31, 1998 Compared to Three Months Ended May 31, 1997

PEC

        Total revenues for PEC decreased 4.3%, or $783,000, to $17.5 million during the three months ended May 31, 1998 from $18.3 million during the three months ended May 31, 1997. The decrease was primarily due to a decrease in land sales, net, to $3.5 million during the three months ended May 31, 1998 from $4.7 million during the three months ended May 31, 1997 and no gain on sale of receivables during the three months ended May 31, 1998 compared to a gain on sale of receivables of $503,000 during the three months ended May 31, 1997. These decreases were partially offset by an increase of $1.1 million in timeshare interest sales, net.

        Timeshare interest and land sales, net, decreased to $13.1 million during the three months ended May 31, 1998 from $13.2 million during the three months ended May 31, 1997, a decrease of $93,000. Gross sales of timeshare interests decreased to $10.4 million during the three months ended May 31, 1998 from $11.1 million during the three months ended May 31, 1997, a decrease of 5.9%. Net sales of timeshare interests increased to $9.6 million from $8.5 million, an increase of 13.1%. The provision for cancellations represented 8.3% and 23.7% of gross sales of timeshare interests for the three months ended May 31, 1998 and 1997, respectively. The decrease in the provision for cancellations for timeshare interests was primarily due to lower cancellation experience during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 and to an analysis of the required allowances, including the reserve for notes receivable sold with recourse, as of May 31, 1998.

        Gross sales of land decreased to $3.8 million during the three months ended May 31, 1998 from $5.6 million during the three months ended May 31, 1997, a decrease of 31.2%. Net sales of land decreased to $3.5 million during the three months ended May 31, 1998 from $4.7 million during the three months ended May 31, 1997, a decrease of 25.5%. The provision for cancellations decreased to 8.2% of gross sales of land for the three months ended May 31, 1998 from 15.3% for the three months ended May 31, 1997, primarily due to lower cancellation experience during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 and to an analysis of the required allowances, including the reserve for notes receivable sold with recourse, as of May 31, 1998. The decrease in gross land sales was the result of PEC's diminishing inventory of land available for sale and its increasing inventory of timeshare interests from the opening of new timeshare resorts. During the third quarter of fiscal 1998, PEC acquired developed lots in Colorado to add to its land inventory. PEC began selling these lots in the last month of the third quarter of fiscal 1998.

        No gain on sale of receivables was recorded for the three months ended May 31, 1998 compared to $503,000 for the three months ended May 31, 1997. There were no receivable sales during the three months ended May 31, 1998 while there were $9.8 million in receivable sales during the three months ended May 31, 1997. PEC periodically sells receivables to reduce the outstanding balances under its lines of credit.

        Financial income increased to $769,000 during the three months ended May 31, 1998 from $726,000 during the three months ended May 31, 1997, an increase of 5.9%. The increase was a result of the increased number of loans serviced by PEC for an unrelated party, generating increased servicing fees.

        As a result of the foregoing, total PEC revenues decreased to $17.5 million during the three months ended May 31, 1998 from $18.3 million during the three months ended May 31, 1997.

        Total costs and expenses for PEC increased to $18.8 million for the three months ended May 31, 1998 from $17.5 million for the three months ended May 31, 1997. The increase resulted primarily from an increase in direct costs of timeshare interest sales to $1.8 million from $1.4 million, an increase of 29.6%, and an increase in general and administrative expense to $4.3 million from $3.9 million, an increase of 12.8%. In September 1997, 1,122 new upscale, luxury timeshare interests in PEC's Las Vegas, Nevada resort became available for sale. The increase in direct costs of timeshare sales is generally attributable to the sale of this higher cost timeshare inventory. The increase in general and administrative expenses is primarily due to increases in payroll, group medical insurance and association costs related to a higher level of unsold timeshare inventory.

        As a percentage of gross sales of timeshare interests and land, commissions and selling expenses relating thereto increased to 64.0% during the three months ended May 31, 1998 from 53.3% during the three months ended May 31, 1997, and cost of sales increased to 15.2% during the three months ended May 31, 1998 from 10.5% during the three months ended May 31, 1997. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than from sales of land.

        Interest expense of PEC increased to $2.0 million during the three months ended May 31, 1998 from $1.8 million during the three months ended May 31, 1997, an increase of 9.7%. The increase is a result of a higher average outstanding balance of notes payable, partially offset by lower interest rates, during the three months ended May 31, 1998 compared to the three months ended May 31, 1997.

        A pre-tax loss of $1.3 million was recorded by PEC during the three months ended May 31, 1998 compared to pre-tax income of $797,000 during the three months ended May 31, 1997. The pre-tax loss is primarily due to the decrease in land sales and the absence of gain on sale of receivables during the three months ended May 31, 1998, together with an increase in general and administrative expenses and direct cost of timeshare interest sales.

        No income tax provision or benefit for PEC was recorded for the three months ended May 31, 1998 and 1997. As part of an arrangement between PEC and the Company regarding payment of taxes PEC generally does not recognize a tax benefit for periods in which it records a loss.

        As a result of the foregoing, PEC reported a net loss of $1.3 million during the three months ended May 31, 1998 compared to net income of $797,000 during the three months ended May 31, 1997.

COMPANY (consolidated)

        Loss from continuing operations was $113,000 during the three months ended May 31, 1998 compared to income of $2.2 million during the three months ended May 31, 1997, due primarily to a decrease in total revenues of $744,000 while total costs and expenses increased by $1.2 million because of higher costs of timeshare sales and increased general and administrative expenses.. See prior discussion for PEC.

        Total costs and expenses during the three months ended May 31, 1998 were $19.4 million, an increase of 6.6% from $18.2 million during the three months ended May 31, 1997. Combined commissions and selling expenses and general and administrative expenses increased 5.2% for the three months ended May 31, 1998 compared to the three months ended May 31, 1997 due to the expansion of timeshare marketing efforts by PEC. Total general and administrative expenses for Mego Financial (parent only) were primarily comprised of professional services, including those related to the Merger Agreement, external financial reporting expenses and regulatory and other public company corporate expenses.

        The income tax benefit for the three months ended May 31, 1998 was $1.7 million compared to an income tax benefit of $2.1 million for the three months ended May 31, 1997. The change in accrued income taxes for the three months ended May 31, 1998 resulted from a review of the Company's tax position and was based on what the expected net operating loss will be for the entire year ending August 31, 1998; therefore, it was deemed appropriate to recognize that benefit on an interim basis. The change in accrued income taxes for the three months ended May 31, 1997 was a result of facts and circumstances determined in an extensive review and analysis of the Company's federal income tax liability completed during fiscal 1997.

        Net loss applicable to common stock was $113,000 during the three months ended May 31, 1998 compared to net income applicable to common stock of $5.1 million during the three months ended May 31, 1997, primarily due to the foregoing and due to income from discontinued operations of $2.9 million during the three months ended May 31, 1997 while no income from discontinued operations was recorded during the three months ended May 31, 1998 because of the Spin-off of MMC.

Nine months Ended May 31, 1998 Compared to Nine months Ended May 31, 1997

PEC

        Total revenues for PEC decreased 0.7%, or $339,000, to $49.4 million during the nine months ended May 31, 1998 from $49.7 million during the nine months ended May 31, 1997. The decrease was primarily due to a decrease in land sales, net, to $10.1 million during the nine months ended May 31, 1998 from $12.5 million during the nine months ended May 31, 1997 and no gain on sale of receivables during the nine months ended May 31, 1998 compared to a gain on sale of receivables of $1.4 million during the nine months ended May 31, 1997. These decreases were partially offset by an increase of $1.1 million in timeshare interest sales, net.

        Timeshare interest and land sales, net, increased to $37.0 million during the nine months ended May 31, 1998 from $36.1 million during the nine months ended May 31, 1997, an increase of 2.4%. Gross sales of timeshare interests decreased 2.2% to $29.7 million during the nine months ended May 31, 1998 from $30.4 million during the nine months ended May 31, 1997. Net sales of timeshare interests increased for the nine months ended May 31, 1998 to $26.9 million from $23.6 million for the nine months ended May 31, 1997, an increase of 13.9%. The provision for cancellations represented 9.6% and 22.3% of gross sales of timeshare interests for the nine months ended May 31, 1998 and 1997, respectively. The decrease in the provision for cancellations for timeshare interests was primarily due to lower cancellation experience during the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 and to an analysis of the required allowances, including the reserve for notes receivable sold with recourse as of May 31, 1998.

        Gross sales of land decreased to $11.0 million during the nine months ended May 31, 1998 from $14.5 million during the nine months ended May 31, 1997, a decrease of 24.1%. Net sales of land decreased to $10.1 million during the nine months ended May 31, 1998 from $12.5 million during the nine months ended May 31, 1997, a decrease of 19.2%. The provision for cancellations decreased to 8.2% of gross sales of land for the nine months ended May 31, 1998 from 13.9% for the nine months ended May 31, 1997, primarily due to lower cancellation experience during the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 and to an analysis of the required allowances, including the reserve for notes receivable sold with recourse as of May 31, 1998. The decrease in gross land sales was the result of PEC's diminishing inventory of land available for sale and its increasing inventory of timeshare interests from the opening of new timeshare resorts. During the third quarter of fiscal 1998, PEC acquired developed lots in Colorado to add to its land inventory. PEC began selling these lots in the last month of the third quarter of fiscal 1998.

        No gain on sale of receivables was recorded for the nine months ended May 31, 1998 compared to $1.4 million for the nine months ended May 31, 1997. There were no receivable sales during the nine months ended May 31, 1998 while there were $19.9 million in receivable sales during the nine months ended May 31, 1997. PEC periodically sells receivables to reduce the outstanding balances under its lines of credit.

        Financial income increased to $2.8 million during the nine months ended May 31, 1998 from $2.1 million during the nine months ended May 31, 1997, an increase of 34.9%. The increase was a result of the increased number of loans serviced by PEC for an unrelated third party, generating increased servicing fees.

        As a result of the foregoing, total PEC revenues decreased to $49.4 million during the nine months ended May 31, 1998 from $49.7 million during the nine months ended May 31, 1997.

        Total costs and expenses for PEC increased to $52.3 million for the nine months ended May 31, 1998 from $50.2 million for the nine months ended May 31, 1997, an increase of 4.2%. The increase resulted primarily from an increase in direct costs of timeshare interest sales to $5.2 million from $3.9 million, an increase of 34.7%; an increase in general and administrative expense to $12.4 million from $11.5 million, an increase of 7.6%; and, an increase in depreciation expense to $1.7 million from $1.4, an increase of 20.6%. In September 1997, 1,122 new upscale, luxury timeshare interests in PEC's Las Vegas, Nevada resort became available for sale. The increase in direct costs of timeshare sales is generally attributable to the sale of this higher cost timeshare inventory. The increase in direct costs of land is attributable to increased sales of higher cost lots sold during the current fiscal period compared to the same period in fiscal 1997. The increase in general and administrative expense is due to increased payroll, professional services and group medical insurance. The increase in depreciation expense is due to the increase in property and equipment, net of accumulated depreciation, to $24.0 million at May 31, 1998 from $23.2 million at May 31, 1997.

        As a percentage of gross sales of timeshare interests and land, commissions and selling expenses relating thereto increased to 60.7% during the nine months ended May 31, 1998 from 55.6% during the nine months ended May 31, 1997, and cost of sales increased to 15.8% during the nine months ended May 31, 1998 from 11.1% during the nine months ended May 31, 1997. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than from sales of land.

        Interest expense of PEC decreased to $5.1 million during the nine months ended May 31, 1998 from $5.3 million during the nine months ended May 31, 1997, a decrease of 2.2%. The decrease is a result of the refinancing of certain notes and contracts payable to lower interest rates, which more than offset the average balance increase, during the nine months ended May 31, 1998 compared to the nine months ended May 31, 1997.

        A pre-tax loss of $2.9 million was recorded by PEC during the nine months ended May 31, 1998 compared to a pre-tax loss of $500,000 during the nine months ended May 31, 1997. The increase in the pre-tax loss is largely due to the decrease in land sales and the absence of gain on sale of receivables during the current period, together with an increase in general and administrative expenses and direct costs of timeshare interest sales.

        No income tax provision or benefit for PEC was recorded for the nine months ended May 31, 1998 or 1997. As part of an arrangement between PEC and the Company regarding payment of taxes PEC generally does not recognize a tax benefit for periods in which it records a loss.

        As a result of the foregoing, PEC reported a net loss of $2.9 million during the nine months ended May 31, 1998 compared to a net loss of $500,000 during the nine months ended May 31, 1997.

COMPANY (consolidated)

        Loss from continuing operations was $2.8 million during the nine months ended May 31, 1998 compared to income of $2.5 during the nine months ended May 31, 1997, due primarily to an income tax benefit of $1.7 million during the nine months ended May 31, 1998 compared to $5.0 million recognized during the nine months ended May 31, 1997 and a decrease in total revenues of $287,000 while total costs and expenses increased by $1.7 million because of higher costs of timeshare sales and increased general and administrative expenses.

        Total costs and expenses during the nine months ended May 31, 1998 were $54.0 million, an increase of 3.2% compared to $52.3 million during the nine months ended May 31, 1997. Combined commissions and selling expenses and general and administrative expenses increased 2.2% for the nine months ended May 31, 1998 compared to the nine months ended May 31, 1997 due to the expansion of timeshare marketing efforts by PEC. Total general and administrative expenses for Mego Financial (parent only) were primarily comprised of professional services, including those related to the Merger Agreement, external financial reporting expenses and regulatory and other public company corporate expenses.

        The income tax benefit for the nine months ended May 31, 1998 was $1.7 million compared to an income tax benefit of $5.0 million for the nine months ended May 31, 1997. The change in accrued income taxes for the nine months ended May 31, 1998 resulted from a review of the Company's tax position and was based on what the expected net operating loss will be for the entire year ending August 31, 1998; therefore, it was deemed appropriate to recognize that benefit on an interim basis. The change in accrued income taxes for the nine months ended May 31, 1997 was a result of facts and circumstances determined in an extensive review and analysis of the Company's federal income tax liability completed during fiscal 1997.

        Net loss applicable to common stock was $2.8 million during the nine months ended May 31, 1998 compared to net income applicable to common stock of $10.1 million during the nine months ended May 31, 1997, primarily due to the foregoing and due to income from discontinued operations of $7.6 million during the nine months ended May 31, 1997 while no income from discontinued operations was recorded during the nine months ended May 31, 1998 because of the Spin-off of MMC.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents for the Company were $2.4 million at May 31, 1998 compared to $10.4 million at August 31, 1997. The decrease was primarily due to PEC's acquisition and improvement of timeshare properties, no sale of notes receivable occurring during the first three quarters of fiscal 1998, the payment of commissions and selling expenses in connection with timeshare and land sales and Mego Financial's payment of interest on subordinated debt. PEC requires continued access to sources of debt financing and sales in the secondary market for receivables.

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

This cash shortfall and PEC's other cash requirements are funded primarily through sales of receivables, PEC's lines of credit in the aggregate amount of $137.5 million and cash flows from operations. At May 31, 1998, no commitments existed for material capital expenditures.

        At May 31, 1998, PEC had arrangements with 5 institutional lenders under 6 agreements for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for 6 lines of credit with an aggregate availability of up to $137.5 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At May 31, 1998, an aggregate of $78.2 million was outstanding under such lines of credit, and $59.3 million was available for borrowing. Under the terms of these lines of credit, PEC may borrow 70% to 85% of the balances of the pledged timeshare and land receivables. PEC is required to comply with certain covenants under these agreements, which, among other things, require PEC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that PEC maintain a minimum tangible net worth of $25.0 million. At May 31, 1998, PEC's tangible net worth was $25.3 million. Necessary waivers of compliance with certain covenants related to these and other agreements have been received. Summarized lines of credit information and accompanying notes relating to these six lines of credit outstanding at May 31, 1998, consist of the following (thousands of dollars):


   BORROWING         MAXIMUM
   AMOUNT AT        BORROWING           REVOLVING
  MAY 31, 1998        AMOUNT       EXPIRATION DATE (f)     MATURITY DATE        INTEREST RATE
-----------------  -------------   -------------------     ----------------   -------------------
$       50,200      $    75,000   (a) May 15, 2000         Various            Prime +  2.0 - 2.25%
         6,232           15,000   (b) June 30, 1998        Various            Prime +  2.0%
         8,985           15,000   (c) February 28, 1999    Various            LIBOR +  4.0 - 4.25%
         5,539           15,000   (c) July 31, 1998        December 31, 2000  LIBOR +  4.25%
         4,437           10,000   (d) August 1, 2000       August 1, 2003     Prime +  2.0 - 2.25%
         2,809            7,500   (e) June 30, 1998        May 31, 2002       Prime +  2.0%

---------------
(a) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $20.0 million with such amount increasing each fiscal quarter after August 31, 1997 by an amount equal to 50% of PEC's consolidated net income for each quarter up to a maximum requirement of $25 million. At May 31, 1998, $33.7 million of loans secured by receivables were outstanding related to financings at prime +2%, of which $21.3 million of loans secured by land receivables mature May 15, 2010 and $12.4 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes $2.1 million in acquisition and development (A&D) financing which mature March 20, 1999 and May 20, 1999 and $5.3 million maturing July 1, 2003 for the financing of corporate office buildings, both of which are amortizing loans and bear interest at prime +2.25%. The remaining A&D and receivables loans, land acquisition loan and a resort lobby loan outstanding of $9.1 million are at prime +2% and mature between November 30, 1998 and February 20, 2001.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25.0 million during the life of the loan. These credit lines include available financing for A&D and receivables. At May 31, 1998, $1.5 was outstanding under the A&D loan which matures in September 1999, and $4.8 million maturing June 1, 2002 was outstanding under the receivables loan.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17.0 million during the life of the loan. These credit lines include available financings for A&D and receivables. At May 31, 1998, $6.6 million was outstanding under the A&D loans, bearing interest at the 90-day London Interbank Offering Rate (LIBOR) +4.25% and maturing between March 1999 and August 1999. At May 31, 1998, $2.4 million was outstanding under the receivables loan, bearing interest at the 90-day LIBOR +4% and maturing in June 2005.

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

        A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):


                                        THREE MONTHS ENDED MAY 31,  NINE MONTHS ENDED MAY 31,
                                      ---------------------------- ---------------------------
                                          1998           1997          1998          1997
                                      -------------  ------------- -------------  ------------
Commissions and selling expenses
  attributable to recognized and
  unrecognized sales                  $      9,085   $      8,643  $     24,811   $    25,055
Less:  Down payments                        (3,004)        (3,606)       (9,267)      (10,348)
                                      ------------   ------------  ------------   -----------
Cash Shortfall                        $      6,081   $      5,037  $     15,544   $    14,707
                                      ============   ============  ============   ===========

        During the nine months ended May 31, 1998, PEC did not sell any notes receivable. During the nine months ended May 31, 1997, PEC sold notes receivable of $19.9 million from which $16.8 million of the sales proceeds were used to pay down debt during the nine months ended May 31, 1997. The receivables sold during the nine months ended May 31, 1997 had a weighted-average interest rate of 12.7% and were sold to yield a return of 9.0% with any excess interest received from the obligors being payable to PEC.

        At May 31, 1998, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $70.9 million. PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase. The repurchase provisions provide for substitution of receivables as recourse for $70.0 million of sold notes receivable and cash payments for repurchase relating to $883,000 of sold notes receivable. At May 31, 1998 and 1997, the undiscounted amounts of the recourse obligations on such notes receivable were $6.1 million and $12.0 million, respectively. PEC periodically reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

        The components of the Company's debt, including lines of credit, consist of the following (thousands of dollars):


                                                                     MAY 31,       AUGUST 31,
                                                                      1998            1997
                                                                  --------------  --------------
Notes collateralized by receivables                               $      44,055   $      31,489
Mortgages collateralized by real estate properties                       37,403          32,311
Installment contracts and other notes payable                             1,799           1,769
                                                                  -------------   -------------
        Total                                                     $      83,257   $      65,569
                                                                  =============   =============


FINANCIAL CONDITION

May 31, 1998 Compared to August 31, 1997

        Cash and cash equivalents decreased 76.7% to $2.4 million at May 31, 1998 from $10.4 million at August 31, 1997, primarily as a result of PEC's acquisition and improvement of timeshare properties, no sale of notes receivable during the first nine months of fiscal 1998, the payment of commissions and selling expenses in connection with timeshare and land sales and Mego Financial's payment of interest on subordinated debt.

        Notes receivable, net, increased 40.7% to $48.2 million at May 31, 1998 from $34.3 million at August 31, 1997 primarily as a result of new receivables added exceeding reductions while no receivable sales occurred during the nine months ended May 31, 1998.

        Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for the nine months ended May 31, 1998 consists of the following (thousands of dollars):


Balance at beginning of period                                                  $     19,527
  Provision for cancellations                                                          3,760
  Amounts charged to allowance for cancellations and
    reserve for notes receivable sold with recourse                                   (4,808)
                                                                                ------------
Balance at end of period                                                        $     18,479
                                                                                ============


        The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):


                                                                   MAY 31,       AUGUST 31,
                                                                     1998           1997
                                                                -------------   --------------
Allowance for cancellations, excluding discounts                $      12,902   $      10,824
Reserve for notes receivable sold with recourse                         5,577           8,703
                                                                -------------   -------------
  Total                                                         $      18,479   $      19,527
                                                                =============   =============


        Statement of Financial Accounting Standard (SFAS) No. 125 (SFAS 125) requires the reclassification of excess servicing rights as interest only receivables which are carried at fair market value. Interest only receivables decreased 10.3% to $3.0 million at May 31, 1998 from $3.3 million at August 31, 1997 due to normal amortization.

        Timeshare interests held for sale and land and improvements inventory increased 20.9% to $45.1 million at May 31, 1998 from $37.3 million at August 31, 1997 primarily as a result of the completion of construction of additional timeshare interests and the addition of land inventory in Colorado during the nine months ended May 31, 1998.

        Other investments increased $2.0 million to $4.2 million at May 31, 1998 from $2.1 million at August 31, 1997 due to the recent acquisition of property in Biloxi, Mississippi.

        Other receivables increased to $1.4 million at May 31, 1998 from $0 at August 31, 1997, due to a receivable from MMC to PEC (subsequently paid in June
1998).

        Net assets of discontinued operations decreased to $0 at May 31, 1998 from $53.3 million at August 31, 1997 due to the completion of the Spin-off on September 2, 1997. The $53.3 million at August 31, 1997 represented the net assets of MMC of $53.1 million and the Company's receivable of $10.1 million from MMC less the minority interest of $9.9 million. Of the $10.1 million, $9.7 million was due from MMC to the Company and $446,000 was due from MMC to PEC. After the Spin-off, MMC was obligated to pay the debt due to the Company, $3.9 million of which was paid in October 1997 under the terms of an agreement and $6.2 million of which was eliminated through adjustments in April and June 1998.

        Notes and contracts payable increased 27.0% to $83.3 million at May 31, 1998 from $65.6 million at August 31, 1997, due to increased borrowings and no receivable sales occurring during the nine months ended May 31, 1998; the proceeds of which are usually used to pay down debt.

        Reserve for notes receivable sold with recourse decreased 35.9% to $5.6 million at May 31, 1998 from $8.7 million at August 31, 1997 primarily due to no receivable sales occurring during the nine months ended May 31, 1998 and the reduced balance of the sold notes receivable. Recourse to PEC on sales of notes receivable is governed by the agreements between the purchasers and PEC.

        Accrued income taxes decreased 24.5% to $4.7 million at May 31, 1998 from $6.2 million at August 31, 1997. The change in certain income tax liability reserves was a result of facts and circumstances determined in an extensive review and analysis of the Company's federal income tax liability completed during fiscal 1997.

        Stockholders' equity decreased 71.1% to $21.1 million at May 31, 1998 from $73.2 million at August 31, 1997 primarily as a result of the distribution by Mego Financial of all of its remaining shares of MMC common stock to shareholders of Mego Financial pursuant to the Spin-off which resulted in a distribution of $43.2 million in equity and the settlement of the $6.2 million receivable MMC owed the Company. See Note 5 of Notes to Condensed Consolidated Financial Statements.

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

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On February 23, 1998, an action was filed in the United States District Court for the Northern District of Georgia, Civil Action No.1:98CV0593-CAM, by Robert J. Feeney, plaintiff, as a purported class action against Mego Mortgage Corporation and Jeffrey S. Moore, the former President and Chief Executive Officer of Mego Mortgage Corporation. The complaint alleges, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of Mego Mortgage Corporation's financial statements. The named plaintiff seeks to represent a class consisting of purchasers of the common stock of Mego Mortgage Corporation between April 11, 1997 and December 18, 1997, and seeks such other relief as the Court may deem just and proper. Although the Company has not been served in the above matter, the Company has learned that an amended complaint was filed in such matter on or about June 29, 1998, which amended complaint, among other things, adds Mego Financial Corp. as a defendant, adds John Cole, Trent Hildebrand, Burt W. Price and Frank J. Murphy as Plaintiffs and alleges an expansion of the purported class to certain purchasers of Mego Mortgage Corporation's common stock from April 11, 1997 through May 20, 1998. The Company's counsel have not completed their review of the above matter.

        As reported in the Corporations' Form 10-K for the year ended August 31, 1997, and in prior reports, following the Company's restatement of certain of its previously issued financial statements, including for the year ended August 31, 1994, upon which its auditors had rendered unqualified opinions, the Securities and Exchange Commission (SEC) commenced a formal investigation to determine, among other things, whether the Company, and/or its officers and directors, violated applicable federal securities laws in connection with the preparation and filing of the Company's previously issued financial statements or certain trading in its common stock.

        In a letter from the SEC dated June 1, 1998, the Company was advised that the staff inquiry had been terminated and that no enforcement action had been recommended to the Commission. In addition, the letter referred to Securities Act Release 5310 which provides that such letter should not be construed to mean that any party has been exonerated or that no action may ultimately result from the staff's investigation.

ITEM 5.  OTHER EVENTS

        On March 27, 1998, the Company announced that it had entered into the Merger Agreement under which it was to be acquired by Sycamore. Sycamore was to be financed by Blackacre Capital Group, L.P., a real estate investment fund. Under the terms of the Merger Agreement, the Company shareholders are to receive $6.00 per share of Common stock, in cash, less an adjustment related to a receivable from MMC on the Company's financial statements. The adjustment was expected to be at least $0.25 per share but not more than $0.29 per share so that the per share price which was to be received by shareholders would have been a minimum of $5.71 per share up to an estimated maximum of $5.75 per share. See Note 5.

        On May 19, 1998, Sycamore announced that it was prepared to go forward with the previously announced merger only if certain terms of the merger agreement were modified, including a reduction of the purchase price to $4.50 per share of outstanding Common Stock. The Company has notified Sycamore that Sycamore is in default under the Merger Agreement. Nevertheless, the Company intends to maintain communications with Sycamore and to continue to negotiate so long as it deems such negotiations to be in the best interest of the Company's shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      EXHIBIT
      NUMBER                                       DESCRIPTION
      ------                                       -----------
       10.139     Termination of Services and Consulting Agreement between Mego
                  Mortgage Corporation and Preferred Equities Corporation, dated
                  April 22, 1998.

       10.140     Settlement letter from Mego Financial Corp. to Mego Mortgage Corporation dated June 26, 1998.

       10.141     Settlement letter from Preferred Equities Corporation to Mego Mortgage
                  Corporation dated June 26, 1998.

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


                                  MEGO FINANCIAL CORP.


                                  By:/s/ Charles G. Baltuskonis
                                     -------------------------------------
                                     Charles G. Baltuskonis
                                     Vice President and Chief Accounting
                                     Officer







Date:   July 15, 1998
     -------------------------------