Form 10-K
period 1998-08-31
MEGO FINANCIAL CORP
filed 1998-11-25
CIK 736035

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 1-8645

                              MEGO FINANCIAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEW YORK                                        13-5629885
(STATE OR OTHER JURISDICTION OF INCORPORATION OR        (IRS EMPLOYER IDENTIFICATION NO.)
                  ORGANIZATION)
       4310 PARADISE ROAD, LAS VEGAS, NV                              89109
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of November 9, 1998, 21,009,506 shares of the registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant as of November 9, 1998 was approximately $12,025,681 based on a closing price of $1.13 for the common stock as reported on the NASDAQ National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MEGO FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I

Item 1.     Business....................................................    1
Item 2.     Properties..................................................   12
Item 3.     Legal Proceedings...........................................   12
Item 4.     Submission of Matters to a Vote of Security Holders.........   14

                                   PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Security Holder Matters.....................................   15
Item 6.     Selected Consolidated Financial Data........................   15
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   18
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................   37
Item 8.     Financial Statements and Supplementary Data.................   37
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial
            Disclosure..................................................   37

                                   PART III

Item 10.    Directors and Executive Officers of the Company.............   38
Item 11.    Executive Compensation......................................   41
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   45
Item 13.    Certain Relationships and Related Transactions..............   46

                                   PART IV

Item 14.    Exhibits, Financial Statements, Schedules and Reports on
            Form 8-K....................................................   49

            Signatures..................................................   60

                                     PART I

ITEM 1. BUSINESS

  General

     Mego Financial Corp. (Mego Financial) is a premier developer of timeshare properties and a provider of consumer financing to purchase timeshare intervals and land parcels through its wholly-owned subsidiary, Preferred Equities Corporation (PEC) established in 1970. PEC is engaged primarily in originating, selling, servicing and financing consumer receivables generated through timeshare and land sales. PEC markets and finances timeshare interests and land in select resort areas. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it sells and services. Unless the context requires otherwise, the "Company" refers to Mego Financial and its consolidated subsidiaries.

     In 1992, Mego Financial organized a subsidiary, Mego Mortgage Corporation
(MMC), which has been a specialized consumer finance company that originates, purchases, sells, securitizes and services consumer loans consisting primarily of conventional uninsured home improvement and debt consolidation loans. After an initial public offering (the IPO) of MMC common stock in November 1996, Mego Financial held 81.3% of the outstanding stock of MMC. On September 2, 1997, Mego Financial distributed all of its remaining 10,000,000 shares of MMC's common stock to Mego Financial's shareholders in a tax-free spin-off (the Spin-off). See Notes 3 and 19 of Notes to Consolidated Financial Statements, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) -- Discontinued Operations of MMC" and "Item 13. Certain Relationships and Related Transactions." Since the Spin-off, PEC has represented substantially all of Mego Financial's operations.

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

  Recent Events

     On March 27, 1998, the Company announced that it had entered into a definitive merger agreement (the Merger Agreement) under which it was to be acquired by Sycamore Partners, LLC (Sycamore). Sycamore was to be financed by Blackacre Capital Group, L.P., a real estate investment fund. Under the terms of the Merger Agreement, the Company's shareholders were to receive a minimum of $5.71 per share up to an estimated maximum of $5.75 per share. After further communication and negotiation, on September 9, 1998, the Company announced that, as a result of breaches by Sycamore, it had terminated the Merger Agreement. Subsequently, on October 12, 1998, the Company received the $300,000 Liquidated Damages Payment called for in the Merger Agreement.

     On October 6, 1998, the Company announced that it has retained Friedman, Billings, Ramsey & Co., Inc. to review strategic alternatives available to the Company, including potential offers, mergers and financing transactions.

PREFERRED EQUITIES CORPORATION

  General

     PEC acquires, develops and converts rental and condominium apartment buildings and hotels for sale as timeshare interests and engages in the retail sale of land. PEC's strategy is to acquire properties in desirable destination resort areas that offer a range of recreational activities and amenities. As part of its strategic plan, PEC has shifted its emphasis from sales of land to sales of timeshare interests due both to its diminishing inventory of land available for sale in Nevada and its increasing inventory of timeshare interests from the opening of new timeshare resorts. PEC markets and sells timeshare interests in its resorts in Las Vegas and Reno, Nevada; Honolulu, Hawaii; Brigantine, New Jersey; Steamboat Springs, Colorado; Indian Shores and Orlando, Florida; and sells land in Nevada and Colorado. PEC owns additional properties in Steamboat Springs, Colorado and Las Vegas, Nevada which are in the permitting process for construction for sale as timeshare interests and is considering the purchase of additional properties for use in its timeshare operations. Also, PEC owns property in Biloxi, Mississippi which it is considering for the possible construction of a future timeshare resort. In recent years, several major lodging, hospitality and entertainment companies, including The Walt Disney Company, Hilton Hotels Corporation, Marriott Ownership Resorts, Inc. and Hyatt Corporation, among others, have commenced developing and marketing timeshare interests in various resort properties. The Company believes that the entry into the timeshare industry of certain of these large and well-known lodging, hospitality and entertainment companies has contributed to the growth and acceptance of the industry. To enhance its competitive position, in April 1995, PEC entered into a strategic alliance with Ramada Franchise Systems, Inc. (Ramada) and its parent, Hospitality Franchise Systems, Inc., now Cendant Corporation (Cendant), pursuant to which PEC was granted a ten-year (including a renewal option) exclusive license to operate both its existing and future timeshare properties under the name "Ramada Vacation Suites." The American Resort Development Association (ARDA) estimates that approximately 1.8 million families in the United States own timeshare interests in resorts worldwide and that sales of timeshare interests in the United States aggregated approximately $2.18 billion in 1997. Additionally, it is estimated by ARDA that sales volume is increasing at a compounded annual rate of almost 9% due to the entry of brand-name hospitality firms, such as Ramada, and well-financed publicly held companies with lower costs of capital and strong growth among seasoned timeshare companies.

  Timeshare Properties and Sales

     PEC acquires, develops and converts rental and condominium apartment buildings and hotels for sale as timeshare interests. PEC's strategy is to acquire properties in desirable destination resort areas that offer a range of recreational activities and amenities. The timeshare interests offered by PEC in its resorts other than in Hawaii generally consist of undivided fee interests in the land and facilities comprising the property or an undivided fee interest in a particular unit, pursuant to which the owner acquires the perpetual right to weekly occupancy of a residence unit each year. In its resort in Hawaii, PEC offers "right-to-use" interests, pursuant to which the owner has occupancy rights for one week each year until December 31, 2009, the last full year of the underlying land lease for the resort property. During fiscal 1998, 1997 and 1996, PEC sold 7,293, 7,860 and 6,982 timeshare interests, respectively, at prices ranging from $4,250 to $30,890.

     The Company believes that PEC's alliance with Ramada has enabled it to capitalize on the Ramada reputation, name recognition and customer profile, which closely matches PEC's customer profile. The arrangement required PEC to pay an initial access fee of $1 million and monthly recurring fees equal to 1% of PEC's Gross Sales (as defined in the agreement) through January 1996 and 1.5% of PEC's Gross Sales each month commencing after January 1996. The initial term of the arrangement is 5 years and PEC has the option to renew the arrangement for an additional term of 5 years if it has met certain conditions, including the addition of at least 20,000 timeshare interests during the initial term, which condition was satisfied, and the payment of minimum annual fees. In addition to the grant of the license, the arrangement provides for the establishment of joint marketing programs. The Company believes it has benefited from the use of the Ramada name, but is unable to quantify the amount of such benefit.

     In May 1997, PEC began offering a new sales program whereby a customer pays a fixed fee on an installment basis to use a timeshare interest during an initial one-year period with an option to purchase the timeshare interest. If the customer exercises the option to purchase the interest, the fixed fee is applied toward the down payment of the timeshare interest purchased.

     PEC currently operates timeshare resorts in Las Vegas and Reno, Nevada; Honolulu, Hawaii; Brigantine, New Jersey; Steamboat Springs, Colorado; Orlando and Indian Shores, Florida; and owns additional properties in Las Vegas, Nevada and Steamboat Springs, Colorado which are in the permitting process for construction. PEC is considering the purchase of additional properties for use in its timeshare operations and has recently acquired property in Biloxi, Mississippi for possible construction of a timeshare resort.

     PEC's Ramada Vacation Suites at Las Vegas includes 34 buildings with a total of 471 studio units and 1 and 2 bedroom units which have been converted for sale as 24,021 timeshare interests, of which 4,471 remained available for sale as of August 31, 1998. The resort is in close proximity to "the Strip" in Las Vegas and features swimming pools and other amenities. Nevada timesharing attracts the upper end of the tourism market and Las Vegas is the most dynamic region of the state for timeshare industry growth according to ARDA statistics. PEC is in the process of converting additional adjacent properties it owns to timesharing units. PEC has completed the expansion of the common areas to include an expanded lobby, convenience store and expanded sales facilities. At August 31, 1998, a total of 3 buildings containing 18 apartment units were under conversion to 918 timeshare interests.

     The Ramada Vacation Suites at Reno consists of a 95-unit hotel that has been converted for sale as 4,845 timeshare interests, of which 944 remained available for sale as of August 31, 1998. The resort features an indoor swimming pool, exercise facilities, sauna, jacuzzi and sun deck.

     PEC's Ramada Vacation Suites at Honolulu is an 80-unit hotel consisting of 3 buildings that have been converted for sale as 4,160 timeshare interests, of which 456 remained available for sale as of August 31, 1998. The resort is within walking distance of a public beach and features a swimming pool and jacuzzi. PEC holds the buildings, equipment and furnishings under a land lease expiring in March 2010, under which PEC makes annual rental payments of approximately $192,000.

     The Ramada Vacation Suites on Brigantine Beach consists of a 91-unit hotel and a 17-unit three story building that have been either converted or constructed for sale as 5,508 timeshare interests, of which 701 remained available for sale as of August 31, 1998. The resort is situated on beach front property in close proximity to Atlantic City, New Jersey and features an enclosed swimming pool, cocktail lounge, bar and restaurant.

     The Ramada Vacation Suites at Steamboat Springs consists of 60 one- and two-bedroom units, which have been converted for sale as 3,060 timeshare interests, of which 1,043 remained available for sale as of August 31, 1998. PEC acquired this condominium resort in 1994 and completed the conversion in 1995. PEC has constructed a 5,500-square foot amenities building at this facility which features a lobby, front desk, spa and sauna.

     The Ramada Vacation Suites at Indian Shores consists of a 2-building complex, which has been converted into a total of 32 one- and two-bedroom units to be sold as 1,632 timeshare interests, of which 587 timeshare interests remained available for sale at August 31, 1998. The resort is located on the intercoastal waterway and is in close proximity to St. Petersburg, Florida.

     The Ramada Vacation Suites at Orlando consists of a 7-building complex, five of which have been converted into 72 units for sale as 3,672 timeshare interests. At August 31, 1998, 2,463 timeshare interests in the five buildings remained available for sale. At August 31, 1998, 2 buildings containing 30 units were under conversion to 1,530 timeshare interests. Florida is one of the country's most significant timeshare markets, representing 23.6% of the total number of resorts in the United States, and, according to ARDA, has experienced unprecedented growth.

     The Ramada Vacation Suites -- Hilltop is a 2-tower building complex complete with indoor swimming pool, restaurant, cocktail lounge and meeting room facilities. Upon completion of conversion, the complex will consist of 56 one- and two-bedroom units to be sold as 2,856 timeshare interests. In March 1998, 14 units became available for sale as 714 timeshare interests of which 608 timeshare interests remained available for sale at August 31, 1998. At August 31, 1998, 1 building containing 42 units was under conversion to 2,142 timeshare interests. The resort is located in Steamboat Springs, Colorado, in close proximity to the area's ski slopes and attractions.

     The following table sets forth certain information regarding the timeshare interests at the Company's resort properties:

                                                                                 STEAMBOAT   INDIAN
                                    LAS VEGAS    RENO     WAIKIKI   BRIGANTINE    SPRINGS    SHORES    ORLANDO   HILLTOP   TOTAL
                                    ---------   -------   -------   ----------   ---------   -------   -------   -------   ------
Maximum number of timeshare
  interests.......................    24,021      4,845    4,160       5,508        3,060      1,632     3,672       714   47,612
Net number of timeshare interests
  sold through August 31, 1998....    19,550      3,901    3,704       4,807(1)     2,017      1,045     1,209       106   36,339
Number of timeshare interests
  available for sale at August 31,
  1998............................     4,471        944      456         701        1,043        587     2,463       608   11,273
Percent sold through August 31,
  1998............................        81%        81%      89%         87%          66%        64%       33%       15%      76%
Number of timeshare interests sold
  during the year ended August 31,
  1998............................     3,004        230      542          87          690      1,098     1,519       123    7,293
Number of timeshare interests
  reacquired during the year ended
  August 31, 1998 through:
  Contract cancellations..........       376        124       87          42           57         51        44        --      781
  Exchanges (2)...................     2,103        277      395          54          473        362       338        17    4,019
  Acquired for unpaid maintenance
    fees..........................        99         44       72          34            7         --        --        --      256
                                     -------    -------   ------     -------      -------    -------   -------   -------   ------
Total number of timeshare
  interests reacquired during the
  year............................     2,578        445      554         130          547        413       382        17    5,056
                                     -------    -------   ------     -------      -------    -------   -------   -------   ------
Net number of timeshare interests
  sold (reacquired) during the
  year ended August 31, 1998......       426       (215)     (12)        (43)         153        685     1,137       106    2,237
Additional timeshare interests
  under development (3)...........       918         --       --          --           --         --     1,530     2,142    4,590
Sales prices of timeshare
  interests available at August
  31, 1998 range
  From............................   $ 8,550    $ 6,650   $4,250     $ 5,550      $ 7,450    $ 8,550   $ 8,550   $ 7,390      N/A
  To..............................   $21,690    $10,690   $6,450     $13,350      $25,690    $16,060   $10,690   $30,890      N/A

---------------
(1) 4,823 timeshare interests were sold by the prior developer.

(2) These exchanges are primarily related to customers exchanging and/or upgrading their current property to generally higher quality and higher priced units.

(3) PEC owns additional units under conversion or to be converted to timeshare interests, and are not included above. In Las Vegas, Nevada, the addition of 18 units will be converted into 918 timeshare interests. In Steamboat Springs, Colorado at Hilltop, the addition of 42 units will be converted into 2,142 timeshare interests. In Orlando, Florida, the addition of 30 units will be converted into 1,530 timeshare interests.

     For the fiscal years ended August 31, 1998, 1997 and 1996, PEC's consolidated revenue from sales of timeshare interests was $37.7 million, $32.3 million and $27.8 million, respectively, representing approximately 55.0% 47.9% and 45.8% of total revenues, respectively.

  RCI Exchange Network

     The attractiveness of timeshare interest ownership in resorts is enhanced significantly by the availability of exchange networks allowing owners to exchange their occupancy right in the resort in which they own an interest for an occupancy right in another participating network resort. Several companies, including Resorts Condominiums International (RCI), which became a wholly-owned subsidiary of Cendant in 1997, provide broad-based timeshare interest exchange networks and PEC has qualified its resort properties for participation in the RCI network.

     RCI has a total of more than 3,200 participating resort facilities located worldwide. Approximately 49.8% of the participating facilities are located in the United States and Canada. PEC and the Owners' Association (as defined later) of each of PEC's timeshare resorts have entered into an agreement with RCI pursuant to which purchasers of timeshare interests in PEC's resorts may apply for membership in the RCI exchange network. Under the terms of these agreements, RCI agrees to make its exchange program available to PEC's customers who apply for membership. RCI and the Owners' Association agree to promote RCI's program and to honor qualified exchanges by members from other participating resorts. The initial five-year terms of the agreements are automatically renewable for additional five-year terms, unless either party gives the other party at least 180 days written notice prior to the expiration of the then current term. Either party may terminate the agreement upon a breach of the agreement by the other party. Membership in RCI entitles PEC's customers, based on availability, trading potential (which is based on their timeshare interval), and the payment of a variable exchange fee to RCI, to exchange their occupancy right in the resort in which they own an interest, for an occupancy right at the same or a different time in another participating resort of similar trading potential. The cost of the subscription fee for RCI, which is at the option and expense of the timeshare interest owner, is approximately $63 for the first year and $74 for each annual renewal.

  Owners' Associations and Property Management

     PEC's resort properties require ongoing management services. Independent not-for-profit corporations known as Owners' Associations have been established to administer each of PEC's resorts other than the resort in Honolulu. PEC's resort in Honolulu is administered by the White Sands Resort Club, a division of PEC (together with the Owners' Associations, collectively the Associations). Owners of timeshare interests in each of these resorts are responsible for the payment of annual assessment fees to the respective Association, which are intended to fund all of the operating expenses at the resort facilities and accumulate reserves for replacement of furnishings, fixtures and equipment, and building maintenance. Annual assessment fees for 1998 ranged from $249 to $445. PEC has in the past financed budget deficits of the Associations, but is not obligated to do so in the future, except in its Florida resorts. The Public Offering Statements for the Indian Shores and Orlando resorts contain a provision whereby PEC guarantees that the annual assessment fees will not exceed a specified amount, in which case PEC agrees to pay any monetary deficiencies. These guarantees are effective through the Associations' calendar year of December 31, 1999 and may be extended by PEC annually thereafter. In fiscal 1998, PEC financed a budget deficit of $65,000 for the Owners' Association at Indian Shores. During fiscal 1998 and 1997, the Associations had an aggregate excess of $1.2 million and $1.6 million, respectively, of fees received compared to expenses paid. The deficit and/or excess position of the Associations vary primarily due to the timing of major improvement expenditures. Any budget deficits financed by PEC are expected to be recovered in the future by increased assessments to the Associations.

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

     PEC has entered into management arrangements with the Associations pursuant to which PEC receives annual management and administrative fees in exchange for providing or arranging for various property management services such as bookkeeping, staffing, budgeting, maintenance and housekeeping services. During fiscal 1998, 1997 and 1996, PEC received $2.4 million, $2.2 million and $2.1 million, respectively, of such fees from the Associations. The management arrangements are typically for initial terms ranging from three to five years and automatically renew for successive additional one-year terms unless canceled by the Association. No management arrangement has been canceled to date. The Company believes that proper management is important for maintaining customer satisfaction and protecting PEC's investment in its inventory of unsold timeshare interests.

     PEC's intent and goal is to manage these properties until all timeshare interests are sold and the receivables generated from such sales have been paid. However, due to cancellations, exchanges and upgrades, none of the resorts are likely to realize a 100% sellout for an extended period of time. The Company believes that continued management of these properties preserves the integrity of the property and the portfolio performance on an ongoing basis beyond the end of the sales period.

  Land Sales

     PEC is engaged in the retail sale of land in Nevada and Colorado for residential, commercial, industrial and recreational use. PEC acquires lots and large tracts of unimproved land and then subdivides the tracts into lots and parcels for retail sale. Residential lots range in size from one-quarter acre to one and one-half acres, while commercial and industrial lots vary in size. PEC's residential lots generally range in price from $16,000 to $47,000 while commercial and industrial lots generally range in price from $19,000 to $79,000. Improvements such as roads and utilities and, in some instances, amenities are typically part of the development program in Nevada. During fiscal 1998, 1997 and 1996, PEC sold 2,091, 1,459 and 1,610 residential lots, and 12, 50 and 38 commercial and industrial lots, respectively. PEC has a continuing program to plat various properties that it owns. Purchasers of lots and parcels frequently exchange their property after the initial purchase for other property interests offered by PEC. Additionally, PEC is required from time to time to cancel the purchase of lots and parcels as a result of payment defaults or customer cancellations following inspections of the property pursuant to contractual provisions.

     To date, a substantial portion of PEC's sales of retail lots and land parcels have been in its Calvada subdivisions, containing approximately 30,000 lots in the Pahrump Valley, in Nye County, Nevada, located approximately 60 miles west of Las Vegas. The lots are designated as single family residential, multiple family residential, mobile home, hotel/motel, industrial or commercial. PEC owns a utility company that provides water and sewer service to portions of the subdivisions and two golf courses that are available to property owners and the public. The community of Pahrump has a population of approximately 28,000 and contains an urgent care medical facility, shopping, churches, fast food restaurants, hotel/casino facilities and several schools.

     The following table illustrates certain statistics regarding the Pahrump valley subdivisions:

Number of acres acquired since 1969.........................  18,777
Number of lots platted......................................  29,849
Net number of lots sold through August 31, 1998.............  29,596
Percent of lots sold through August 31, 1998................      99%
Number of platted lots available for sale at August 31,
  1998......................................................     253
Number of acres available for platting......................     198
Number of lots to be platted................................     568
FOR THE YEAR ENDED AUGUST 31, 1998:
Number of lots sold.........................................   1,424
Number of lots canceled.....................................    (488)
Number of lots exchanged....................................    (692)
                                                              ------
Number of lots sold, net of cancellations and exchanges.....     244
                                                              ======

     Central Nevada Utilities Company (CNUC), a wholly-owned subsidiary of PEC, operates a sewer and water utility for portions of PEC's Nevada subdivisions and certain other properties located within that subsidiary's certificated service area (which is subject to the regulation of the Public Utilities Commission of Nevada). As of August 31, 1998, CNUC had 1,759 customers. In recent years, connections have grown at an average annual rate of 17% and 14% for residential water and sewer, respectively.

     PEC also sells larger unimproved tracts of land in Colorado. PEC owns unimproved land in Huerfano County, Colorado, which is being sold for recreational use in parcels of at least 35 acres, at prices ranging from $15,995 to $22,995 depending on location and size. These parcels are sold without any planned improvements and without water rights, which rights have been reserved by PEC, except for an owner's right to drill a domestic well. Substantially all of the parcels have been sold, with approximately 81 parcels remaining in inventory.

     In February 1998, PEC acquired a substantial tract of land in Park County, Colorado near the town of Hartsel. This property is being sold as 2,137 separate parcels with an average price and size of $23,581 and five acres, respectively. This includes 333 parcels which are awaiting approval of a water augmentation plan by the

State of Colorado water court, less 172 parcels which will eventually be sold as pairs. As of August 31, 1998, 1,524 parcels remained unsold (excluding those awaiting water court approval).

     PEC previously acquired improved and unimproved land in Park County, Colorado, known as South Park Ranch, which is being sold for recreational use as 1,872 separate parcels typically ranging in size from 5 to 9 acres or larger and at a price of $16,995. As of August 31, 1998, 1,746 parcels had been sold with 126 parcels remaining in inventory. These parcels are sold without any planned improvements, except for a recreational facility which includes a basketball court, baseball field and picnic facilities.

     The following table illustrates certain statistics regarding the parcels and lots in Huerfano and Park Counties, Colorado:

Number of acres acquired since 1969.........................  60,782
Number of parcels and lots platted..........................   4,831
Net number of parcels and lots sold through August 31,
  1998......................................................   3,100
Percent of parcels and lots sold through August 31, 1998....      64%
Number of platted parcels and lots available for sale at
  August 31, 1998...........................................   1,731
FOR THE YEAR ENDED AUGUST 31, 1998:
Number of parcels and lots sold.............................     679
Number of parcels and lots canceled.........................    (199)
Number of parcels and lots exchanged........................    (182)
                                                              ------
Number of parcels and lots sold, net of cancellations and
  exchanges.................................................     298
                                                              ======

     For the fiscal years ended August 31, 1998, 1997 and 1996, respectively, PEC's net revenue from land sales was approximately $13.8 million, $16.6 million and $18 million, representing approximately 20.1%, 24.7% and 29.6% of total revenues.

  Trust Arrangements

     Title to certain of PEC's resort properties and land parcels in Huerfano County, Colorado is held in trust by trustees to meet regulatory requirements which were applicable at the time of the commencement of sales. In connection with sales of timeshare interests pursuant to "right-to-use" or installment sales contracts, title to certain of PEC's resort properties in the states of Nevada and Hawaii are held in trust by trustees to meet requirements of certain state regulatory authorities. Prior to 1988, PEC sold timeshare interests in certain of its resorts in the state of Nevada pursuant to "right-to-use" contracts and continues in other resorts to sell under installment sales contracts under which the purchaser does not receive a deed until the purchase price is paid in full. In addition, PEC offers "right-to-use" interests in its resort in Hawaii, since it is on leased property. In connection with the registration of the sale of such "right to use" timeshare interests, the Department of Real Estate of the state of Nevada and the Department of Commerce and Consumer Affairs of the state of Hawaii require that title to the related resorts be placed in trust.

  Customer Financing

     PEC provides financing to virtually all the purchasers of its timeshare interests, retail lots and land parcels who make a down payment equal to at least 10% of the purchase price. The financing is generally evidenced by non-recourse installment sale contracts as well as notes secured by deeds of trust. Currently, the term of the financing generally ranges from two to twelve years, with principal and interest payable in equal monthly payments. Interest rates are fixed and generally range from 12.5% to 15.5% per year based on prevailing market rates and the amount of the down payment made relative to the sales price. PEC has a sales program whereby a 5% interest rate is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. PEC believes its financing is attractive to purchasers who find it convenient to handle all facets of the purchase through a single source. At August 31, 1998, PEC serviced a customer receivables portfolio of 16,704 notes receivable relating to sales of timeshare interests and land, which receivables had an aggregate outstanding principal balance of $117.2 million, a weighted-average maturity of approximately 6.7 years and a weighted-average interest rate of 11.9%.

     PEC has 6 financing arrangements with 5 institutional lenders for the financing of customer receivables, which provide for borrowings of up to an aggregate of $137.5 million. These lines of credit bear interest at variable rates tied to the prime rate and 90 day London Interbank Offering Rate (LIBOR) and are secured by timeshare and land receivables and inventory. At August 31, 1998, an aggregate of $77.4 million was outstanding under such lines of credit and $60.1 million was available for borrowing. PEC periodically sells its timeshare and land receivables to various third party purchasers and uses a portion of the sales proceeds to reduce the outstanding balances of its lines of credit, thereby increasing the borrowing availability under such lines by the amount of prepayment. The sales have generally resulted in yields to the purchaser less than the weighted-average yield on the receivables, with PEC entitled to retain the difference, the estimated value of which is carried as interest only receivables. The sales agreements generally provide for PEC to continue servicing the sold receivables, and require that PEC repurchase or replace accounts that have become more than 90 days contractually delinquent, or as to which certain warranties and representations are determined to be incorrect. In addition, the sales agreements generally require the maintenance of cash reserve accounts for losses and contain minimum net worth requirements and other covenants, the non-compliance with which would allow the purchaser to replace PEC as the servicer. The sales agreements for timeshare receivables contain certain covenants that generally require PEC to use its best efforts to remain the manager of the related resorts and to cause the Associations to maintain appropriate insurance and pay the real estate taxes. Performance by PEC of such covenants generally is guaranteed by the Company. The principal balances of receivables sold by PEC were $9.4 million, $30.1 million and $16 million during fiscal 1998, 1997 and 1996, respectively.

     At August 31, 1998, PEC was contingently liable to replace or repurchase receivables sold with recourse in the aggregate amount of $66.8 million, if and as such receivables become delinquent. Delinquencies greater than 60 days have increased in fiscal 1998 from fiscal 1997 primarily due to a change in emphasis in the Collection Department. The Preferred Client Services (PCS) group was instituted to work with the portfolio and develop better relationships with customers, thus reducing otherwise potential cancellations. There is a much greater focus on working with the purchasers and their individual problems rather than merely demanding repayment of debt. These procedures primarily contributed to a decrease in cancellations to $15.3 million during fiscal 1998 from $20.3 million in fiscal 1997, a 24.8% decrease. PEC charges off or fully reserves all receivables that are more than 90 days delinquent. The following table sets forth information with respect to receivables owned and sold that were 60 or more days delinquent, excluding accounts that have been fully reserved or charged-off, as of the dates indicated (thousands of dollars):

                                                       AUGUST 31,
                                  ----------------------------------------------------
                                    1998       1997       1996       1995       1994
                                  --------   --------   --------   --------   --------
60-day delinquent..............   $ 11,836   $  5,233   $  6,685   $  5,407   $  5,330
Total receivables..............   $136,509   $137,688   $132,438   $123,752   $112,688
60-day delinquency
  percentage...................       8.67%      3.80%      5.05%      4.37%      4.73%

     The 60-day delinquent amounts include any account that is contractually 60 days delinquent, including those accounts whereby customers are still making payments but have not cured their delinquency status.

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

  Marketing

     PEC markets timeshare interests and land through on-site and off-site sales offices. PEC's sales staff receives commissions based on net sales volume. PEC maintains fully-staffed on-site sales offices at its timeshare properties in Las Vegas and Reno, Nevada; Steamboat Springs, Colorado; Indian Shores and Orlando, Florida; and, Brigantine, New Jersey; as well as the Las Vegas headquarters, and at its land projects in Nevada and Colorado. In Hawaii, brokers for PEC maintain a smaller on-site sales office staffed with one to two sales associates. PEC also maintains off-site sales offices in West Covina, California, Dallas, Texas and Denver, Colorado and plans to open an office in Houston, Texas. PEC's marketing efforts are targeted primarily at tourists meeting its customer profile. Currently, approximately 37.1% of sales are made through the Las Vegas sales office. One of the principal sales techniques utilized by PEC in Las Vegas is to offer pre-screened potential customers a gift such as show tickets in exchange for attending PEC's sales presentations. In addition, to show tickets, other inducements such as local tour packages, dinners, and short-term room accommodations are also offered. The marketing techniques utilized at PEC's sales offices at locations other than Las Vegas include (i) exhibition booths located at shows, fairs and other attractions, that generate inquiries from prospective customers, whom PEC then contacts by telephone, (ii) referrals from existing customers, (iii) limited direct mail programs, and (iv) brokers specializing in lead generation. Various premiums and inducements are offered to prospective customers to obtain their attendance at sales presentations, including the offer of short-term accommodations at certain of PEC's timeshare resorts.

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

     The agreement of sale for a timeshare interest or land may be rescinded within various statutory rescission periods. For land sales made at a location other than the property, the customer may generally cancel the contract within a specified period, usually five months from the date of purchase, provided that the contract is not in default, and provided the customer has completed a developer-guided inspection and tour of the subject property first, and then requests the cancellation. At August 31, 1998, $730,000 of recognized sales remained subject to such cancellation. If a customer defaults after all rescission and cancellation periods have expired, all payments are generally retained by PEC, and the customer forfeits all rights to the property.

SEASONALITY

     Sales of timeshare interests and land are somewhat seasonal. For the fiscal years ended August 31, 1998, 1997 and 1996, quarterly sales as a percentage of annual sales, for each of the fiscal quarters averaged:

                       QUARTER ENDED                          % OF ANNUAL SALES
                       -------------                          -----------------
November 30.................................................         23.7
February 28.................................................         24.0
May 31......................................................         26.6
August 31...................................................         25.7
                                                                    -----
                                                                    100.0%
                                                                    =====

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

     PEC's timeshare plans compete directly with many other timeshare plans, some of which are in facilities located in Las Vegas, Reno, Lake Tahoe, Honolulu, Atlantic City, Orlando, Tampa, and Steamboat Springs. In recent years, several major lodging, hospitality and entertainment companies have begun to develop and market timeshare properties. According to ARDA data, in 1997, approximately 31.5% of timeshare resorts were located in the Mountain/Pacific region of the United States, 23.6% in Florida, 12% in the Northeast region, 16.5% in the Southeast region and 16.4% in the Central region of the United States. In addition, PEC competes with condominium projects and with traditional hotel accommodations in these areas. Certain of these competing projects and accommodations are larger and more luxurious than PEC's facilities. There are currently available approximately 108,000 hotel and motel rooms in Las Vegas, Nevada; 37,000 in Honolulu, Hawaii; 22,000 in Washoe County, Nevada, which includes Reno and Lake Tahoe; 98,000 in the Orlando, Florida metropolitan area; 24,000 in the Indian Shores, Florida area; 23,000 in Atlantic City, New Jersey and 3,000 in Steamboat Springs, Colorado.

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

  Timeshare Regulation

     Nevada Revised Statutes Chapter 119A requires the Company to give each customer a Public Offering Statement that discloses all aspects of the timeshare program, including the terms and conditions of sale, the common facilities, the costs to operate and maintain common facilities, the Company's history and all services and facilities available to the purchasers. Section 514E of the Hawaii Revised Statutes provides for similar information to be provided to all prospective purchasers through the use of the Hawaii Disclosure Statement, just as Chapter 721 of the Florida Statutes similarly provides through the use of a Public Offering Statement. Section 11000, et seq., of the California Business and Professions Code also provides for similar information to be provided to all prospective purchasers through the use of an Out-of-state Timeshare Permit issued by the California Department of Real Estate. Section 45 of the New Jersey Statutes Annotated provides for similar information to be provided to all prospective purchasers through the use of a Public Offering Statement. The Texas Register at 22 Texas Administrative Code, Section 543 provides for similar information to be provided to all prospective purchasers through the use of the Texas Timeshare Disclosure Statement, and similarly, the Mississippi Real Estate Commission requires that the situs state Public Offering Statement provides prospective purchasers with the same information. Title 12, Article 61 of the Colorado Revised Statutes provides for similar information to be provided to all prospective purchasers in their contracts of sales or by separate written documents. Nevada and Colorado require a five-day rescission period for all timeshare purchasers. The rescission period required by Hawaii and New Jersey is seven days. The rescission period required by Florida is ten days. The rescission period in California, Mississippi and Texas for out-of-state sales is five days. The Nevada, California, New Jersey, Hawaii, Colorado, Texas, Florida, Mississippi and Texas timeshare statutes have stringent restrictions on sales and advertising practices and require the Company to utilize licensed sales personnel.

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

  Real Estate Regulation

     The real estate industry is subject to extensive regulation. The Company is subject to compliance with various federal, state and local environmental, zoning and other statutes and regulations regarding the acquisition, subdivision, development and sale of real estate and various aspects of its financing operations. The Interstate Land Sales Full Disclosure Act establishes strict guidelines with respect to the subdivision and sale of land in interstate commerce. The U.S. Department of Housing and Urban Development (HUD) has enforcement powers with respect to this statute. In some instances (e.g., land sales in Huerfano County, Colorado), the Company has been exempt from HUD registration requirements because of the size or number of the subdivided parcels and the limited nature or type of its offerings. The Company registers its timeshare properties with various state agencies. The Company must disclose financial information concerning the property, evidence of title, a description of the intended manner of offering, proposed advertising materials, and must bear the costs of such registration, which include legal and filing fees.

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

  Advertising Regulation

     In addition to requirements imposed by the various state timeshare acts, PEC's marketing and advertising procedures are subject to the Federal Trade Commission Act (Unfair and Deceptive Practices), Federal Trade Commission Telemarketing Rules, Federal Communication Commission Telephone Consumer Protection Act, Fair Housing Act, Equal Credit Opportunity Act and various state consumer protection laws regulating telephone solicitations, the sale of travel, and sweepstakes, both in states in which PEC timeshare resorts are located or registered and in states in which it advertises.

EMPLOYEES

     As of August 31, 1998, PEC had 1,292 employees, of whom 1,191 were full-time employees and 101 were part-time employees. Full-time employees were comprised of the following: 655 sales and marketing officers and personnel, 174 general and administrative officers, managers and support staff, 349 hotel personnel, and 13 utility company personnel. None of PEC's employees are represented by a collective bargaining unit. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

     At August 31, 1998, the Company had 253 residential, commercial and industrial lots, 1,731 recreational land parcels, 1,248 recreational vehicle intervals, and 11,273 timeshare interests in its inventory. In addition, the Company maintains the following properties:

     The Company's principal executive offices are located at 4310 Paradise Road, Las Vegas, Nevada 89109, where it occupies approximately 31,000 square feet of office space in a building it owns. Title to the property is held by the Company.

     The Company owns a second office building located in Las Vegas, Nevada. This building has approximately 67,500 square feet of office space, of which the Company occupies approximately 49,800 square feet. The remaining approximately 17,700 square feet is leased to tenants on a short-term basis.

     The Company leases an executive office at 1125 N. E. 125th Street in North Miami, Florida, comprising approximately 3,200 square feet, at a rental of $2,400 per month. The lease has been extended to December 1998.

     The Company leases various other facilities on a short-term or month-to-month basis for off-site sales offices in various cities throughout the United States.

ITEM 3. LEGAL PROCEEDINGS

     Following the Company's November 10, 1995 announcement disclosing certain accounting adjustments, an action was filed on November 13, 1995, in the United States District Court, District of Nevada (Court) by Christopher Dunleavy, as a purported class action against the Company, certain of the Company's officers and directors and the Company's independent auditors. The complaint alleged, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the preparation and issuance of certain of the Company's financial reports issued in 1994 and 1995, including certain financial statements reported on by the Company's independent auditors. The complaint also alleged that one of the director defendants violated the federal securities laws by engaging in "insider trading." The named plaintiff sought to represent a class consisting of purchasers of Mego Financial's common stock between January 14, 1994 and November 9, 1995, and sought damages in an unspecified amount, costs, attorney's fees and such other relief as the court may deem just and proper.

     On November 16, 1995, a second action was filed in the Court by Alan Peyser as a purported class action against the Company and certain of its officers and directors, which was served on the Company on December 20, 1995. The complaint alleged, among other things, that the defendants violated the federal securities laws by making statements and issuing certain financial reports in 1994 and 1995 that overstated the Company's earnings and business prospects. The named plaintiff sought to represent a class consisting of purchasers of Mego Financial's common stock between November 28, 1994 and November 9, 1995. The complaint sought damages in an unspecified amount, cost, attorney's fees and such other relief as the Court may deem just and proper.

     On or about June 10, 1996, the Dunleavy and Peyser Actions were consolidated under the caption "In re Mego Financial Corp. Securities Litigation," Master File No. CV-9-95-01082-LD (RLJ), pursuant to a stipulation by the parties.

     On December 26, 1996, a third action was filed in the Court by Michael Nadler as a purported class action. The Nadler complaint asserts claims substantially similar to those in the Dunleavy and Peyser Actions.

On April 23, 1998, counsel for the plaintiffs in the Dunleavy and Peyser actions, and counsel for the defendants filed in the Court a Stipulation and Agreement of Settlement (the Settlement Agreement) in accordance with a prior Memorandum of Understanding dated May 12, 1997. The Settlement Agreement, which was subject to a number of conditions, including approval by the Court, calls for certification, for settlement purposes only, of a class consisting of all purchasers of Mego Financial stock (excluding the defendants and their respective directors, executive officers, partners and affiliates and their respective immediate families, heirs, successors and assigns) during the period from January 14, 1994 through November 9, 1995, inclusive, for creation of a settlement fund of $1.725 million to be distributed to the class, for the dismissal of all claims asserted in the actions with prejudice and for certain releases to defendants. The portion of the settlement amount which has been contributed by the Company, net of directors and officers insurance proceeds, with contribution by another defendant, has not had a material adverse effect on the Company. On October 19, 1998, the Court issued a Final Judgment and Order of Dismissal with Prejudice, approving the Settlement Agreement, which will not become final until the Effective Date, which is the date following either the expiration of any appeal period without appeal, the date following the affirmation of the Final Judgment on appeal, and on which such Final Judgment is no longer subject to further judicial review. On November 13, 1998, Michael Nadler, who had filed objections to the settlement, filed a Notice of Appeal from the Final Judgment and Order of Dismissal with Prejudice and certain other orders of the Court. In the event, for any reason, the Final Judgment is vacated, the Company believes that it has substantial defenses to all of the complaints that have been filed against it described above. However, the Company presently cannot predict the outcome of this matter.

     On February 23, 1998, an action was filed in the United States District Court for the Northern District of Georgia, Civil Action No.1:98CV0593-CAM, by Robert J. Feeney, plaintiff, as a purported class action against MMC and Jeffrey
S. Moore, the former President and Chief Executive Officer of MMC. The complaint alleges, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of MMC's financial statements. The named plaintiff seeks to represent a class consisting of purchasers of the common stock of MMC between April 11, 1997 and December 18, 1997, and seeks such other relief as the Court may deem just and proper. An amended complaint was filed in such matter on or about June 29, 1998, which amended complaint, among other things, adds Mego Financial as a defendant, adds John Cole, Trent Hildebrand, Burt W. Price and Frank J. Murphy as Plaintiffs and alleges an expansion of the purported class to certain purchasers of MMC's common stock from April 11, 1997 through May 20, 1998. However, the Company was not the parent company of MMC at the time when the majority of the matters which are cited in the above-described action occurred. Motions to dismiss the complaint have been filed by the defendants. The Company does not believe that any judgment obtained will have a material adverse effect on the Company's or PEC's business or financial condition.

     On August 27, 1998, an action was filed in the United States District Court, County of Clark, State of Nevada, No. A392585, by Robert and Jocelyne Henry, husband and wife individually and on behalf of all others similarly situated. The plaintiffs have filed a complaint for class action relief claiming the Company is guilty of: breach of contract; unjust enrichment; customer fraud; and bait and switch tactics as a result of a solicitation of betterment fees pursuant to a letter sent to certain lot owners on January 26, 1995 (Letter). The Letter was sent to approximately 1,400 lot owners stating that their lots would be buildable by April 1, 1995 as a result of sewer and water lines being run near their respective lots. The Letter offered to accept a betterment fee payment in the amount of $2,380 per lot prior to an anticipated increase. The Plaintiffs paid the fee and claimed they did not have a buildable lot as sewer and water lines that were run did not reach their property. The Company does not believe a determination in favor of the Plaintiffs will result in a material judgment against the Company. Only approximately 350 customers accepted the offer presented in the Letter and a number of those customers own lots that are buildable. The Company is reviewing the various claims with counsel.

     In the general course of business the Company, at various times, has been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the business or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended August 31, 1998. However, on September 16, 1998, the Company held its annual meeting of shareholders at which the 6 incumbent Directors were re-elected, and the approval of the Company's Amended and Restated Stock Option Plan was approved by the Company's Shareholders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

     The Company's common stock is traded in the over-the-counter market and since April 1, 1994, prices have been quoted on the Nasdaq National Market under the symbol MEGO. Prior to April 1, 1994, the common stock was quoted on the Nasdaq Small Cap Market under the symbol MEGO and, prior to May 1, 1994, was traded on the Boston Stock Exchange under the symbol MGO. The following table sets forth the high and low sales prices of the common stock as reported on the Nasdaq National Market for the periods presented:

                                                              HIGH      LOW
                                                              ----      ---
FISCAL YEAR 1997:
First Quarter...............................................   10        5 5/8
Second Quarter..............................................    9 1/4    7 1/4
Third Quarter...............................................    8 1/8    5 1/2
Fourth Quarter..............................................    9 1/4    6 3/8
FISCAL YEAR 1998:
First Quarter(1)............................................    8 3/16   2 3/4
Second Quarter..............................................    5 1/4    3 1/4
Third Quarter...............................................    5 5/8    3 13/16
Fourth Quarter..............................................    3 13/16  1 15/16
FISCAL YEAR 1999:
First Quarter (through November 9, 1998)....................    2 1/4     11/16

---------------
(1) On September 2, 1997, the Company distributed all of its 10 million shares of MMC's common stock to the Company's shareholders in the Spin-off. The Company believes the decline in the closing price of the common stock on September 3, 1997 to $3 1/8 per share from the closing price on September 2, 1997 of $8 per share is directly attributable to the Spin-off.

     As of November 9, 1998, there were 1,919 holders of record of the 21,009,506 outstanding shares of common stock. The closing sales price for the common stock on November 9, 1998 was $1.13. See "Item 1. Business -- General," "Item 7. MD&A -- Discontinued Operations of MMC" and Note 3 of Notes to Consolidated Financial Statements.

     The Company did not pay any cash dividends on its common stock during the fiscal years ended August 31, 1998 and 1997. The Company intends to retain future earnings for the operation and expansion of its business and does not currently anticipate paying cash dividends on its common stock. Any future determination as to the payment of such cash dividends would depend on a number of factors including future earnings, results of operations, capital requirements, the Company's financial condition and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors might deem relevant. No assurance can be given that the Company will pay any dividends in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data set forth below have been derived from the consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements as of August 31, 1998 and 1997 and for each of the three years in the period ended August 31, 1998 have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere herein. The consolidated financial statements as of August 31, 1996, 1995 and 1994 and for the years ended August 31, 1995 and 1994 have been audited by Deloitte & Touche LLP, independent auditors, and are not included herein.

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

CONSOLIDATED SELECTED FINANCIAL DATA(1)(2)

                                                              FOR THE YEARS ENDED AUGUST 31,
                                            -------------------------------------------------------------------
                                               1998          1997          1996          1995         1994(3)
                                            -----------   -----------   -----------   -----------   -----------
STATEMENTS OF OPERATIONS' DATA:
REVENUES OF CONTINUING OPERATIONS:
Timeshare interest sales, net.............  $    37,713   $    32,253   $    27,778   $    20,682   $    19,521
Land sales, net...........................       13,812        16,626        17,968        20,812        13,534
Gain on sale of notes receivable..........          656         2,013         1,116         1,586           875
Interest income...........................        7,161         7,168         6,594         7,238         8,089
Financial income..........................        3,304         2,922         1,253           508            30
Other(4)..................................        5,944         6,514         5,943         6,687         5,969
                                            -----------   -----------   -----------   -----------   -----------
         Total revenues of continuing
           operations.....................       68,590        67,496        60,652        57,513        48,018
                                            -----------   -----------   -----------   -----------   -----------
COSTS AND EXPENSES OF CONTINUING
  OPERATIONS:
Cost of sales(5)..........................       11,789        10,477         8,099         7,749         6,992
Marketing and sales.......................       34,167        34,078        30,351        23,690        18,949
Depreciation..............................        2,245         1,964         1,526         1,131         1,072
Interest expense..........................        7,850         8,458         7,314         6,306         4,707
General and administrative................       17,736        17,175        15,849        12,909        11,274
Payments to assignors.....................           --            --            --         7,252         8,526
                                            -----------   -----------   -----------   -----------   -----------
         Total costs and expenses of
           continuing operations..........       73,787        72,152        63,139        59,037        51,520
                                            -----------   -----------   -----------   -----------   -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES.....................       (5,197)       (4,656)       (2,487)       (1,524)       (3,502)
Income taxes (benefit)....................       (1,968)      (12,662)       (1,068)        1,016           761
                                            -----------   -----------   -----------   -----------   -----------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS..............................       (3,229)        8,006        (1,419)       (2,540)       (4,263)
Income (loss) from discontinued
  operations, net of income taxes and
  minority interest(6)....................           --        11,334         6,270         3,434        (1,511)
Gain on prior discontinued operations, net
  of income taxes of $450(7)..............           --            --            --           873            --
                                            -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS).........................       (3,229)       19,340         4,851         1,767        (5,774)
Cumulative preferred stock dividends(8)...           --            --           240           360           360
                                            -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS) APPLICABLE TO COMMON
  STOCK...................................  $    (3,229)  $    19,340   $     4,611   $     1,407   $    (6,134)
                                            ===========   ===========   ===========   ===========   ===========
PER SHARE DATA(9):
BASIC:
Income (loss) from continuing
  operations..............................  $     (0.15)  $      0.43   $     (0.08)  $     (0.14)  $     (0.24)
Income (loss) from discontinued
  operations..............................           --          0.61          0.34          0.19         (0.08)
Gain on prior discontinued operations.....           --            --            --          0.05            --
Cumulative preferred stock dividends......           --            --         (0.01)        (0.02)        (0.02)
                                            -----------   -----------   -----------   -----------   -----------
Net income (loss) applicable to common
  stock...................................  $     (0.15)  $      1.04   $      0.25   $      0.08   $     (0.34)
                                            ===========   ===========   ===========   ===========   ===========
Weighted-average number of common
  shares..................................   21,009,506    18,657,224    18,117,122    18,087,121    17,802,012
                                            ===========   ===========   ===========   ===========   ===========

                                                              FOR THE YEARS ENDED AUGUST 31,
                                            -------------------------------------------------------------------
                                               1998          1997          1996          1995         1994(3)
                                            -----------   -----------   -----------   -----------   -----------
DILUTED (10):
Income (loss) from continuing
  operations..............................  $     (0.15)  $      0.41   $     (0.08)  $     (0.14)  $     (0.24)
Income from discontinued operations.......           --          0.58          0.33          0.19         (0.08)
Gain on prior discontinued operations.....           --            --            --          0.05            --
Cumulative preferred stock dividend.......           --            --         (0.01)        (0.02)        (0.02)
                                            -----------   -----------   -----------   -----------   -----------
Net income applicable to common stock.....  $     (0.15)  $      0.99   $      0.24   $      0.08   $     (0.34)
                                            ===========   ===========   ===========   ===========   ===========
Weighted-average number of common shares
  and common share equivalents
  outstanding.............................   21,009,506    19,528,470    19,114,888    18,646,616    17,802,012
                                            ===========   ===========   ===========   ===========   ===========
BALANCE SHEET DATA:
Total assets..............................  $   142,076   $   178,303   $   145,505   $   107,910   $    87,319
Net assets of discontinued operations.....           --        53,276        30,514        19,234         4,139
Total liabilities excluding subordinated
  debt....................................      117,049       100,745       109,963        76,328        67,796
Subordinated debt(11).....................        4,348         4,321         9,691         9,352            --
Redeemable preferred stock................           --            --            --         3,000         3,000
Total stockholders' equity................       20,679        73,237        25,851        19,230        16,523

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

 (2) The statements of operations' data, per share data and balance sheet data herein for the five fiscal years are not necessarily indicative of the results to be expected in the future. Certain reclassifications have been made to conform prior years with the current presentation.

 (3) The Company has restated certain of its previously issued financial statements including for the year ended August 31, 1994, upon which its independent auditors had rendered unqualified opinions. The financial data presented herein gives effect to those restatements.

 (4) Other revenues include incidental operations, management fees from owners' associations, and amortization of negative goodwill.

 (5) Direct cost of sales includes costs of sales of timeshare interests, land and incidental operations.

 (6) Income from discontinued operations, net of taxes and minority interest, includes the net income from MMC, after tax, reduced by the related minority interests and certain general and administrative expense related to the discontinued operations.

 (7) A gain on discontinued operations of $873,000 after deducting $450,000 of tax was recognized in fiscal 1995.

 (8) See Note 15 of Notes to Consolidated Financial Statements.

 (9) No cash dividends per common share were declared during the fiscal years included herein.

(10) The incremental shares from assumed conversions are not included in computing the diluted per share amounts for the years ended August 31, 1998 and 1994 because the Company incurred a net loss and the effect would be anti-dilutive.

(11) In payment of the exercise price of $4,250,000 of warrants exercised for 1,000,000 shares of the Company's common stock by the Assignors, the subordinated debt due to the Assignors was reduced by that amount in August 1997. See Note 14 of Notes to Consolidated Financial Statements and "Item
     13. Certain Relationships and Related Transactions."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations and the foregoing Business sections contain certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new timeshare and land sales programs and future financial performance, including growth in revenues and net income and cash flows. Such forward-looking statements also include, without limitation, the Company's expectations and beliefs as to the projected costs and anticipated timetable to address Year 2000 compliance issues, the adequacy of its plans to address such issues and the impact on the Company's operations in the event that certain or all of its plans or the plans of its lenders and other third parties in respect of such compliance issues prove to be inadequate. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

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

     In November 1996, MMC consummated the IPO and as a result, the Company's ownership of MMC was reduced to approximately 81.3% of the outstanding common stock. On September 2, 1997, the Company distributed all of its 10 million shares of MMC's common stock to the Company's shareholders in the Spin-off. To fund MMC's past operations and growth and in conjunction with a Tax Allocation and Indemnity Agreement dated November 19, 1996 (Tax Agreement), MMC incurred debt and other obligations due to the Company and its subsidiary, PEC. The amount of debt due to the Company was $10.1 million at August 31, 1997, of which $3.4 million was paid by MMC in October 1997 together with $500,000 advanced by the Company to PEC on behalf of MMC in September 1997. In April 1998, an agreement was made to adjust the balance due on the receivable by a reduction of the income tax portion in the amount of $5.3 million previously deemed owed by MMC to the Company under the Tax Agreement, since that amount was no longer payable under that agreement. As of the date of the April 1998 agreement, MMC owed the Company an estimated total of $6.2 million, of which $5.3 million was the estimated amount due to the Company under the Tax Agreement prior to the Spin-off. An agreement was subsequently made to settle the remaining $870,000 balance due the Company by MMC. In consideration of this settlement, MMC paid the entire amount of $1.6 million, which was separately owed to PEC, in June 1998. Following this transaction, MMC had no outstanding indebtedness to the Company. MMC also had agreements with PEC for providing management services and loan servicing. The accompanying Consolidated Statements of Operations reflect the operating results of MMC as discontinued operations in accordance with APB Opinion No. 30. For additional information see Note 3 of Notes to Consolidated Financial Statements.

     The Consolidated Statement of Operations for the fiscal year ended August 31, 1998, and the Consolidated Pro Forma Statements of Operations for the fiscal years ended August 31, 1997 and 1996, reflect the continuing operations of the Company. Consolidated Pro Forma Statements of Operations of continuing operations are also presented below for each of the quarters of fiscal 1997. The Consolidated Pro Forma Statements of Operations are unaudited and are based on the historical statements of the periods presented and provide an understanding of the results of the Company on a stand-alone basis excluding the operations of MMC and the prior discontinued operations. The Consolidated Pro Forma Statements of Operations give effect to the Spin-off as if it had occurred prior to September 1, 1995 and are presented for comparative purposes only (thousands of dollars):

                                                       FOR THE YEARS ENDED AUGUST 31,
                                                       ------------------------------
                                                                       PRO FORMA
                                                                  -------------------
                                                        1998        1997       1996
                                                       -------    --------    -------
REVENUES:
Timeshare interest and land sales, net...............  $51,525    $ 48,879    $45,746
Gain on sale of receivables..........................      656       2,013      1,116
Interest income......................................    7,161       7,168      6,594
Financial income and other...........................    9,248       9,436      7,196
                                                       -------    --------    -------
          Total revenues.............................   68,590      67,496     60,652
                                                       -------    --------    -------
EXPENSES:
Direct costs of timeshare interest and land sales....    9,145       7,493      5,842
Operating expenses...................................   56,792      56,201     49,983
Interest expense.....................................    7,850       8,458      7,314
                                                       -------    --------    -------
          Total expenses.............................   73,787      72,152     63,139
                                                       -------    --------    -------
Loss before income taxes.............................   (5,197)     (4,656)    (2,487)
Income taxes (benefit)...............................   (1,968)    (12,662)    (1,068)
                                                       -------    --------    -------
Income (loss) from continuing operations.............   (3,229)      8,006     (1,419)
Cumulative preferred stock dividends.................       --          --        240
                                                       -------    --------    -------
Net income (loss) applicable to common stock.........  $(3,229)   $  8,006    $(1,659)
                                                       =======    ========    =======

                                                     FOR THE THREE MONTHS ENDED
                                        -----------------------------------------------------
                                        AUGUST 31,    MAY 31,    FEBRUARY 28,    NOVEMBER 30,
              PRO FORMA                    1997        1997          1997            1996
              ---------                 ----------    -------    ------------    ------------
REVENUES:
Timeshare interest and land sales,
  net.................................   $12,774      $13,202      $11,956         $10,947
Gain on sale of receivables...........       620          503          441             449
Interest income.......................     1,828        1,941        1,762           1,637
Financial income and other............     2,219        2,609        2,493           2,115
                                         -------      -------      -------         -------
          Total revenues..............    17,441       18,255       16,652          15,148
                                         -------      -------      -------         -------
EXPENSES:
Direct costs of timeshare interest and
  land sales..........................     2,501        1,746        1,612           1,634
Operating expenses....................    14,967       14,326       14,014          12,894
Interest expense......................     2,107        2,084        2,116           2,151
                                         -------      -------      -------         -------
          Total expenses..............    19,575       18,156       17,742          16,679
                                         -------      -------      -------         -------
Income (loss) before income taxes.....    (2,134)          99       (1,090)         (1,531)
Income taxes (benefit)................    (7,653)      (2,084)      (2,458)           (467)
                                         -------      -------      -------         -------
Net income (loss).....................   $ 5,519      $ 2,183      $ 1,368         $(1,064)
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

  PEC

     PEC recognizes revenue primarily from sales of timeshare interests and land sales in resort areas, gain on sale of receivables and interest income. PEC periodically sells its consumer receivables while generally retaining the servicing rights. Revenue from sales of timeshare interests and land is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for land sales. Land sales typically meet these requirements within six to ten months of closing, and sales of timeshare interests typically meet these requirements at the time of sale. The sales price, less a provision for cancellation, is recorded as revenue and the allocated cost related to such net revenue of the timeshare interest or land parcel is recorded as expense in the year that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

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

     The present values of expected net cash flows from the sale of notes receivable are recorded at the time of sale as interest only receivables. Interest only receivables are amortized as a charge to income, as payments are received on the retained interest differential over the estimated life of the underlying notes receivable. Interest only receivables are recorded at the lower of unamortized cost or estimated fair value. The expected cash flows used to determine the interest only receivables asset have been reduced for potential losses under recourse provisions of the sales agreements. Reserve for notes receivable sold with recourse represents PEC's estimate of the fair value of its future credit losses to be incurred over the lives of the notes receivable in connection with the recourse provisions of the sales agreements and is shown separately as a liability in the Company's Consolidated Balance Sheets.

     In discounting cash flows related to notes receivable sales, PEC defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate of 15% in each of fiscal years 1998, 1997 and 1996. PEC has developed its assumptions based on experience with its own portfolio, available market data and consultation with its financial advisors.

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

     Recourse to PEC on sales of notes receivable is governed by the agreements between the purchasers and PEC. The reserve for notes receivable sold with recourse represents PEC's estimate of the fair value of future credit losses to be incurred over the lives of the notes receivable. A liability for reserve for notes receivable sold with recourse is established at the time of each sale based upon PEC's estimate of the fair value of the future recourse obligation under each agreement of sale.

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

     Total costs and expenses consist primarily of marketing and sales expenses, general and administrative expenses, direct costs of sales of timeshare interests and land, depreciation and amortization and interest expense. Marketing and sales costs directly attributable to unrecognized sales are accounted for as deferred selling costs until such time as the sale is recognized. The Company incurs a portion of operating expenses of the timeshare Associations based on ownership of unsold timeshare interests at each of the respective timeshare properties. These costs are referred to as "association assessments" and are included in the Consolidated Statements of Operations under the caption of general and administrative expenses. Management fees received from the associations are included under the caption of other revenues. These fees are not deemed to be the result of a separate revenue generating line of business since the management activities to which they relate are part of the support of the timeshare business and the fees are actually a reduction of the expense the Company incurs to fulfill obligations regarding timeshares.

     The following table sets forth certain data regarding notes receivable additions and servicing through sales of timeshare interests and land:

                                                          FOR THE YEARS ENDED AUGUST 31,
                                                          ------------------------------
                                                              1998             1997
                                                          -------------    -------------
Principal balance of notes receivable additions.........  $ 57,789,000     $ 55,469,000
                                                          ============     ============
Number of notes receivable additions, net of upgrades
  and downgrades........................................         5,076            5,540
                                                          ============     ============
Notes receivable serviced at end of period..............  $117,150,000     $118,487,000
                                                          ============     ============

     Land sales as of August 31, 1998 exclude $13.3 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received. If ultimately recognized, revenues from these sales would be reduced by a related provision for cancellations of $1.9 million, estimated deferred selling costs of $3.7 million and cost of sales of $2.0 million.

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

RESTATEMENT AND SEC INVESTIGATION

     As previously reported in the Company's Form 10-K for the year ended August 31, 1997, Form 10-Q for the three months ended May 31, 1998, and in prior reports, following the Company's restatement of certain of its previously issued financial statements, including for the year ended August 31, 1994, upon which its auditors had rendered unqualified opinions, the Securities and Exchange Commission (SEC) commenced a formal investigation to determine, among other things, whether the Company, and/or its officers and directors, violated applicable federal securities laws in connection with the preparation and filing of the Company's previously issued financial statements or certain of its common stock.

     In a letter from the SEC dated June 1, 1998, the Company was advised that the staff inquiry had been terminated and that no enforcement action had been recommended to the SEC. In addition, the letter referred to Securities Act Release 5310 which provides that such letter should not be construed to mean that any party has been exonerated or that no action may ultimately result from the staff's investigation.

CERTAIN PAYMENTS AND AMORTIZATION OF NEGATIVE GOODWILL

     In connection with the assignment to the Company in 1988 by affiliates of certain officers and directors of the Company (Assignors) of the right to acquire PEC, the Company became obligated to make quarterly payments to the Assignors equal to 63% of the cash balances of PEC, during the 7-year period ended January 31, 1995, that could be used to pay a dividend without violating PEC's loan agreements. Accrual of amounts owed under such assignment agreement to the Assignors ended on January 31, 1995, when their right to the accrual expired, at which time PEC owed the Assignors $13.3 million. On March 2, 1995, $10 million of such amount was converted to subordinated debt. See Notes 14 and 19 of Notes to the Consolidated Financial Statements for further discussion. At the time of the acquisition of PEC, the underlying book value of the net assets acquired exceeded the purchase price paid by the Company by $42.3 million, resulting in the creation of negative goodwill (Revaluation Adjustment). Of this amount, $20 million was not amortized but was instead reduced as additional payments were accrued to the Assignors. Amounts accrued to the Assignors in excess of $20 million were expensed as such accruals were made. The amortization of the remaining $22.3 million of the Revaluation Adjustment was directly affected by the level of collections of the receivables of PEC included in the acquired assets. As proceeds of these receivables were collected, through installment payments or sale, a portion of the Revaluation Adjustment included as a contra account in notes receivable was recorded to income as amortization of negative goodwill, which amortization was completed at February 28, 1995. The Company also amortized over a five-year period ended in 1998 negative goodwill related to the excess of the underlying book value over the purchase price paid in 1993 for the acquisition of the minority interest of Vacation Spa Resorts, Inc. (VSR), formerly an 80%-owned subsidiary. The Consolidated Financial Statements of the Company accordingly reflect amortization of a portion of the Revaluation Adjustment (Revaluation Amortization), amortization of the negative goodwill associated with the acquisition of the VSR minority interest and accrual of payments to the Assignors.

RESULTS OF OPERATIONS

     YEAR ENDED AUGUST 31, 1998 COMPARED TO YEAR ENDED AUGUST 31, 1997

  PEC

     Total revenues for PEC increased 1.6% or $1.1 million to $68.5 million during fiscal 1998 from $67.4 million during fiscal 1997 primarily due to a net increase of $2.6 million in timeshare and land sales to $51.5 million in fiscal 1998 from $48.9 million in fiscal 1997 (net timeshare sales increased by $5.4 million and net land sales decreased by $2.8 million), an increase in financial income to $3.3 million in fiscal 1998 from $2.9 million in fiscal 1997, partially offset by an aggregate decrease of $1.9 million in gain on sale of notes receivable, incidental operations and other income.

     Gross sales of timeshare interests increased to $41.4 million in fiscal 1998 from $39.9 million in fiscal 1997, an increase of 4.0%. Net sales of timeshare interests increased to $37.7 million from $32.3 million, an increase of 16.9%. The provision for cancellations represented 9.0% and 19.1% of gross sales of timeshare interests for the years ended August 31, 1998 and 1997, respectively. The decrease in the provision for cancellations was primarily due to lower cancellation experience during the current fiscal year. The number of cancellations during fiscal 1998 was 781 compared to 1,496 during fiscal 1997 which reduction was due, in part, to a change in the collection procedures as previously discussed herein. The number of exchanges, generally for timeshares, which are primarily made for upgrades, during fiscal 1998 was 4,019 compared to 3,749 during fiscal 1997.

     Gross sales of land decreased to $14.9 million in fiscal 1998 from $19.2 million in fiscal 1997, a decrease of 22.6%. Net sales of land decreased to $13.8 million in fiscal 1998 from $16.6 million in fiscal 1997, a decrease of 16.9%. The provision for cancellations decreased to 7.3% for the year ended August 31, 1998 from 13.6% of gross sales of land for the year ended August 31, 1997, primarily due to a decrease in cancellation experience during fiscal 1998. The 1998 decrease in gross land sales was the result of PEC's emphasis shift, as part of its strategic plan, from sales of land, to sales of timeshare interests due both to its diminishing inventory of land available for sale and its increasing inventory of timeshare interests from the opening of new timeshare resorts. The shift from land sales to timeshare sales is due primarily to the reduction of PEC's current land inventory in Nevada which has not been fully replenished with additional land due generally to the unavailability of suitable land at acceptable prices. However, the acquisition of the Hartsel property in Colorado should enhance land sales for several years, including fiscal 1999.

     Gain on sale of receivables decreased to $.7 million for fiscal 1998 from $2 million for fiscal 1997, as more loans were kept in PEC's own portfolio. PEC periodically sells receivables to reduce the outstanding balances under its lines of credit.

     Interest income was $7.0 million in fiscal 1998, relatively unchanged from the $7.1 million in fiscal 1997.

     Financial income increased to $3.3 million in fiscal 1998 from $2.9 million in fiscal 1997, an increase of 13.1%. The increase is a result of the increased number of loans serviced by PEC during fiscal 1998, generating increased servicing fees. Included in the above is $2.0 million and $1.8 million for fiscal years 1998 and 1997, respectively, for servicing of MMC's receivables. This will not occur in the future since the loan servicing agreement with MMC was terminated by agreement during 1998.

     As a result of the foregoing, total PEC revenues increased to $68.5 million during fiscal 1998 from $67.4 million during fiscal 1997.

     Total costs and expenses increased to $71.7 million for fiscal 1998 from $69.2 million for fiscal 1997, an increase of 3.7%. The increase resulted primarily from an increase in general and administrative expenses to $16.3 million from $15.6 million, an increase of 4.7%, an increase in direct costs of timeshare interest sales to $7.4 million from $5.9 million, an increase of 24.5%, and an increase in depreciation to $2.2 million from $2.0 million, an increase of 14.3%. The increase in general and administrative expenses is primarily due to general increases in payroll and commissions paid to the collections and verifications department functions. The increase in direct costs of timeshare sales is directly attributable to higher net timeshare sales in 1998 and to the higher costs to develop new timeshare inventory. Depreciation expense increased to $2.2 million in fiscal 1998 from $2 million in fiscal 1997, an increase of 14.3%. The increase is a result of the additions made to property and equipment during fiscal 1998, and a full year of depreciation from fiscal 1997 additions, to support continued growth. Property and equipment, net of accumulated depreciation, was $24.0 million at August 31, 1998 compared to $24.2 million at August 31, 1997.

     As a percentage of gross sales of timeshare interests and land, marketing and sales expenses relating thereto increased to 60.6% in fiscal 1998 from 57.7% in fiscal 1997, and cost of sales increased to 16.2% in fiscal 1998 from 12.7% in fiscal 1997. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than from sales of land.

     Interest expense was $7.2 million in fiscal 1998 and $7.1 million in fiscal 1997. The increase is a result of an increase in the average outstanding balance of notes and contracts payable during fiscal 1998 compared to fiscal 1997.

     A loss before income taxes of $3.2 million was recorded in fiscal 1998 compared to a loss before income taxes of $1.8 million in fiscal 1997. The increase in loss is primarily due to the decrease in gain on sale of notes receivable, the increase in general and administrative expenses, and an increase in product cost, together with a decrease in land sales, the effect of which was partially offset by an increase in timeshare sales.

     No income tax provision or benefit was recorded for either fiscal 1998 or 1997. As part of an arrangement between PEC and the Company, regarding payment of taxes (the Tax Sharing Arrangement), PEC does not recognize a tax benefit for periods in which it records a loss.

     As a result of the foregoing, PEC reported a net loss of $3.2 million for fiscal 1998 compared to a net loss of $1.8 million for fiscal 1997.

  COMPANY (consolidated)

     Income from continuing operations decreased $11.2 million to a loss of $3.2 million in fiscal 1998 from income of $8 million in fiscal 1997, due principally to the recording of a $2.0 million tax benefit in fiscal 1998 compared to the much larger $12.7 million income tax benefit in fiscal 1997.

     Income from discontinued operations, net of taxes and minority interest, was $11.3 million in fiscal 1997 due to the inclusion of MMC. Income from discontinued operations represents net income from MMC of $14.8 million reduced by minority interest of $2.4 million and $1.1 million in general and administrative expenses related to the discontinued operations. See "Item 1. Business -- General," "Item 7. MD&A -- Discontinued Operations of MMC" and Note 3 of Notes to Consolidated Financial Statements.

     Total costs and expenses during fiscal 1998 were $73.8 million, an increase of 2.3% over $72.2 million in fiscal 1997. Direct costs of timeshare interest sales increased $1.5 million, to $7.4 million in fiscal 1998 from $5.9 million in fiscal 1997. The increase is primarily due to increased sales and the higher costs to develop new timeshare inventory. Additionally, Mego Financial (parent only) continues to incur interest on subordinated debt. The decrease in interest expense is primarily attributable to the lower average balance of subordinated debt in fiscal 1998 as the balance was significantly reduced immediately prior to August 31, 1997. Total general and administrative expenses for Mego Financial (parent only) were primarily comprised of professional services, external financial reporting expenses, and regulatory and other public company corporate expenses. Also, see prior discussion for PEC.

     The income tax benefit for fiscal 1998 was $2.0 million compared to the much larger income tax benefit of $12.7 million for fiscal 1997. The benefit for both fiscal 1998 and 1997 was primarily due to the application of net operating loss (NOL) carryforwards and changes in certain income tax liability reserves. The income tax liability reserves are a result of facts and circumstances determined in an extensive review and analysis of the Company's federal income tax liability completed in fiscal 1997. See Notes 4 and 16 of Notes to Consolidated Financial Statements.

     Net loss applicable to common stock amounted to $3.2 million during fiscal 1998 compared to income of $19.3 million during fiscal 1997, primarily due to the foregoing.

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

     Timeshare interests and land sales, net, increased to $48.9 million in fiscal 1997 from $45.7 million in fiscal 1996, an increase of 6.8%. Gross sales of timeshare interests increased to $39.9 million in fiscal 1997 from $33.2 million in fiscal 1996, an increase of 20.1%. Net sales of timeshare interests increased to $32.3 million from $27.8 million, an increase of 16.1%. The provision for cancellations represented 19.1% and 16.3% of gross sales of timeshare interests for the years ended August 31, 1997 and 1996, respectively. The increase in the provision for cancellations was primarily due to higher cancellation experience during fiscal 1997. During the first quarter of fiscal 1997, the Ramada Vacation Suites at Indian Shores, Florida was completed and 360 timeshare interests in that resort were sold through August 31, 1997. The number of cancellations during fiscal 1997 was 1,496 compared to 1,216 during fiscal 1996. The number of exchanges during fiscal 1997 was 3,749 compared to 3,305 during fiscal 1996.

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

     Total costs and expenses increased to $69.2 million for fiscal 1997 from $59.3 million for fiscal 1996, an increase of 16.6%. The increase resulted primarily from an increase in marketing and sales expense to $34.1 million from $30.4 million, an increase of 12.3%; an increase in general and administrative expenses to $15.6 million from $13.7 million, an increase of 13.4%, and an increase in direct costs of timeshare interest sales to $5.9 million from $4 million, an increase of 48.1%. PEC's marketing and sales expenses increased primarily as a result of increased sales and costs relating to the establishment of new marketing programs during fiscal 1997 and strategies designed to increase sales of timeshare interests, market research costs, additional staffing, increased advertising costs and additional sales offices. The increase in general and administrative expenses is primarily due to increases in payroll related to hiring of additional administrative personnel and Association costs related to a higher level of unsold timeshare inventory. In June 1997, sales commenced at PEC's Orlando, Florida timeshare property and 1,122 new upscale, luxury timeshare interests in Las Vegas became available for sale in September 1997. The increase in direct costs of timeshare sales is directly attributable to the higher costs to develop new timeshare inventory.

     As a percentage of gross sales of timeshare interests and land, marketing and sales expenses relating thereto increased to 57.7% in fiscal 1997 from 54.7% in fiscal 1996, and cost of sales increased to 12.7% in fiscal 1997 from 10.5% in fiscal 1996.

     Depreciation expense increased to $2.0 million in fiscal 1997 from $1.5 million in fiscal 1996, an increase of 28.7%. The increase is a result of the additions made to property and equipment during fiscal 1997 to support continued growth. Property and equipment, net of accumulated depreciation, increased to $24.2 million at August 31, 1997 from $19.4 million at August 31, 1996, an increase of 24.9%.

     Interest expense increased to $7.1 million in fiscal 1997 from $5.6 million in fiscal 1996, an increase of 25.7%. The increase is a result of an increase in the average outstanding balance of notes and contracts payable during fiscal 1997 compared to fiscal 1996.

     A loss before income taxes of $1.8 million was recorded in fiscal 1997 compared to income before income taxes of $1.3 million in fiscal 1996. The decrease is largely due to the increase in marketing and sales expense and in general and administrative expense, together with a decrease in land sales, the effect of which was partially offset by an increase in timeshare sales.

     No income tax provision or benefit was recorded for fiscal 1997 compared to $455,000 in income tax provision for fiscal 1996. As part of an arrangement between PEC and the Company, regarding payment of taxes (the Tax Sharing Arrangement), PEC does not recognize a tax benefit for periods in which it records a loss.

     As a result of the foregoing, PEC reported a net loss of $1.8 million during fiscal 1997 compared to net income of $882,000 during fiscal 1996.

  COMPANY (consolidated)

     Income from continuing operations increased $9.4 million to income of $8.0 million in fiscal 1997 from a loss of $1.4 million in fiscal 1996, due principally to the recording in fiscal 1997 of a $12.7 million income tax benefit. This increase was partially offset by a decrease of $2.6 million in PEC net income, due to increased expenses related to expansion of selling operations. See prior discussion for PEC.

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

     Total costs and expenses during fiscal 1997 were $72.2 million, an increase of 14.3% over $63.1 million in fiscal 1996. Marketing and sales expenses and general and administrative expenses increased 10.9% for fiscal 1997 compared to fiscal 1996 due primarily to the expansion of timeshare marketing efforts by PEC. Additionally, Mego Financial (parent only) continues to incur interest on subordinated debt. Total general and administrative expenses for Mego Financial (parent only) were primarily comprised of professional services, external financial reporting expenses, and regulatory and other public company corporate expenses.

     The income tax benefit for fiscal 1997 was $12.7 million compared to an income tax benefit of $1.1 million for fiscal 1996. The increase in the benefit was primarily due to the application of net operating loss (NOL) carryforwards and changes in certain income tax liability reserves. The changes in certain income tax liability reserves were a result of facts and circumstances determined in an extensive review and analysis of the Company's federal income tax liability completed in fiscal 1997. See Notes 4 and 16 of Notes to Consolidated Financial Statements.

     Net income applicable to common stock increased to $19.3 million during fiscal 1997 from $4.6 million during fiscal 1996, primarily due to the foregoing.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents for the Company was $1.8 million at August 31, 1998 compared to $10.4 million at August 31, 1997. The decrease was primarily due to the funding of the Company's sales operations with a lesser amount of receivable sales. The Company's principal cash requirements relate to PEC's acquisition of timeshare properties and land and the payment of marketing and sales expenses in connection with timeshare and land sales and Mego Financial's payment of interest on subordinated debt. PEC requires continued access to sources of debt financing and sales in the secondary market for receivables.

  PEC

     PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of taxes and dividends to Mego Financial, payments of principal and interest on debt obligations, and payments of marketing and sales expenses in connection with sales of timeshare interests and land. Marketing and sales expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through sales of receivables, PEC's lines of credit in the aggregate amount of $137.5 million and cash flows from operations. At August 31, 1998, no commitments existed for material capital expenditures.

     At August 31, 1998, PEC had arrangements with 5 institutional lenders under 6 agreements for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for 6 lines of credit of up to an aggregate of $137.5 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At August 31, 1998, an aggregate of $77.4 million was outstanding under such lines of credit, and $60.1 million was available for borrowing. At August 31, 1997, $62.1 million had been borrowed under these lines. Under the terms of these lines of credit, PEC may borrow 70% to 90% of the balances of the pledged timeshare and land receivables. Summarized lines of credit information and accompanying notes relating to these six lines of credit outstanding at August 31, 1998, consist of the following (thousands of dollars):

   BORROWING       MAXIMUM
   AMOUNT AT      BORROWING         REVOLVING
AUGUST 31, 1998    AMOUNT      EXPIRATION DATE(F)    MATURITY DATE      INTEREST RATE
---------------   ---------    ------------------    -------------      -------------
    $46,066        $75,000    (a) May 15, 2000       Various         Prime   + 2.0 - 2.25%
      3,418         15,000    (b) December 15, 1998  Various         Prime   + 2.0%
     10,561         15,000    (c) February 28, 1999  Various         LIBOR + 4.0 - 4.25%
      6,315         15,000    (c) May 1, 1999        Various         LIBOR + 4.0 - 4.25%
      4,360         10,000    (d) August 1, 2000     August 1, 2003  Prime   + 2.0 - 2.25%
      6,676          7,500    (e) December 15, 1998  Various         Prime   + 2.0 - 3.00%

---------------
(a) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $20 million with such amount increasing each fiscal quarter after August 31, 1997 by an amount equal to 50% of PEC's consolidated net income for each quarter up to a maximum requirement of $25 million. At August 31, 1998, $31.1 million was outstanding related to financings at prime +2%, of which $23 million of loans secured by land receivables mature May 15, 2010 and $8.1 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes $.6 million in acquisition and development (A&D) financing maturing May 20, 1999, $5.1 million maturing July 1, 2003 for the financing of corporate office buildings, both of which loans are amortizing loans, and a real estate loan with an outstanding balance of $1.2 million maturing March 20, 1999, all bearing interest at prime +2.25%. The remaining A&D loans, receivables loans and a resort lobby loan outstanding of $8.1 million are at prime +2% and mature between November 30, 1998 and February 28, 2001.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million during the life of the loan. These credit lines include available financing for A&D and receivables. At August 31, 1998, $1.3 million was outstanding under the A&D loan maturing September 1, 1999, and $2.1 million maturing June 1, 2002, was outstanding under the receivables loan. Management has obtained a verbal commitment from the lender that this revolving line of credit will be extended for a period of 18 months on substantially the same terms.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17 million during the life of the loan. These credit lines include available financings for A&D and receivables. At August 31, 1998, $5.4 million was outstanding under the A&D loans which have maturity dates of December 31, 2000 and June 30, 2001, and bear interest at 90 day LIBOR +4.25%. The available receivable financings, of which $5.2 million was outstanding at August 31, 1998, is at 90 day LIBOR +4% and has maturity dates of June 5, 2005 and August 5, 2005.

(d) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million. This credit line is for the purpose of financing receivables and costs of remodeling.

(e) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $15 million. This credit line is for the purpose of financing receivables of which $2.7 million was outstanding at August 31, 1998 in respect to receivable debt, and a real estate loan of $4.0 million with a maturity date of August 31, 1999. The maturity date for the receivables is May 31, 2002. Management has obtained a verbal commitment from the lender that this revolving line of credit will be extended for a period of 18 months on substantially the same terms.

(f) Revolving expiration dates represent the expiration of the revolving features of the lines of credit, at which time the credit lines become loans with fixed maturities.

     A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):

                                                      FOR THE YEARS ENDED AUGUST 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
Marketing and sales expenses attributable to
  recognized and unrecognized sales................  $ 34,733    $ 34,388    $ 29,863
Less: Down payments................................   (12,934)    (13,966)    (13,231)
                                                     --------    --------    --------
Cash Shortfall.....................................  $ 21,799    $ 20,422    $ 16,632
                                                     ========    ========    ========

     During the fiscal years ended August 31, 1998 and 1997, PEC sold notes receivable of $9.4 million and $30.1 million from which $8.0 million and $25.3 million of the sales proceeds were used to pay down debt during the fiscal years ended August 31, 1998 and 1997, respectively. The receivables, which have interest rates depending on the transaction ranging from 13.0% - 14.3% and 12.3% - 14.3% in fiscal 1998 and fiscal 1997, respectively, were sold to yield returns of 9.75% in fiscal 1998 and 9% - 9.8% in fiscal 1997 to the purchasers, with any excess interest received from the obligors being payable to PEC.

     PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables generally at the option of the purchaser. At August 31, 1998, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $66.8 million. The repurchase provisions provide for substitution of receivables as recourse for $66.1 million of sold notes receivable and cash payments for repurchase relating to $651,000 of sold notes receivable. As of October 31, 1998, one purchaser had exercised its option to require any future repurchases to be replaced by cash payments. This recourse as of August 31, 1998 related to $19.2 million of receivables. At August 31, 1998 and 1997, the undiscounted amounts of the recourse obligations on such sold notes receivable were $7.8 million and $9.7 million, respectively. PEC periodically reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

     Recourse to PEC on sales of notes receivable is governed by the agreements between the purchasers and PEC. The reserve for notes receivable sold with recourse represents PEC's estimate of its probable future credit losses to be incurred over the lives of the notes receivable. Proceeds from the sale of notes receivable sold with recourse were $9.4 million and $30.1 million for the years ended August 31, 1998 and 1997, respectively. A liability for reserve for notes receivable sold with recourse is established at the time of each sale based upon PEC's analysis of the fair value of all probable losses resulting from PEC's recourse obligation under each agreement of sale.

     During fiscal years 1998 and 1997, PEC used cash of $20.1 million and provided cash of $7.2 million in operating activities, respectively. This decrease was primarily due to reduced notes receivable sales and an increase in the purchase and development of land and timeshare units. During fiscal years 1998 and 1997, PEC provided cash of $3.2 million and used cash of $1.9 million in investing activities, respectively, which increased as a result of a decline in purchases for property and equipment and increased repayments from the parent in fiscal 1998. During fiscal years 1998 and 1997, PEC provided cash of $15.7 million and used cash of $5.6 million from financing activities, respectively, as a result of increased borrowings and decreased paydowns applied to such borrowings.

  COMPANY (consolidated)

     At January 31, 1995, when accrual of payments to assignors ceased, $13.3 million was payable to the Assignors. On March 2, 1995, the Assignors agreed to defer payment of $10 million (Subordinated Debt) of the amounts due to them pursuant to an amendment to the Assignment and Assumption Agreement providing for the subordination of such amounts to payment of debt for money borrowed by the Company or obligations of the Company's subsidiaries guaranteed by the Company. Warrants (Warrants) to purchase 1 million shares of common stock, at an exercise price of $4.25 per share (the closing market price per share on March 2, 1995), were granted to the Assignors in consideration of the payment deferral and subordination. These Warrants were exercised in August 1997 in a non-cash transaction, whereby the Subordinated Debt was reduced by $4.25 million. Interest on the Subordinated Debt was to be paid semiannually at the rate of 10% per year starting September 1, 1995, and the Subordinated Debt was to be repaid in 7 equal semiannual payments commencing March 1, 1997. On June 14, 1995, the Company paid an aggregate of $809,000 to the Assignors, including interest in the amount of $59,000. In January 1997, the outstanding balance of payable to Assignors of $2.6 million (including interest of $45,000) was paid in full. Effective March 1, 1997, the Assignors received the first of what was originally 7 equal semiannual payments of $1,429,000 plus interest related to the repayment of the Subordinated Debt. However, in connection with the reduction of the Subordinated Debt in August 1997, payments aggregating $4.25 million were deemed paid and the semiannual payments are scheduled to resume in March 1999, with a partial payment made in September 1998. The Subordinated Debt is collateralized by a pledge of PEC's outstanding stock. Interest of $1.2 million on Subordinated Debt was paid during fiscal 1998. See "Item 13. Certain Relationships and Related Transactions" and Note 14 of Notes to Consolidated Financial Statements.

     During fiscal years 1998 and 1997, the Company used cash of $20.8 million and provided cash of $32.5 million in operating activities, respectively. The decrease was due primarily to decreased proceeds from sale of notes receivable. During fiscal 1997, the Company used cash of $19.8 million in discontinued operations. During fiscal years 1998 and 1997, the Company used cash of $4.2 million and $7 million in investing activities, respectively, which decreased as a result of a decline in purchases of property and equipment. During fiscal years 1998 and 1997, the Company provided cash of $16.4 million and $1.9 million in financing activities, respectively, as a result of increased borrowings and decreased paydowns applied to such borrowings.

     Capital expenditures during fiscal years 1998 and 1997 were $15.6 million and $8.9 million, respectively, for the acquisition of timeshare and land inventory and $2.3 million and $6.8 million, respectively, for the purchase of property and equipment. The Company made additional capital expenditures in 1998 for renovation of future timeshare inventory, refurbishment of present timeshare inventory and the acquisition of replacement equipment. No commitments existed at August 31, 1998 for material capital expenditures. The Company believes that its capital requirements will be met from cash balances, internally generated cash, existing lines of credit, sales of receivables, and the modification, replacement or addition to its lines of credit and new financings.

     The components of the Company's debt, including lines of credit consist of the following (thousands of dollars):

                                                                  AUGUST 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Notes collateralized by receivables.........................  $42,793    $31,489
Mortgages collateralized by real estate properties..........   37,393     32,311
Installment contracts and other notes payable...............    1,800      1,769
                                                              -------    -------
          Total.............................................  $81,986    $65,569
                                                              =======    =======

FINANCIAL CONDITION

     AUGUST 31, 1998 COMPARED TO AUGUST 31, 1997

     Cash and cash equivalents decreased 82.5% to $1.8 million at August 31, 1998 from $10.4 million at August 31, 1997, primarily as a result of funding of the Company's sales operations with a lesser amount of receivable sales.

     Notes receivable, net, increased 39.4% to $47.8 million at August 31, 1998 from $34.3 million at August 31, 1997 primarily as a result of decreased receivable sales of $9.4 million to one financial institution during fiscal 1998 compared to $30.1 million to two different financial institutions during fiscal 1997.

     The Company provides allowance for cancellations in amounts which, in the Company's judgment, will be adequate to absorb losses on notes receivable that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, and current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for the fiscal years ended August 31, 1998 and 1997, consisted of the following (thousands of dollars):

                                                              FOR THE YEARS ENDED
                                                                  AUGUST 31,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
Balance at beginning of year................................  $19,527    $ 19,924
  Provision for cancellations...............................    4,827      10,219
  Amounts charged to allowance for cancellations and reserve
     for notes receivable sold with recourse................   (5,866)    (10,616)
                                                              -------    --------
Balance at end of year......................................  $18,488    $ 19,527
                                                              =======    ========

     The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):

                                                              FOR THE YEARS ENDED
                                                                   AUGUST 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Allowance for cancellations, excluding discounts............  $11,868     $10,824
Reserve for notes receivable sold with recourse.............    6,620       8,703
                                                              -------     -------
          Total.............................................  $18,488     $19,527
                                                              =======     =======

     Timeshare and land sales, net, increased to $51.5 million at August 31, 1998 from $48.9 million at August 31, 1997. Timeshare and land sales, net, are set forth in the following table (thousands of dollars):

                                             FOR THE YEARS ENDED
                                                  AUGUST 31,
                                             --------------------
                                               1998        1997      $ CHANGE    % CHANGE
                                             --------    --------    --------    --------
Timeshare sales, net.......................  $37,713     $32,253     $ 5,460       16.9%
Land sales, net............................   13,812      16,626      (2,814)     (16.9)%
                                             -------     -------     -------
          Total timeshare and land sales,
            net............................  $51,525     $48,879     $ 2,646        5.4%
                                             =======     =======     =======

     The implementation of SFAS No. 125 requires the reclassification of excess servicing rights as interest only receivables which are carried at fair market value. Interest only receivables increased 2.2% to $3.4 million at August 31, 1998 from $3.3 million at August 31, 1997. See Note 4 of Notes to Consolidated Financial Statements.

     Land and improvements inventory and timeshare interests held for sale increased 17.3% to $43.8 million at August 31, 1998 from $37.3 million at August 31, 1997 primarily as a result of the acquisition of the Hartsel Ranch property and the development of timeshare property.

     Property and equipment, net, decreased 1.1% to $24.0 million at August 31, 1998 from $24.2 million at August 31, 1997.

     Net assets of discontinued operations were $53.3 million at August 31, 1997. The $53.3 million represented the net assets of MMC at August 31, 1997 of $53.1 million and the Company's receivable of $10.1 million from MMC less the minority interest of $9.9 million at August 31, 1997.

     Notes and contracts payable increased 25.0% to $82.0 million at August 31, 1998 from $65.6 million at August 31, 1997 due to decreased paydowns of debt with proceeds from receivable sales during fiscal 1997.

     Accounts payable and accrued liabilities increased to $19.1 million at August 31, 1998 from $17.2 million at August 31, 1997, primarily as a result of increases in accrued payroll, interest and other unpaid operational costs.

     Reserve for notes receivable sold with recourse decreased 24.0% to $6.6 million at August 31, 1998 from $8.7 million at August 31, 1997 due to the decreased amount of receivable sales in fiscal 1998. Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company.

     Accrued income taxes decreased 28.3% to $4.5 million at August 31, 1998 from $6.2 million at August 31, 1997 primarily due to application of NOL carryforwards and changes in certain income tax liability reserves. The changes in fiscal 1997 income tax liability reserves are a result of facts and circumstances determined in an extensive review and analysis of the Company's federal income tax liability completed in fiscal 1997. See Note 16 of Notes to Consolidated Financial Statements.

     Stockholders' equity decreased to $20.7 million at August 31, 1998 from $73.2 million at August 31, 1997 as a result of the distribution of MMC common stock totaling $49.3 million in connection with the Spin-off, including the adjustment of the receivable from MMC, and a net loss applicable to common stock of $3.2 million during fiscal 1998.

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

                                                              FOR THE YEARS ENDED
                                                                   AUGUST 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Balance at beginning of year................................  $19,924     $18,821
  Provision for cancellations...............................   10,219       9,778
  Amounts charged to allowance for cancellations and reserve
     for notes receivable sold with recourse................  (10,616)     (8,675)
                                                              -------     -------
Balance at end of year......................................  $19,527     $19,924
                                                              =======     =======

     The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):

                                                              FOR THE YEARS ENDED
                                                                   AUGUST 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Allowance for cancellations, excluding discounts............  $10,824     $11,512
Reserve for notes receivable sold with recourse.............    8,703       8,412
                                                              -------     -------
          Total.............................................  $19,527     $19,924
                                                              =======     =======

     Timeshare and land sales, net, increased to $48.9 million at August 31, 1997 from $45.7 million at August 31, 1996 which increased net notes receivable. Timeshare and land sales, net, are set forth in the following table (thousands of dollars):

                                             FOR THE YEARS ENDED
                                                  AUGUST 31,
                                             --------------------
                                               1997        1996      $ CHANGE    % CHANGE
                                             --------    --------    --------    --------
Timeshare sales, net.......................  $32,253     $27,778     $ 4,475       16.1%
Land sales, net............................   16,626      17,968      (1,342)      (7.5)%
                                             -------     -------     -------
          Total timeshare and land sales,
            net............................  $48,879     $45,746     $ 3,133        6.8%
                                             =======     =======     =======

     The implementation of SFAS No. 125 requires the reclassification of excess servicing rights as interest only receivables which are carried at fair market value. Interest only receivables increased 53.5% to $3.3 million at August 31, 1997 from $2.1 million at August 31, 1996. See Note 4 of Notes to Consolidated Financial Statements.

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

     Accrued income taxes decreased 38.1% to $6.2 million at August 31, 1997 from $10.1 million at August 31, 1996 primarily due to application of NOL carryforwards and changes in certain income tax liability reserves. The changes in certain income tax liability reserves are a result of facts and circumstances determined in an extensive review and analysis of the Company's federal income tax liability completed in fiscal 1997. See Note 19 of Notes to Consolidated Financial Statements.

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

SEASONALITY

     Sales of timeshare interests and land are somewhat seasonal. For the fiscal years ended August 31, 1998, 1997 and 1996, quarterly sales as a percentage of annual sales, for each of the fiscal quarters averaged:

                       QUARTER ENDED                          % OF ANNUAL SALES
                       -------------                          -----------------
November 30.................................................         23.7%
February 28.................................................         24.0
May 31......................................................         26.6
August 31...................................................         25.7
                                                                    -----
                                                                    100.0%
                                                                    =====

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company elected to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS 123, and, accordingly, provides pro forma disclosure in Note 17 of Notes to Consolidated Financial Statements.

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

     SFAS No. 128, "Earnings per Share," (SFAS 128) was issued by the FASB in March 1997, effective for financial statements issued after December 15, 1997. SFAS 128 provides simplified standards for the computation and presentation of earnings per share (EPS), making EPS comparable to international standards. SFAS 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully-diluted" EPS under APB Opinion No. 15. See Note 4 of Notes to Consolidated Financial Statements for further discussion and SFAS 128 pro forma calculations.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), and SFAS No. 131, "Disclosures and Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS Nos. 130 and 131 deal with financial statement disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position, results of operations or cash flows. The Company has not yet determined what its reporting segments will be under SFAS 131.

YEAR 2000 COMPLIANCE

     The ability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 (Y2K) compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information. The Company expects that it will be compliant by August 31, 1999, the end of the Company's fiscal year, and has been assured by all of its significant third-party vendors, lenders and other parties such as title companies, that they will be Y2K compliant by no later than December 31, 1999.

     State of Readiness. The Company has identified the following applications that required, or require, modification to be Y2K compliant.

                                                  COMPLIANT AT       IF "NO" ANTICIPATED
                  APPLICATION                    AUGUST 31, 1998     DATE OF COMPLIANCE
                  -----------                    ---------------     -------------------
Reservation System.............................        Yes
Property Management............................        Yes
Loan Receivables...............................         No          By December 31, 1998
Sales..........................................         No          By March 31, 1999
General Ledger and Accounts Payable............         No                  (1)
Telephone -- Main Office.......................        Yes
Telephone -- Resorts...........................         No          By August 31, 1999

---------------
(1) The Company is in the process of engaging Mann & Associates, a regional professional consultant and vendor for the Great Plains System (System). Mann & Associates will be engaged to assist in the System setup, tailoring and training. The System is planned to be fully operational, including testing, by June 30, 1999. The Company has verbal, and upon signing the agreement will have formal, representations and warranties from Great Plains that the System, once installed, will be fully Y2K compliant.

     Additionally, the Company has obtained verbal assurances from the following financial institutions and companies with which it does business that they will be Y2K compliant by the date shown:

             INSTITUTION                COMPLIANT AT AUGUST 31, 1998     IF "NO" COMPLIANT BY DATE
             -----------                ----------------------------    ---------------------------
Bank of America.......................               No                      December 31, 1999
Textron...............................               No                      December 31, 1999
Finova................................               No                      December 31, 1999
Heller Financial......................               No                      December 31, 1999
First Chicago NBD.....................               No                      December 31, 1999
Litchfield Financial..................               No                      December 31, 1999
United Title Company..................               No                      December 31, 1999
RCI...................................               No                      December 31, 1999

     Disclosure of Costs. The Company believes that its approximate total cost to become Y2K compliant by not later than August 31, 1999 will be approximately $350,000. Of this amount, as of August 31, 1998, the Company had expended $60,000, including internal labor costs of approximately $50,000. The Company believes it has adequate financial resources to pay for the balance of the Y2K compliance costs.

     Disclosure of Risk. The Company services consumer receivables arising out of its sale of timeshare and land products to its customers on the Company's internally-developed system. The most significant risk to the Company in not being Y2K compliant by December 31, 1999 would be that the existing data base could not adequately track payments due under its receivable portfolio. Many of these receivables have been pledged to lenders to which the Company provides servicing. In the event of the Company's failure to adequately track its receivables, it could become in default under certain loan arrangements with its lenders. The failure of a lender(s) to be Y2K compliant could affect such lender's (s') loan documentation/records, which could adversely impact the Company's ability to borrow under its lines of credit. The reservation system operated by PEC could also be affected by a failure, which could make assignments of its timeshare intervals for timeshare owners problematical. PEC's wholly-owned utility subsidiary, CNUC, could also have problems with customer billings if not compliant.

     Certain operational aspects of PEC could be affected by not being Y2K compliant, including elevator service at its resorts, telephone service and other essential utility services. Any of the above discussed items, if not Y2K compliant, could have a material adverse effect on the Company and PEC.

     The Company expects to be fully compliant by August 31, 1999.

     Contingency Plans. As the Company believes it will be fully compliant by August 31, 1999, it does not have a contingency plan. However, in the event that the Company is not fully compliant by the end of 1999, the failure to have a contingency plan could have a material adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. Such information includes fair values of the market risk sensitive instruments and contract terms sufficient to determine future cash flows from those instruments, categorized by expected maturity dates:

                                                              AUGUST 31, EXPECTED MATURITY DATE
                                   ---------------------------------------------------------------------------------------
                                    1999      2000      2001       2002      2003      THEREAFTER     TOTAL     FAIR VALUE
                                   ------    ------    -------    ------    -------    ----------    -------    ----------
ASSETS:
Interest only receivables(a)
  Fixed rate.....................  $   --    $   15    $    22    $   86    $   264     $ 2,980      $ 3,367     $ 3,367
    Average interest rate........      --%    12.27%     12.28%    13.03%     13.40%      13.00%
LIABILITIES:
Notes and contracts payable(b)
  Fixed rate.....................  $   81    $  195    $   935    $  454    $   326     $    --      $ 1,991     $ 1,991
    Average interest rates.......   10.21%    10.46%      9.00%    10.40%      9.20%         --%
  Variable rate..................  $7,886    $5,207    $14,166    $4,742    $11,142     $36,852      $79,995     $79,995
    Average interest rates.......   11.06%    10.67%     10.16%    10.50%     10.60%      10.40%
Subordinated debt(c)
  Fixed rate.....................  $2,967    $1,381    $    --    $   --    $    --     $    --      $ 4,348     $ 4,348
    Average interest rates.......   10.00%    10.00%        --%       --%        --%         --%

---------------
(a) The fair value was estimated by discounting future cash flows of the instruments using discount rates, default, loss and prepayment assumptions based upon available market data, opinions from financial advisors and portfolio experience.

(b) Notes payable generally are adjustable rate, indexed to the prime rate, or to the 90 day London Interbank Offering Rate (LIBOR); therefore, carrying value approximates fair value.

(c) Carrying value is approximately the same as fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements of the Company and its subsidiaries are included herewith:

                                                                 PAGE
                                                                 ----
Independent Auditors' Report................................     F-2
Consolidated Balance Sheets at August 31, 1998 and 1997.....     F-3
Consolidated Statements of Operations -- Years Ended August
  31, 1998, 1997 and 1996...................................  F-4 - F-5
Consolidated Statements of Stockholders' Equity -- Years
  Ended August 31, 1998, 1997 and 1996......................     F-6
Consolidated Statements of Cash Flows -- Years Ended August
  31, 1998, 1997 and 1996...................................  F-7 - F-8
Notes to Consolidated Financial Statements -- Years Ended
  August 31, 1998, 1997 and 1996............................  F-9 - F-36

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth certain information with respect to the directors and executive officers of the Company.

               NAME                 AGE                    POSITION
               ----                 ---                    --------
Robert Nederlander................  65    Chairman of the Board, Chief Executive
                                          Officer and Director
Jerome J. Cohen...................  70    President and Director
Don A. Mayerson...................  71    Executive Vice President, General Counsel
                                          and Secretary
Herbert B. Hirsch.................  62    Senior Vice President, Chief Financial
                                          Officer, Treasurer and Director
Eugene I. Schuster................  61    Vice President and Director
Wilbur L. Ross, Jr................  60    Director
John E. McConnaughy, Jr...........  69    Director
Frederick H. Conte................  46    President and Chief Operating Officer of
                                          PEC
Jon A. Joseph.....................  51    Vice President and Associate General
                                          Counsel
Charles G. Baltuskonis............  48    Vice President and Chief Accounting Officer
Richard L. Rodriguez..............  41    Vice President

     Robert Nederlander has been the Chairman of the Board and Chief Executive Officer of the Company since January 1988, when affiliates of the Assignors, including Mr. Cohen, acquired approximately 43% of the outstanding common stock of the Company (Share Acquisition). See "Item 13. Certain Relationships and Related Transactions." Mr. Nederlander is the Chairman of the Executive Committee and a member of the Audit Committee. Since July 1995, Mr. Nederlander served on the Board of Directors of Cendant Corporation, formerly Hospitality Franchise Systems, Inc. (HFS). In April 1995, prior to Mr. Nederlander becoming a Board member of HFS, the Company entered into an agreement with Ramada, a subsidiary of Cendant Corporation, pursuant to which the Company is licensed to use the Ramada name in its timeshare operations. Mr. Nederlander has been Chairman of the Board of Riddell Sports Inc. since April 1988 and was Riddell Sports Inc.'s Chief Executive Officer from April 1988 through March 1993. From February 1992 until June 1992, Mr. Nederlander was also Riddell Sports Inc.'s interim President and Chief Operating Officer. Since November 1981, Mr. Nederlander has been President and a director of the Nederlander Organization, Inc., owner and operator of one the world's largest chains of legitimate theaters. Mr. Nederlander served as the Managing General Partner of the New York Yankees from August 1990 until December 1991, and has been a limited partner since 1973. Since October 1985, Mr. Nederlander has been President of Nederlander Television and Film Productions, Inc.; Vice Chairman of the Board from February 1988 to early 1993 of Vacation Spa Resorts, Inc., an affiliate of the Company; and Chairman of the Board of Allis-Chalmers Corp. from May 1989 to 1993, and from 1993 to 1996 as Vice Chairman. Mr. Nederlander remains a director of Allis-Chalmers Corp. Mr. Nederlander was a director of MMC from September 1996 until June 1998. In October 1996, Mr. Nederlander became a director of News Communications Inc., a publisher of community oriented free circulation newspapers. Mr. Nederlander does not currently serve on a full time basis in his capacities with the Company.

     Jerome J. Cohen has been the President and a Director of the Company since the Share Acquisition. Mr. Cohen serves as a member of the Executive Committee and is Chairman of the Board and Chief Executive Officer of PEC. Mr. Cohen served as Chairman of the Board of MMC from April 1995 to June 1998, as Chief Executive Officer from June 1992 to September 1997 and as President from June 1992 to until March 1995. From April 1992 to June 1997, Mr. Cohen was a director of Atlantic Gulf Communities Inc., formerly known as General Development Corporation, a publicly held company engaged in land development, land sales and utility operations in Florida and Tennessee.

     Don A. Mayerson has been the Secretary of the Company since the Share Acquisition and the Executive Vice President and General Counsel of the Company since April 1988. Mr. Mayerson served as a director of MMC from June 1992 until June 1998 and served as Vice President, General Counsel and Secretary of MMC from 1992 to September 1996. Mr. Mayerson has advised the Company that he plans to retire on December 31, 1998.

     Herbert B. Hirsch has been the Senior Vice President, Chief Financial Officer, Treasurer and a Director of the Company since the Share Acquisition. Mr. Hirsch serves as a member of the Executive Committee. Mr. Hirsch served as a director of MMC from June 1992 to June 1998, and served as Vice President, Chief Financial Officer and Treasurer of MMC from 1992 to September 1996.

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

     John E. McConnaughy, Jr. has been a Director of the Company since 1984. Mr. McConnaughy serves as Chairman of the Audit Committee and a member of the Stock Option and Executive Incentive Compensation Committees. Mr. McConnaughy was Chairman and Chief Executive Officer of Peabody International Corp. from 1969 to 1986. He was Chairman and Chief Executive Officer of GEO International Corp.
(GEO), a nondestructive testing, screen printing and oil field services company, from 1981 to 1992. GEO was spun off in 1981 and became publicly held. Mr. McConnaughy has been a director of Oxigene, Inc., Texstar Corporation, MAI Corporation, Akzona Corp., First Bank Corp. (New Haven), Beringer Co., Inc. the Pullman Co., Moore McCormack Resources and Peabody International Corp. He is currently on the Board of Directors of Transact International, Inc., DeVlieg Bullard, Inc., Levcor International, Inc., Riddell Sports, Inc., Wave Systems, Inc and Adrien Arpel, Inc. Mr. McConnaughy is on the Board of Trustees and Executive Committee of the Strang Cancer Prevention Center and is Chairman of the Board of the Harlem School of the Arts.

     Frederick H. Conte has been with PEC since 1978, and has been its President and Chief Operating Officer since June 1998. Prior to this, Mr. Conte held various positions at PEC, including that of Executive Vice President and Chief Operating Officer, since February 1988.

     Jon A. Joseph has been a Vice President and Associate General Counsel of the Company since July 1995. Mr. Joseph was Executive Vice President of Valley Bank of Nevada from 1984 to 1991. In 1992, Valley Bank of Nevada was acquired by Bank of America. Mr. Joseph remained with the legal department of Bank of America until June 1, 1995, when he joined the Company.

     Charles G. Baltuskonis has been a Vice President and Chief Accounting Officer of the Company since April 1997. He is a certified public accountant and served as Senior Vice President and Controller of Chase

Federal Bank from May 1995 to March 1997. Prior to that date, he was Chief Financial Officer of F&C Bancshares and First Coastal Bank, a Senior Vice President -- Finance of Bank of New England, and was a Senior Manager with the public accounting firm of Ernst & Young.

     Richard L. Rodriguez has been with PEC since 1984, and has been its Treasurer since January 1994. He became a Vice President of Mego Financial in November 1998 and a Vice President of PEC in August 1991. Prior to this Mr. Rodriguez held various positions at PEC including General Manager of Customer Services in 1985 and Manager of Financial Operations in April 1988.

     PEC is currently undergoing a management transition. Jerome J. Cohen is re-assuming the position of President of PEC which he held between 1988 and June 1998. Gregg A. McMurtrie, formerly a Vice President of PEC, has been promoted to Executive Vice President and Chief Operating Officer. Frederick H. Conte, currently President of PEC, will be leaving PEC after a transition period, having accepted another senior position in the timeshare industry. Mr. Conte's departure is on excellent terms with the Company, and he is contractually obligated not to solicit employees of PEC.

     Gregg A. McMurtrie was named Executive Vice President and Chief Operating Officer of PEC in November 1998. Mr. McMurtrie joined the staff of PEC in August 1982. From August 1982 to July 1987, Mr. McMurtrie served in various capacities in the credit, internal auditing, marketing, customer relations, sales and executive departments. He was General Manager, Colorado Land Sales, from September 1987 to February 1989. Since September 1989, Mr. McMurtrie has served as Director of Sales Administration. He was promoted to Vice President of PEC in August 1991. Since February 1992, he has also served as President, Secretary and Treasurer of Preferred Equities Insurance Agency, Inc.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners have been satisfied, except that a Form 4 filed by Wilbur L. Ross, Jr. with respect to the sale of an aggregate of 152,500 shares of Common Stock was not timely filed.

ADDITIONAL INFORMATION CONCERNING OFFICERS AND DIRECTORS

     The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The Company reimburses all directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as directors. Members of the Board of Directors of the Company who are not employees of the Company received an annual fee of $40,000 in fiscal 1998 and will receive an annual fee of $30,000 for fiscal 1999. Directors are also reimbursed for their expenses incurred in attending meetings of the Board of Directors and its committees.

     Effective as of September 23, 1998, the Company entered into indemnification agreements with each of its directors and Don A. Mayerson, its Executive Vice President, General Counsel and Secretary, which superseded indemnification agreements entered into by the Company and such persons in April 1998. The new indemnification agreements provide certain protections now afforded by the Company's Articles of Incorporation and By-laws so that they cannot be changed without the consent of such directors and officer. In addition, such agreements clarify the procedures for obtaining indemnification from the Company and require the Company to maintain directors and officers insurance.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation earned by the Company's chief executive officer and each of the four other most highly compensated executive officers whose annual salary and bonus during the fiscal years presented exceeded $100,000 (Named Executive Officers).

                                                                                         LONG-TERM COMPENSATION
                                                                                                 AWARDS
                                                   ANNUAL COMPENSATION                ----------------------------
                                       --------------------------------------------   NUMBER OF
                                       FISCAL                         OTHER ANNUAL     OPTIONS        ALL OTHER
     NAME AND PRINCIPAL POSITION        YEAR     SALARY    BONUS(A)   COMPENSATION    GRANTED(B)   COMPENSATION(C)
     ---------------------------       ------   --------   --------   -------------   ----------   ---------------
Robert Nederlander...................   1996    $150,000   $  2,885      $3,789             --         $2,293
  Chairman of the Board and Chief       1997     150,000      2,885       4,378             --          2,010
  Executive Officer, MFC                1998     200,000         --       6,373         12,500          1,039
  Chairman of the Board, PEC
Jerome J. Cohen,.....................   1996    $300,000   $216,666      $6,279             --         $2,250
  President, MFC                        1997     300,002    368,800       7,259             --          2,329
  Chief Executive Officer, PEC          1998     300,002         --       8,383         12,500          2,644
Don A. Mayerson......................   1996    $200,000   $ 86,680      $5,305             --         $2,250
  Executive Vice President, General     1997     200,000    147,520       6,132             --          2,381
  Counsel and Secretary, MFC            1998     200,000         --       7,077          5,000          2,375
  Senior Vice President, PEC
Herbert B. Hirsch....................   1996    $200,000   $ 86,680      $1,512             --         $2,250
  Senior Vice President, Chief          1997     200,000    147,520       1,743             --          2,319
  Financial Officer & Treasurer, MFC    1998     200,000         --       2,005          5,000          2,341
  Senior Vice President and Chief
  Financial Officer , PEC
Frederick H. Conte...................   1998    $175,010   $     --      $   --         30,000         $2,399
  President and Chief Operating
  Officer, PEC (effective June 1998)

---------------
(a) In January 1997, pursuant to contractual arrangements, incentive compensation attributable to the year ended August 31, 1996 was paid to Messrs. Cohen, Mayerson and Hirsch and is included in the above table as 1996 compensation. Incentive compensation attributable to the year ended August 31, 1997 paid to Messrs. Cohen, Mayerson and Hirsch is included in the above table as 1997 compensation.

(b) The Company adopted the Stock Option Plan on November 17, 1993, and options were granted to certain executive officers on December 22, 1993 and subsequently to other employees, subject to shareholder approval of the Stock Option Plan. The Stock Option Plan was approved by the shareholders on February 9, 1994 and later amended and restated. See Stock Option Plan. One-fifth of each grant to the Named Executive Officers became exercisable on December 22, 1994 and an additional one-fifth became exercisable on December 22, 1995 and December 22, 1996. In August 1997, in connection with the approval by the Company's Board of Directors of the distribution to the holders of record of the Company's common stock as of August 27, 1997 of all 10 million shares of MMC's common stock held by the Company in the Spin-off, the Stock Option Committee accelerated the vesting of all such options, excluding those options granted subsequent to February 26, 1997. See "Aggregated Fiscal Year-End Option Table" and "Stock Option Plan." There were 65,000 of options held by Named Executive Officers at August 31, 1998. There were no options exercised by the executive officers during fiscal 1998. On September 23, 1998, the exercise price of these options was revised from $3.125 per share to $1.00 per share. There were also an additional 37,500 of options granted on September 23, 1998 to the Named Executive Officers at an exercise price of $1.00 per share.

(c) Represents the Company's discretionary matching contributions of 25% of the employee's contribution to the Company's 401(k) Plan on behalf of the employee.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning grants of stock options made during the fiscal year ended August 31, 1998 to the Named Executive Officers:

                                          INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                       --------------------------------------------------------        VALUE AT ASSUMED
                        NUMBER OF       PERCENT OF                                      ANNUAL RATES OF
                        SECURITIES     TOTAL OPTIONS                               STOCK PRICE APPRECIATION
                        UNDERLYING      GRANTED TO      EXERCISE                        FOR OPTION TERM
                       OPTIONS/SARS    EMPLOYEES IN       PRICE      EXPIRATION    -------------------------
        NAME            GRANTED(#)      FISCAL YEAR     ($/SH)(1)       DATE         5%($)         10%($)
        ----           ------------    -------------    ---------    ----------    ----------    -----------
Robert Nederlander...     12,500            3.6%         $3.438       09/02/02       $ 7,000       $ 20,000
Jerome J. Cohen......     12,500            3.6%         $3.125       09/02/07       $25,000       $ 62,000
Don A. Mayerson......      5,000            1.4%         $3.125       09/02/07       $10,000       $ 25,000
Herbert B. Hirsch....      5,000            1.4%         $3.125       09/02/07       $10,000       $ 25,000
Frederick H. Conte...     30,000            8.6%         $3.125       09/02/07       $59,000       $149,000

---------------
(1) On September 23, 1998, the exercise price of these options was revised to $1.00 per share which represented fair value at the date of repricing.

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

     The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of August 31, 1998. No stock options were exercised by the Named Executive Officers during the fiscal year ended August 31, 1998. See "Stock Option Plan" below in this section.

                                                                                 VALUE OF UNEXERCISED
                                                NUMBER OF UNEXERCISED                IN-THE-MONEY
                                                   OPTIONS HELD AT                 OPTIONS HELD AT
                                                   AUGUST 31, 1998                AUGUST 31, 1998(1)
                                             ----------------------------    ----------------------------
                   NAME                      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                   ----                      -----------    -------------    -----------    -------------
Robert Nederlander.........................       --           12,500           $ --            $ --
Jerome J. Cohen............................       --           12,500           $ --            $ --
Don A. Mayerson............................       --            5,000           $ --            $ --
Herbert B. Hirsch..........................       --            5,000           $ --            $ --
Frederick H. Conte.........................       --           30,000           $ --            $ --

---------------
(1) The closing sales price of the Company's Common Stock as reported on the Nasdaq National Market on August 31, 1998 was $1.938. The exercise price as of August 31, 1998 was $3.125 per share, therefore, the value of the unexercised options at August 31, 1998 was zero. On September 23, 1998, the exercise price of these options was revised to $1.00 per share which represented fair value at the date of repricing.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Jerome J. Cohen which expires on January 31, 2002. The agreement provides for an annual base salary of $300,000 plus 2.5% of Incentive Income as defined in the Company's Incentive Plan (See "Executive Incentive Compensation Plan"). Mr. Cohen's employment agreement does not provide for an early termination bonus or other additional compensation based on performance.

     The Company has entered into an employment agreement with Jon A. Joseph which expires on August 31, 2000 and provides for an annual base salary of $175,000 and a minimum annual bonus of $25,000.

     PEC has entered into a compensation agreement with Frederick H. Conte which provides for an annual base salary of $240,000. In addition, Mr. Conte is to receive an incentive bonus each full fiscal year during Mr. Conte' s employment at PEC commencing with fiscal 1999 and shall receive an incentive bonus in an amount equal to .75% of Incentive Income as defined in the Company's Incentive Plan. If Mr. Conte's employment is terminated by PEC, Mr. Conte shall receive his base salary to the date of termination and a severance payment of $200,000 payable as installments over the following nine months after termination. As discussed above, Mr. Conte has informed the Company that he is terminating his employment with the Company after a short transition period.

STOCK OPTION PLAN

     Under the Company's Stock Option Plan, as originally adopted, 525,000 shares of common stock were reserved for issuance upon exercise of options. In 1997, the Company's Board of Directors approved an amendment to the Stock Option Plan to increase by 500,000 shares the number of shares of common stock reserved for issuance pursuant to the Company's Stock Option Plan, subject to approval by the Company's shareholders. The amendment was approved by the shareholders at the Annual Meeting held September 9, 1997, resulting in an aggregate of 1,025,000 shares of common stock reserved for issuance pursuant to the Stock Option Plan of which 461,000 had been issued due to the exercise of options through August 31, 1997. During fiscal 1998, the Company's Board of Directors unanimously approved, subject to approval by the Company's shareholders, the amendment and restatement of the Stock Option Plan. The amendments to the Stock Option Plan (the Plan Amendments) approved by the Company's Board of Directors consist of changes to permit the grant of options to non-employee directors of the Company and changes to conform the Stock Option Plan to changes to the federal securities laws. On September 16, 1998, the shareholders approved the amendment and restatement of the Stock Option Plan. The Stock Option Plan is designed to serve as an incentive for retaining qualified and competent employees and directors.

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

     In September 1997, subsequent to the Spin-off, an additional 348,500 incentive stock options were granted under the Stock Option Plan to employees at fair market value, which was authorized by the Stock Option Committee, of which 15,000 were subject to future shareholder approval of the Plan Amendments in accordance with applicable law, which shareholders' approval was obtained on September 16, 1998, when the Amended and Restated Stock Option Plan was approved by shareholders. On September 23, 1998, an additional 111,000 incentive stock options were granted under the Stock Option Plan. In addition, the exercise price of all options issued September 2, 1997 was revised from $3.125 per share to $1.00 per share.

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

EXECUTIVE INCENTIVE COMPENSATION PLAN

     On June 22, 1994, the Board of Directors of the Company approved and adopted an Executive Incentive Compensation Plan (Incentive Plan) for executives and other key employees of the Company and its subsidiaries who contribute to the success of the Company. Under the terms of the Incentive Plan, awards of incentive compensation are determined by the Incentive Compensation Committee of the Board of Directors of the Company, which committee shall be composed of not less than two members. The Incentive Plan provides that the Board of Directors may amend, suspend or terminate the Incentive Plan at any time. Incentive Compensation for any fiscal year is defined as an amount equal to 7.5% of incentive income (Incentive Income) for such year. Incentive Income for any fiscal year is defined as the amount reported as income before taxes in the consolidated financial statements of the Company for such year. The maximum amount of all awards of Incentive Compensation for any fiscal year shall not exceed (a) 7.5% of Incentive Income for such year, reduced by (b) the amount of Incentive Income which must be paid by the Company to employees pursuant to any contractual obligation of the Company, increased by (c) any unawarded Incentive Compensation carried forward from a prior fiscal year.

     On June 22, 1994, the Board of Directors also approved an employment agreement with Mr. Jerome J. Cohen, President of the Company, and agreements with Messrs. Don A. Mayerson and Herbert B. Hirsch, executive officers of the Company, pursuant to which Messrs. Cohen, Mayerson and Hirsch are entitled to receive 2.5%, 1% and 1% respectively, of Incentive Income of the Company, as defined in the Incentive Plan, for the five-year period commencing with fiscal 1995 (extended to a seven-year period for Mr. Cohen), which amounts would directly reduce the amounts available for awards under the Incentive Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of November 9, 1998, information with respect to the beneficial ownership of the Company's common stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers (as defined in "Item 11. Executive Compensation"), and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                                             PERCENTAGE OF
             NAME AND ADDRESS OF                 AMOUNT AND NATURE OF      OUTSTANDING COMMON
    BENEFICIAL OWNER OR IDENTITY OF GROUP       BENEFICIAL OWNERSHIP(1)       STOCK OWNED
    -------------------------------------       -----------------------    ------------------
Robert Nederlander(2).........................         2,039,352                   9.7%
Eugene I. Schuster and Growth Realty Inc.
  (GRI)(3)....................................         1,835,634                   8.7%
Jerome J. Cohen(4)............................         1,104,464                   5.3%
Herbert B. Hirsch(5)..........................         1,623,464                   7.7%
Don A. Mayerson(6)............................           829,555                   3.9%
John E. McConnaughy, Jr.(7)...................           594,077                   2.8%
Wilbur L. Ross, Jr.(8)........................             1,000                     *
Frederick H. Conte(9).........................            29,214                   0.1%
Friedman Billings Ramsey Group, Inc. and
  affiliates(10)..............................         2,326,550                  11.1%
All Officers and Directors as a Group (10
  persons)(11)................................         8,070,260                  38.4%

---------------
  *  Less than 1%.

 (1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from November 9, 1998 upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the applicable date have been exercised.

 (2) 810 Seventh Avenue, 21st Floor, New York, New York 10019. Includes 250,000 shares held by an affiliate of Mr. Nederlander and 2,500 shares issuable under an option granted pursuant to the Company's Stock Option Plan. Does not include 100,000 shares of common stock owned by the Robert E. Nederlander Foundation, an entity organized and operated exclusively for charitable purposes (the Foundation), of which Mr. Nederlander is President. Mr. Nederlander disclaims beneficial ownership of the shares owned by the Foundation.

 (3) 321 Fisher Building, Detroit, Michigan 48202. Consists of (i) 1,599,634 shares held of record by GRI, a wholly-owned subsidiary of Venture Funding, Ltd. of which Mr. Schuster is a principal shareholder, Director and Chief Executive Officer, (ii) 235,000 shares held of record by Growth Realty Holdings L.L.C., a limited liability corporation owned by Mr. Schuster, GRI and Mr. Schuster's three children, and (iii) 1,000 shares issuable under an option granted pursuant to the Company's Stock Option Plan.

 (4) 1125 N. E. 125th Street, Suite 206, North Miami, Florida 33161. Includes 2,500 shares issuable under an option granted pursuant to the Company's Stock Option Plan. Excludes 93,503 shares owned by Mr. Cohen's spouse and 500,000 shares owned by a trust for the benefit of his children over which Mr. Cohen does not have any investment or voting power, as to which he disclaims beneficial ownership. Also excludes 30,000 shares of common stock owned by the Rita and Jerome J. Cohen Foundation, Inc., an entity organized and operated exclusively for charitable purposes (the Cohen Foundation), of which Mr. Cohen is President. Mr. Cohen disclaims beneficial ownership of the shares owned by the Cohen Foundation.

 (5) 230 East Flamingo Road, Las Vegas, Nevada 89109. Includes 1,000 shares issuable under an option granted pursuant to the Company's Stock Option Plan.

 (6) 1125 N. E. 125th Street, Suite 206, North Miami, Florida 33161. Includes 1,000 shares issuable under an option granted pursuant to the Company's Stock Option Plan.

 (7) 1011 High Ridge Road, Stamford, Connecticut 06905. Includes 1,000 shares issuable under an option granted pursuant to the Company's Stock Option Plan. Excludes 3,000 shares owned by a member of Mr. McConnaughy's family, as to which Mr. McConnaughy does not have any investment or voting power, and as to which he disclaims beneficial ownership.

 (8) 1251 Avenue of the Americas, 51st Floor, New York, New York 10020. Consists of 1,000 shares issuable under an option granted pursuant to the Company's Stock Option Plan. Excludes 15,000 shares owned by a member of Mr. Ross' family and 250,000 shares owned by Rothschild, Inc., of which Mr. Ross is a Managing Director, over which Mr. Ross does not have any investment or voting power, and as to which he disclaims beneficial ownership.

 (9) 4310 Paradise Road, Las Vegas, NV 89109. Includes 6,000 shares issuable under an option granted pursuant to the Company's Stock Option Plan.

(10) 1001 19th Street North, Arlington, VA. 22209. Based upon a Schedule 13G dated July 13, 1998 filed jointly by Friedman Billings Ramsey Group, Inc., Friedman Billings Ramsey Group, Inc. Voting Trust, Eric F. Billings, Emanuel J. Friedman and W. Russell Ramsey with the SEC. Consists of 2,266,550 shares owned by Friedman Billings Ramsey Group, Inc. and 60,000 shares owned personally by Emanuel J. Friedman. The Company has been advised that Emanuel J. Friedman, Eric F. Billings and W. Russell Ramsey are each control persons with respect to Friedman Billings Ramsey Group, Inc. and are the sole voting trustees of the Friedman Billings Ramsey Group, Inc. Voting Trust, which has sole discretion to vote approximately 89.1% of the voting power of Friedman Billings Ramsey Group, Inc.

(11) See Notes (2) - (9). Also includes 11,000 and 2,500 shares, respectively, issuable under options granted to Mr. Joseph and Mr. Rodriguez pursuant to the Company's Stock Option Plan.

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

     On January 31, 1995, at which point the accrual of payments ceased, the Company owed the Assignors an aggregate of $13.3 million pursuant to the Assignment and Assumption Agreement. Pursuant to an amendment (the Amendment) to the Assignment and Assumption Agreement, dated March 2, 1995, the Assignors agreed to defer payment of the $10 million of Subordinated Debt and to subordinate the payment of such amount to them to the Company's repayment of certain borrowings and the repayment of certain obligations of subsidiaries of the Company, the repayment of which obligations were guaranteed by the

Company. In consideration of the payment deferral and subordination described above, Warrants for 1 million shares of common stock at an exercise price of $4.25 per share (the closing market price per share on March 2, 1995) were granted to the Assignors. The Warrants were exercised in August 1997 in a non-cash transaction whereby the Subordinated Debt was reduced by $4.25 million. The Amendment calls for interest to be paid semiannually on the Subordinated Debt at the rate of 10% per annum starting September 1, 1995, and seven equal semiannual payments of $1.4 million plus interest, which commenced March 1, 1997. However, in connection with the reduction of the Subordinated Debt, payments accumulating $4.25 million have been deemed paid and the semiannual payments will resume in March 1999, with a partial payment in September 1998, pursuant to the Third Amendment to the Assignment and Assumption Agreement. The Subordinated Debt is collateralized by a pledge of PEC's outstanding stock. In addition to the Subordinated Debt, at May 31, 1995, $3.3 million was payable to the Assignors, which amount bore interest at the rate of 10% per year, payable semiannually pursuant to the provisions of the Assignment and Assumption Agreement (Unsubordinated Amount). During fiscal 1998, the Company paid an aggregate of $640,000 to the Assignors on the subordinated debt, all of which represented interest. The Unsubordinated Amount was paid in full in January 1997.

     In April 1995, PEC entered into an arrangement with Ramada, a subsidiary of Cendant Corporation, of which Mr. Nederlander became a director in July 1995. See "Business -- Preferred Equities Corporation -- Timeshare Properties and Sales."

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

     In November 1996, MMC consummated the IPO and as a result, the Company's ownership of MMC was reduced to approximately 81.3% of the outstanding common stock. On September 2, 1997, Mego Financial distributed all of its 10 million shares of MMC's common stock to Mego Financial's shareholders in the Spin-off. To fund MMC's past operations and growth and in conjunction with filing consolidated income tax returns, MMC incurred debt to the Company and its subsidiary, PEC. The amount of intercompany debt was $10.1 million at August 31, 1997 of which $3.4 million was paid in October 1997 together with $500,000 advanced by the Company to MMC in September 1997. Subsequently, separate agreements were made in April and June 1998 to adjust by reductions the remaining $6.2 million indebtedness, since the major portion was no longer payable under the Tax Sharing and Indemnity Agreement between the Company and MMC, in consideration of which MMC paid $1.6 million, which was separately owed to PEC. Following this transaction, MMC had no outstanding indebtedness to the Company. See Note 4 to Notes to Consolidated Financial Statements.

     Management Services Provided by PEC to MMC. MMC and PEC were parties to a management services arrangement (the Management Arrangement) pursuant to which certain executive, accounting, legal, management information, data processing, human resources, advertising and promotional personnel of PEC provided services to MMC on an as needed basis. For the years ended August 31, 1998, 1997 and 1996, approximately $616,000, $967,000, and $671,000, respectively, of the salaries and expenses of certain employees of PEC were attributable to and paid by MMC in connection with services rendered by such employees to MMC. In addition, during the year ended August 31, 1996, MMC paid PEC for developing certain computer programming costs of $56,000. This agreement was terminated by agreement during fiscal 1998.

     Servicing Agreement between PEC and MMC. Prior to September 1, 1996, MMC had an arrangement with PEC pursuant to which it paid annual servicing fees at an annual rate of 50 basis points on the principal balance of loans serviced. For the years ended August 31, 1998, 1997 and 1996, MMC paid servicing fees to PEC of approximately $2,008,000, $1,766,000 and $709,000, respectively. MMC entered into a servicing agreement with PEC (the Servicing Agreement), providing for the payment of servicing fees at an annual rate of 50 basis points on the principal balance of loans serviced per year. The Servicing Agreement was modified effective September 1, 1997, to provide for the payment of servicing fees at an annual rate of 40 basis points on the principal balance of loans serviced per year, reducing to 35 basis points per year. For the years ended August 31, 1998, 1997 and 1996, MMC incurred interest expense in the amount of $29,000, $16,000 and $29,000, respectively, related to fees payable to PEC for these services. The interest rates were based on PEC's average cost of funds and equaled 10.46% in 1998, 10.48% in 1997 and 10.68% in 1996. By agreement prior to August 31, 1998, PEC no longer services loans for MMC.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)Certain documents filed as part of Form 10-K. See Item 8 above for a list of financial statements included as part of this Annual Report on Form 10-K.

(b)Reports on Form 8-K. The Company did not file any current report on Form 8-K during the quarter ended August 31, 1998.

(c) Exhibits.

      EXHIBIT
       NUMBER                             DESCRIPTION
      -------                             -----------
     2.1(1)       Disclosure Statement dated October 3, 1983, together with
                  Schedules A through G and Debtors' Plan, filed as Exhibit
                  (2) to Mego International (a predecessor of the Company)
                  Form 10-K for the year ended February 28, 1983, and
                  incorporated herein by reference.
     2.2(8)       Articles of Merger of Vacation Spa Resorts, Inc. with and
                  into Preferred Equities Corporation dated March 10, 1993,
                  Agreement and Plan of Merger dated as of July 24, 1992,
                  among Preferred Equities Corporation and Vacation Spa
                  Resorts, Inc., Amendment to Agreement and Plan of Merger
                  dated July 14, 1992, and Amendment to Agreement and Plan of
                  Merger dated December 7, 1992.
     3.1(a)(1)    Certificate of Incorporation of the Company, as amended,
                  filed as Exhibit 3.1 to the Company's Form 10-K for the
                  fiscal year ended August 31, 1987 and incorporated herein by reference.
     3.1(b)(5)    Certificate of Amendment of the Certificate of Incorporation
                  of the Company, dated June 19, 1992.
     3.1(c)(8)    Certificate of Amendment of the Certificate of Incorporation
                  of the Company, dated August 26, 1993.
     3.2(1)       By-laws of the Company, as amended.
     3.3(10)      Mego Mortgage Corporation Amended and Restated Certificate
                  of Incorporation of Mego Mortgage Corporation.
     3.4(10)      Mego Mortgage Corporation By-laws of Mego Mortgage
                  Corporation, as amended.
     4.1(10)      Mego Mortgage Corporation Specimen Common Stock Certificate.
    10.4(a)(1)    Stock Purchase Agreement dated October 25, 1987 by and among the Company, and Robert Nederlander, Jerome J. Cohen, Don A.
                  Mayerson, Herbert Hirsch and Growth Realty Inc. (GRI)
                  (collectively, the Purchasers) filed as Exhibit A to a
                  Schedule 13D dated October 25, 1987, filed by Jerome J.
                  Cohen, et al., and incorporated herein by reference.
    10.4(b)(1)    Letter dated January 7, 1988 from the Purchasers of the
                  Company, updating representations made by the Company, in
                  the Stock Purchase Agreement (Exhibit 10.5(a)) filed as
                  Exhibit 10.2 to a Current Report on Form 8-K of the Company,
                  dated January 7, 1988, and incorporated herein by reference.
    10.5(a)(1)    Assignment Agreement dated October 25, 1987 by and among
                  Comay Corp. (Comay), GRI, RER Corp. (RER) (as successor in interest to RRE Corp.) and H&H Financial, Inc. (H&H)
                  (collectively the Assignors) and the Company, with respect to shares of Common Stock of Preferred Equities Corporation
                  (PEC), filed as Exhibit B to a Schedule 13D dated October
                  25, 1987 filed by Jerome J. Cohen, et al., and incorporated herein by reference.

      EXHIBIT
       NUMBER                             DESCRIPTION
      -------                             -----------
    10.5(b)(1)    Assignment and Assumption Agreement dated February 1, 1988 by and among the Assignors and the Company filed as Exhibit
                  10.2 to a Current Report of Form 8-K of the Company, dated
                  February 1, 1988 and incorporated herein by reference.
    10.5(c)(1)    Amendment to Exhibit 10.6(b) dated as of July 29, 1988 filed as Exhibit 10.3 to a Current Report on Form 8-K of the
                  Company, dated August 1, 1988 and incorporated herein by
                  reference.
    10.6(a)(1)    Stock Purchase and Redemption Agreement dated as of October
                  6, 1987 by and among PEC, Comay, GRI, RRE Corp., H&H, Linda
                  Sterling and the 1971 Rosen Family Stock Trust filed as
                  Exhibit C to a Schedule 13D dated October 25, 1987 filed by
                  Jerome J. Cohen, et al., and incorporated herein by
                  reference.
    10.6(b)(1)    Amendment dated as of October 25, 1987 of Exhibit 10.7(a)
                  filed as Exhibit 10.3(b) to a Current Report on Form 8-K of the Company dated February 1, 1988, and incorporated herein by reference.
    10.7(1)       Loan and Security Agreement dated February 1, 1988 by and
                  between the Company and Greyhound Real Estate Finance
                  Company filed as Exhibit 10.7 to a Current Report on Form
                  8-K of the Company dated February 1, 1988 and incorporated herein by reference.
    10.8(1)       Pledge and Security Agreement dated February 1, 1988 by and among the Company and Comay, GRI, REF, H&H and PEC regarding the pledge of PEC stock pursuant to the Assignment Agreement and the Assignment and Assumption Agreement (Exhibits
                  10.6(a) and (b)) filed as Exhibit 10.8 to the Form 8
                  Amendment dated April 18, 1988 to a Current Report on Form
                  8-K of the Company dated February 1, 1988 and incorporated herein by reference.
    10.9(1)       Purchase Agreement dated June 30, 1988 by and among
                  Preferred Equities Corporation (PEC), Southern Colorado
                  Properties, Inc., Colorado Land and Grazing Company and The
                  Oxford Finance Companies, Inc. filed as Exhibit 10.1 to a
                  Quarterly Report of the Company on Form 10-Q for the quarter ended May 31, 1988 and incorporated herein by reference.
    10.10(2)      Amendment to Exhibit 10.5(b), dated July 29, 1988.
    10.11(3)      Amended and Restated Loan and Security Agreement between
                  Greyhound Real Estate Finance Company and Vacation Spa
                  Resorts, Inc., dated May 10, 1989 and Amended and Restated
                  Promissory Note and Guarantee and Subordination Agreement.
    10.12(3)      Amendment No. 2 to Loan and Security Agreement between
                  Greyhound Real Estate Finance Company and Vacation Spa
                  Resorts, Inc., dated April 16, 1990 and Amendment No. 2 to
                  Promissory Note and Guarantee and Subordination Agreement.
    10.13(3)      Purchase Agreement dated 24th day of September, 1990 by and among Brigantine Inn, Ltd., Brigantine Preferred Properties,
                  Inc. and Preferred Equities Corporation.
    10.14(3)      Purchase Agreement dated 24th day of September, 1990 by and among Brigantine Villas, L.P., Brigantine Preferred
                  Properties, Inc., and Preferred Equities Corporation.
    10.15(4)      Amendment No. 3 to Loan and Security Agreement between
                  Greyhound Real Estate Finance Company and Preferred Equities
                  Corporation, dated May 31, 1991 and Amendment No. 2 to
                  Promissory Note.
    10.16(4)      Amendment No. 3 to Loan and Security Agreement between
                  Greyhound Real Estate Finance Company and Vacation Spa
                  Resorts, Inc., dated May 31, 1991 and Amendment No. 2 to
                  Promissory Note.
    10.17(4)      Loan and Security Agreement between Dorfinco Corporation and
                  Preferred Equities Corporation, dated July 31, 1991 and
                  related Promissory Note dated August 9, 1991.

      EXHIBIT
       NUMBER                             DESCRIPTION
      -------                             -----------
    10.18(4)      Forbearance and Assumption Agreement, Guarantee and Second
                  Amendment to Loan and Security Agreement between Chemical
                  Bank of New Jersey, Brigantine Villas, L.P. and Brigantine
                  Preferred Properties, Inc., dated June 12, 1991, Amended and
                  Restated Promissory Note dated June 18, 1991, and Second
                  Amendment to Mortgage dated June 18, 1991.
    10.19(5)      Stock Purchase Agreement dated August 13, 1992 between the
                  Company and PEC.
    10.20(5)      Amendment No. 4 to Amended and Restated Loan and Security
                  Agreement between Greyhound Real Estate Finance Company and
                  Preferred Equities Corporation, dated January 13, 1992, and
                  Amendment No. 3 to Amended and Restated Promissory Note.
    10.21(5)      Agreement to Wholesale Financing and related Promissory Note between ITT Commercial Finance Corp. and Calvada Homes,
                  Inc., dated January 17, 1992.
    10.22(5)      Purchase and Sale Agreement between Golden West Homes and
                  Calvada Homes, Inc., dated February 26, 1992.
    10.23(5)      Standard Form of Agreement between Owner and Contractor
                  between Calvada Homes, Inc. and Emfad Enterprises, Inc.,
                  dated March 23, 1992.
    10.24(5)      Loan Modification and Extension Agreement between Valley
                  Bank of Nevada and Preferred Equities Corporation dated
                  January 30, 1992.
    10.25(5)      Amendment No. 2 to Amended and Restated Loan Agreement
                  between Valley Bank of Nevada and Vacation Spa Resorts,
                  Inc., dated February 20, 1992, and related Promissory Note dated February 20, 1992.
    10.26(6)      Purchase and Servicing Agreement dated as of October 15,
                  1992 among Vacation Spa Resorts, Inc. and Preferred Equities
                  Corporation as Sellers, Preferred Equities Corporation as
                  Servicer, and NBD Bank, N.A. as Purchaser.
    10.27(6)      Guaranty Agreement as of October 15, 1992 made by Vacation
                  Spa Resorts, Inc., Preferred Equities Corporation, and the
                  Company in favor of NBD Bank, N.A.
    10.28(6)      Letter from Greyhound Financial Corporation dated December
                  4, 1992 extending the borrowing term of the Amended and
                  Restated Loan and Security Agreement dated May 10, 1992,
                  between Greyhound Real Estate Finance Company and Preferred
                  Equities Corporation and Loan and Security Agreement dated
                  March 30, 1989, between Greyhound Real Estate Finance
                  Company and Vacation Spa Resorts, Inc., to December 31,
                  1992.
    10.29(7)      Asset Sale Agreement dated December 22, 1992, by and between
                  Brigantine Preferred Properties, Inc. as Seller, and The
                  Oxford Finance Companies as Buyer.
    10.30(7)      Amendment No. 5 to Amended and Restated Loan and Security
                  Agreement between Greyhound Real Estate Finance Company and
                  Preferred Equities Corporation, dated February 23, 1993,
                  Amendment No. 4 to Loan and Security Agreement between
                  Greyhound Real Estate Finance Company and Vacation Spa
                  Resorts, Inc., dated February 23, 1993.
    10.31(7)      First Amendment to Stock Purchase Agreement dated March 10,
                  1993, by and between the Company and Preferred Equities
                  Corporation.
    10.32.(7)     Amendment No. 6 to Amended and Restated Loan and Security
                  Agreement between Greyhound Real Estate Finance Company and
                  Preferred Equities Corporation, dated June 28, 1993, and
                  three (3) related Promissory Notes, relating to the Grand
                  Flamingo Winnick, Grand Flamingo Fountains, and Preferred
                  Equities Corporation corporate offices.

      EXHIBIT
       NUMBER                             DESCRIPTION
      -------                             -----------
    10.33(7)      Second Amendment to Loan and Security Agreement dated June
                  30, 1993, between Dorfinco Corp. and Preferred Equities
                  Corporation, and First Amendment to Promissory Note.
    10.34(7)      Agreement for Sale of Notes Receivable arising from
                  Timeshares sales dated August 3, 1993, by and between
                  Brigantine Properties, Inc. as Seller, and The Oxford
                  Finance Companies as Buyer.
    10.35(7)      Purchase and Sale Agreement dated August 30, 1993, between
                  Preferred Equities Corporation as Developer, and Marine
                  Midland Bank, N.A., and Wellington Financial Corp.
    10.36(7)      Purchase Agreement dated August 31, 1993, between Mego
                  Financial Corp. as Seller, and Legg Mason Special Investment
                  Trust as Buyer, for the purchase of 300,000 shares of the
                  Company's Preferred Stock.
    10.37(8)      Amended and Restated Loan Agreement between Bank of America
                  Nevada and Preferred Equities Corporation, dated September
                  10, 1993.
    10.38(8)      Agreement for Line of Credit and Commercial Promissory Note
                  between Mego Mortgage Corporation and First National Bank of
                  Boston, dated January 4, 1994.
    10.39(8)      Amendment No. 7 to Amended and Restated Loan and Security
                  Agreement between Greyhound Real Estate Finance Company and
                  Preferred Equities Corporation, dated January 24, 1994.
    10.40(8)      Agreement between Mego Mortgage Corporation and Hamilton
                  Consulting, Inc., dated January 31, 1994.
    10.41(8)      Loan Purchase and Sale Agreement dated March 22, 1994,
                  between Mego Mortgage Corporation as Buyer, and Southwest
                  Beneficial Finance, Inc. as Seller.
    10.42(8)      Amendment No. 8 to Amended and Restated Loan and Security
                  Agreement between Greyhound Real Estate Finance Company and
                  Preferred Equities Corporation, dated April 15, 1994.
    10.43(8)      Purchase and Servicing Agreement dated as of June 1, 1994, between Preferred Equities Corporation as Seller and
                  Servicer, and NBD Bank, N.A. as Purchaser.
    10.44(8)      Purchase and Servicing Agreement dated as of July 6, 1994, between Preferred Equities Corporation as Seller, and First
                  National Bank of Boston as Purchaser.
    10.45(8)      Amendment No. 9 to Amended and Restated Loan and Security
                  Agreement between Greyhound Real Estate Finance Company and
                  Preferred Equities Corporation, dated August 31, 1994, and
                  Amendment No. 4 to Amended and Restated Promissory Note
                  dated August 31, 1994, Amendment No. 6 to Loan and Security
                  Agreement between Greyhound Real Estate Finance Company and
                  Preferred Equities Corporation dated August 31, 1994, and
                  Amendment No. 4 to Promissory Note dated August 31, 1994,
                  between Preferred Equities Corporation as
                  successor-in-interest to Vacation Spa Resorts, Inc., and
                  Greyhound Financial Corporation.
    10.46(8)      Master Loan Purchase and Servicing Agreement dated as of
                  August 26, 1994, between Mego Mortgage Corporation as
                  Seller, and First National Bank of Boston, as Purchaser.
    10.47(9)      Third Amendment to Loan and Security Agreement and
                  Assumption Agreement dated August 23, 1994, by and between
                  Preferred Equities Corporation, Colorado Land and Grazing
                  Corp. and Dorfinco Corporation.
    10.48(9)      General Loan and Security Agreement dated October 5, 1994, between Steamboat Suites, Inc. and Textron Financial
                  Corporation.
    10.49(9)      Purchase and Servicing Agreement, Second Closing, dated
                  November 29, 1994, between Preferred Equities Corporation
                  and NBD Bank, N.A.

      EXHIBIT
       NUMBER                             DESCRIPTION
      -------                             -----------
    10.50(9)      Form of Agreement with respect to the Company's
                  "Split-Dollar" Life Insurance Plan, including Form of
                  Assignment of Limited Interest in Life Insurance as
                  Collateral Security.
    10.51(9)      Construction Loan Agreement dated January 20, 1995, by and between Preferred Equities Corporation and NBD Bank.
    10.52(9)      Amendment No. 10 to Amended and Restated Loan and Security
                  Agreement dated January 26, 1995, by and between Greyhound
                  Financial Corporation and Preferred Equities Corporation.
    10.53(9)      Loan Agreement re: Calvada Golf Course dated January 31,
                  1995, by and among The First National Bank of Boston and
                  Preferred Equities Corporation.
    10.54(9)      Second Amendment to Assignment and Assumption Agreement
                  dated March 2, 1995, by and between RER Corp., Comay Corp.,
                  Growth Realty, Inc. and H&H Financial, Inc. and Mego
                  Financial Corp.
    10.55(9)      First Amendment to General Loan and Security Agreement dated
                  February 27, 1995, between Steamboat Suites, Inc. and
                  Textron Financial Corporation.
    10.56(9)      Master Loan Purchase and Servicing Agreement dated April 1,
                  1995, by and between Greenwich Capital Financial Products,
                  Inc. and Mego Mortgage Corporation.
    10.57(9)      Licensing Agreement dated April 18, 1995, by and among
                  Hospitality Franchise Systems, Inc., Ramada Franchise
                  Systems, Inc. and Preferred Equities Corporation.
    10.58(9)      Purchase and Servicing Agreement, Third Closing, dated May
                  24, 1995, between NBD Bank, N.A. and Preferred Equities
                  Corporation.
    10.59(9)      Participation and Servicing Agreement dated May 25, 1995, by and between Atlantic Bank, N.A. and Mego Mortgage
                  Corporation.
    10.60(9)      Purchase and Servicing Agreement, dated as of August 31,
                  1995, between Preferred Equities Corporation, Colorado Land and Grazing Corp. and First National Bank of Boston.
    10.61(9)      Warehousing Credit and Security Agreement, dated as of
                  August 11, 1995, between Mego Mortgage Corporation and First
                  National Bank of Boston.
    10.62(10)     Mego Mortgage Corporation Stock Option Plan.
    10.63(10)     Form of Tax Allocation and Indemnity Agreement entered into between Mego Mortgage Corporation and the Company.
    10.64(10)     Loan Program Sub-Servicing Agreement between Mego Mortgage
                  Corporation and Preferred Equities Corporation dated as of
                  September 1, 1996.
    10.65(10)     Servicing Agreement by and among Mego Mortgage FHA Title I
                  Loan Trust 1996-1, First Trust of New York, National
                  Association, as Trustee, Norwest Bank Minnesota, N.A. as
                  Master Servicer and the Registrant, as Servicer dated as of
                  March 21, 1996.
    10.66(10)     Loan Purchase Agreement between Financial Asset Securities
                  Corp., as Purchaser, and the Mego Mortgage Corporation, as
                  Seller, dated as of March 21, 1996.
    10.67(11)     Indemnification Agreement among MBIA Insurance Corporation, as Insurer, Mego Mortgage Corporation, as Seller and
                  Greenwich Capital Markets, Inc. as Underwriter, dated as of
                  March 29, 1996.
    10.68(10)     Pooling and Servicing Agreement, dated as of March 21, 1996, among Mego Mortgage Corporation, Financial Asset Securities
                  Corp., as Depositor, First Trust of New York, National
                  Association, as Trustee and Contract of Insurance Holder and
                  Norwest Bank Minnesota, N.A., as Master Servicer.

      EXHIBIT
       NUMBER                             DESCRIPTION
      -------                             -----------
    10.69(11)     Insurance Agreement among MBIA Insurance Corporation, as
                  Insurer, Norwest Bank Minnesota, N.A., as Master Servicer,
                  Mego Mortgage Corporation, as Seller, Servicer and Claims
                  Administrator, Financial Asset Securities Corp., as
                  Depositor, Greenwich Capital Financial Products, Inc., and
                  First Trust of New York, National Association, as Trustee
                  and Contract of Insurance Holder, dated as of March 21,
                  1996.
    10.70(11)     Credit Agreement dated as of June 28, 1996 between Mego
                  Mortgage Corporation and First National Bank of Boston as
                  Agent.
    10.71(10)     Loan Purchase Agreement dated as of August 1, 1996 between
                  Financial Asset Securities Corp., as Purchaser, and Mego
                  Mortgage Corporation, as Seller.
    10.72(10)     Pooling and Servicing Agreement dated as of August 1, 1996 between Financial Asset Securities Corp., as Purchaser, and
                  Mego Mortgage Corporation, as Seller.
    10.73(11)     Amendment No. 1 to Warehousing Credit and Security Agreement
                  dated as of August 9, 1996 between Mego Mortgage Corporation and First National Bank of Boston.
    10.74(10)     Office Lease by and between MassMutual and Mego Mortgage
                  Corporation dated April 1996.
    10.75(11)     Amendment to Master Loan Purchase and Servicing Agreement
                  between Greenwich Capital Financial Products, Inc., and Mego
                  Mortgage Corporation dated February 1, 1996.
    10.76(11)     Amendment No. 2 to Master Loan Purchase and Servicing
                  Agreement between Greenwich Capital Financial Products,
                  Inc., and Mego Mortgage Corporation dated July 1, 1996.
    10.77(10)     Services and Consulting Agreement between Mego Mortgage
                  Corporation and Preferred Equities Corporation dated as of
                  September 1, 1996.
    10.78(11)     Employment Agreement between Mego Mortgage Corporation and
                  Jeffrey S. Moore dated January 1, 1994.
    10.79(11)     Form of Indenture entered into between Mego Mortgage
                  Corporation and the Indenture Trustee.
    10.80(10)     Master Repurchase Agreement dated as of September 4, 1996
                  between Mego Mortgage Corporation and Greenwich Capital
                  Markets, Inc.
    10.81(10)     Letter agreement dated October 1, 1996 between Mego Mortgage
                  Corporation and Greenwich Capital Markets, Inc.
    10.82(10)     Amended and Restated Master Loan Purchase and Servicing
                  Agreement dated as of October 1, 1996 among Mego Mortgage
                  Corporation, Mego Financial Corp. and Greenwich Capital
                  Markets, Inc.
    10.83(10)     Form of Agreement entered into between Mego Mortgage
                  Corporation and Mego Financial Corp.
    10.84(10)     Commitment letter between Mego Mortgage Corporation and
                  Greenwich Capital Markets, Inc. dated September 17, 1996.
    10.85(12)     Amendment No. 11 to Amended and Restated Loan and Security
                  Agreement dated September 22, 1995, by and between Finova
                  Capital Corporation and Preferred Equities Corporation and
                  related Promissory Note relating to Aloha Bay Phase II.
    10.86(12)     Amendment No. 12 to Amended and Restated Loan and Security
                  Agreement dated September 29, 1995, by and between Finova
                  Capital Corporation and Preferred Equities Corporation and
                  Amended and Restated Promissory Note relating to Corporate
                  Office Building.

      EXHIBIT
       NUMBER                             DESCRIPTION
      -------                             -----------
    10.87(12)     Fourth Amendment to Loan and Security Agreement and
                  Assumption Agreement dated September 30, 1995, by and
                  between Preferred Equities Corporation, Colorado Land and
                  Grazing Corp., Mego Financial Corp. and Dorfinco
                  Corporation.
    10.88(12)     Request for Receivables Purchase dated November 16, 1995, by and between Preferred Equities Corporation as Seller and NBD
                  Bank as Purchaser.
    10.89(12)     Second Amendment to General Loan and Security Agreement
                  dated November 30, 1995, by and between Steamboat Suites,
                  Inc. and Textron Financial Corporation and Restated and
                  Amended Receivables Promissory Note.
    10.90(12)     Amendment No. 13 to Amended and Restated Loan and Security
                  Agreement dated December 13, 1995, by and between Finova
                  Capital Corporation and Preferred Equities Corporation and
                  three (3) related Promissory Notes, relating to the Grand
                  Flamingo Towers Lobby, Ida and Winnick Building Additions.
    10.91(12)     Purchase and Sale Agreement dated December 29, 1995, by and between Overlook Lodge Limited Liability Company as Seller and Preferred Equities Corporation as Purchaser.
    10.92(12)     Second Amendment to Purchase and Sale Agreement dated
                  February 8, 1996, as previously amended by an Amendment to
                  Purchase and Sale Agreement dated May 10, 1994, between
                  Preferred Equities Corporation, Marine Midland Bank, and
                  Wellington Financial Corp.
    10.93(12)     Acquisition and Construction Loan Agreement dated March 29,
                  1996, by and between Heller Financial, Inc. and Preferred
                  Equities Corporation and three (3) related Promissory Notes;
                  Acquisition Promissory Note, Revolving Renovation Promissory
                  Note, and Receivables Promissory Note.
    10.94(12)     Construction Loan Agreement dated April 30, 1996, by and
                  between Preferred Equities Corporation and NBD Bank and
                  related Promissory Note.
    10.95(12)     Amendment No. 14 to Amended and Restated Loan and Security
                  Agreement dated June 5, 1996, by and between Finova Capital
                  Corporation and Preferred Equities Corporation and Second
                  Amended and Restated Promissory Note, relating to
                  Headquarters and FCFC Property.
    10.96(12)     Amendment No. 15 to Amended and Restated Loan and Security
                  Agreement dated August 16, 1996, by and between Finova
                  Capital Corporation and Preferred Equities Corporation;
                  Amendment No. 7 to Loan and Security Agreement; Amendment
                  No. 5 to Amended and Restated Promissory Note; Amendment No.
                  5 to Promissory Note; Amendment No. 1 to Promissory Note
                  [Towers Lobby].
    10.97(12)     Request for Receivables Purchase dated July 30, 1996, by and between Preferred Equities Corporation as Seller and NBD
                  Bank as Purchaser.
    10.98(12)     Preferred Stock redemption agreement by and between Mego
                  Financial Corp. and Legg Mason Special Investment Trust,
                  Inc.
    10.99(12)     Amendment to Common Stock Purchase Warrant issued by Mego
                  Financial Corp. to Legg Mason Special Investment Trust, Inc.
    10.100(14)    Third Amendment to General Loan and Security Agreement dated
                  November 29, 1996 between Steamboat Suites, Inc. as Debtor and Textron Financial Corporation as Lender and the related
                  Restated and Amended Receivables Promissory Note dated
                  November 30, 1996 effective October 6, 1994.

      EXHIBIT
       NUMBER                             DESCRIPTION
      -------                             -----------
    10.101(14)    Fifth Amendment to Loan and Security Agreement dated
                  November 29, 1996 by and among Preferred Equities
                  Corporation and Colorado Land and Grazing Corp. as Borrower;
                  Mego Financial Corp. as Guarantor; and Dorfinco Corporation
                  as Lender and the related Fourth Amendment to Promissory
                  Note dated November 29, 1996.
    10.102(14)    Acquisition and Renovation Loan Agreement dated August 6,
                  1996 between Heller Financial, Inc. as Lender and Preferred
                  Equities Corporation as Borrower; and Interval Receivables
                  Loan and Security Agreement dated August 6, 1996 by and
                  among Heller Financial, Inc. as Lender and Preferred
                  Equities Corporation as Borrower and Mego Financial Corp. as
                  Guarantor, and the three related Promissory Notes.
    10.103(15)    Subdivision Improvement Agreement dated March 7, 1995
                  between Preferred Equities Corporation and the Board of
                  County Commissioners of the County of Nye, State of Nevada.
    10.104(15)    Subdivision Improvement Agreement dated February 20, 1996
                  between Preferred Equities Corporation and the Board of
                  County Commissioners of the County of Nye, State of Nevada.
    10.105(15)    Subdivision Improvement Agreement dated February 20, 1996
                  between Preferred Equities Corporation and the Board of
                  County Commissioners of the County of Nye, State of Nevada.
    10.106(15)    Subdivision Improvement Agreement dated December 17, 1996
                  between Preferred Equities Corporation and the Board of
                  County Commissioners of the County of Nye, State of Nevada.
    10.107(15)    Subdivision Improvement Agreement dated December 17, 1996
                  between Preferred Equities Corporation and the Board of
                  County Commissioners of the County of Nye, State of Nevada.
    10.108(15)    Subdivision Improvement Agreement dated December 17, 1996
                  between Preferred Equities Corporation and the Board of
                  County Commissioners of the County of Nye, State of Nevada.
    10.109(15)    Subdivision Improvement Agreement dated December 17, 1996
                  between Preferred Equities Corporation and the Board of
                  County Commissioners of the County of Nye, State of Nevada.
    10.110(15)    Subdivision Improvement Agreement dated December 17, 1996
                  between Preferred Equities Corporation and the Board of
                  County Commissioners of the County of Nye, State of Nevada.
    10.111(15)    Commitment letter between Preferred Equities Corporation and
                  FINOVA Capital Corporation dated March 3, 1997.
    10.112(15)    Employment Agreement between Mego Financial Corp. and Irving
                  J. Steinberg dated August 1, 1996.
    10.113(16)    Employment Agreement between Jerome J. Cohen and Mego
                  Financial Corp. dated September 1, 1996.
    10.114(16)    Purchase and Servicing Agreement between Preferred Equities
                  Corporation as Seller and BankBoston, N.A. as Purchaser
                  dated May 30, 1997.
    10.115(16)    Second Amended and Restated and Consolidated Loan and
                  Security Agreement between Preferred Equities Corporation as
                  Borrower and FINOVA Capital Corporation as lender, dated May
                  15, 1997.
    10.116(16)    Form of Owners Association Agreement between Resort
                  Condominiums International, Inc. and Homeowners Associations
                  with schedule listing the associations.

      EXHIBIT
       NUMBER                             DESCRIPTION
      -------                             -----------
    10.117(16)    Loan Purchase Agreement dated as of November 1, 1996 between
                  Financial Asset Securities Corp. and Mego Mortgage
                  Corporation.
    10.118(16)    Pooling and Servicing Agreement dated as of November 1, 1996 among Financial Asset Securities Corp., Mego Mortgage
                  Corporation, Norwest Bank Minnesota, N.A. and First Trust of
                  New York, National Association.
    10.119(16)    Home Loan Purchase Agreement dated as of March 1, 1997
                  between Financial Asset Securities Corp. and Mego Mortgage
                  Corporation.
    10.120(16)    Sale and Servicing Agreement dated as of March 1, 1997 among
                  Mego Mortgage Home Loan Owner Trust 1997-1, Financial Asset
                  Securities Corp., Mego Mortgage Corporation, Norwest Bank
                  Minnesota, N.A. and First Trust of New York, National
                  Association.
    10.121(16)    Trust Agreement dated as of March 1, 1997 among Financial
                  Asset Securities Corp., Mego Mortgage Corporation,
                  Wilmington Trust Company and First Trust of New York,
                  National Association.
    10.122(16)    Home Loan Purchase Agreement dated as of May 1, 1997 between
                  Financial Asset Securities Corp. and Mego Mortgage
                  Corporation.
    10.123(16)    Sale and Servicing Agreement dated as of May 1, 1997 among
                  Mego Mortgage Home Loan Owner Trust 1997-2, Financial Asset
                  Securities Corp., Mego Mortgage Corporation, Norwest Bank
                  Minnesota N.A. and First Trust of New York, National
                  Association.
    10.124(16)    Trust Agreement dated as of May 1, 1997 among Financial
                  Asset Securities Corp., Mego Mortgage Corporation,
                  Wilmington Trust Company and First Trust of New York,
                  National Association.
    10.125(16)    Home Loan Purchase Agreement dated as of June 14, 1997
                  between Financial Asset Securities Corp. and Mego Mortgage
                  Corporation.
    10.126(16)    Sale and Servicing Agreement dated as of June 14, 1997 among
                  Mego Mortgage Home Loan Owner Trust 1997-3, Financial Asset
                  Securities Corp., Mego Mortgage Corporation, Norwest Bank
                  Minnesota N.A. and First Trust of New York, National
                  Association.
    10.127(13)    Agreement between Mego Financial Corp. and Mego Mortgage
                  Corporation dated August 29, 1997.
    10.128(17)    Sub-Servicing Agreement dated September 1, 1996, as amended
                  September 2, 1997, between Mego Financial Corp., Mego
                  Mortgage Corporation and Preferred Equities Corporation.
    10.129(17)    Third Amendment to Assignment and Assumption Agreement by
                  and between RER Corp., Comay Corp., Growth Realty, Inc. and
                  H&H Financial, Inc. and Mego Financial Corp. dated August
                  20, 1997.
    10.130(17)    Loan and Security Agreement between Litchfield Financial
                  Corporation and Preferred Equities Corporation dated July
                  30, 1997.
    10.131(17)    Employment Agreement between Stuart Harelik and Mego
                  Financial Corp. dated October 9, 1996.
    10.132(17)    Employment Agreement between Jon A. Joseph and Mego
                  Financial Corp. dated August 31, 1997.
    10.133(17)    Agreement between the Company and Herbert B. Hirsch dated
                  September 2, 1997 relating to a severance payment.

      EXHIBIT
       NUMBER                             DESCRIPTION
      -------                             -----------
    10.134(17)    Agreement between the Company and Don A. Mayerson dated
                  September 2, 1997 relating to a severance payment.
    10.135(17)    Amendment to Services and Consulting Agreement between Mego
                  Mortgage Corporation and Preferred Equities Corporation
                  dated January 20, 1998.
    10.136(17)    Amendment to Loan Program Sub-Servicing Agreement between
                  Mego Mortgage Corporation and Preferred Equities Corporation
                  dated January 20, 1998.
    10.137(17)    Agreement between Mego Mortgage Corporation and Preferred
                  Equities Corporation, dated February 9, 1998, regarding
                  assignment of rights related to the Loan Program Sub-
                  Servicing Agreement to Greenwich Capital Markets, Inc.
    10.138(17)    Mortgage Loan Facility Agreement between FINOVA Capital
                  Corporation and Preferred Equities Corporation dated
                  February 18, 1998.
    10.139(18)    Termination of Services and Consulting Agreement between
                  Mego Mortgage Corporation and Preferred Equities
                  Corporation, dated April 22, 1998.
    10.140(18)    Settlement letter from Mego Financial Corp. to Mego Mortgage
                  Corporation dated June 26, 1998.
    10.141(18)    Settlement letter from Preferred Equities Corporation to
                  Mego Mortgage Corporation dated June 26, 1998.
    10.142        Amended and Restated Real Estate Purchase and Sales
                  Agreement by and among Preferred Equities as borrower and
                  Mercantile Equities Corporation and Hartsel Springs Ranch of
                  Colorado, Inc., as Noteholder dated as of November 25, 1997.
    10.143        Letter Amendment to General Loan and Security Agreement
                  dated December 1, 1997, between Steamboat Suites, Inc. and
                  Textron Financial Corporation.
    10.144        Mortgage Loan Facility Agreement between FINOVA Capital
                  Corporation and Preferred Equities Corporation dated March
                  20, 1998.
    10.145        Loan and Security Agreement dated August 12, 1998 between
                  Preferred Equities Corporation as Borrower and Dorfinco
                  Corporation as Lender and the related Promissory Note.
    10.146        Post-72 Lots Purchase Money Promissory Note by and among
                  Preferred Equities and Mercantile Equities Corporation and
                  Hartsel Springs Ranch of Colorado, Inc. dated as of February
                  20, 1998.
    10.147        Purchase Money Promissory Note by and among Preferred
                  Equities as borrower and Mercantile Equities Corporation and
                  Hartsel Springs Ranch of Colorado, Inc., as Noteholder dated as of February 20, 1998.
    10.148        Compensation Agreement between Frederick H. Conte and
                  Preferred Equities Corporation dated September 1, 1998.
    10.149        Form of Indemnification Agreement, each dated as of
                  September 23, 1998 between the Company and each of Robert
                  Nederlander, Jerome J. Cohen, Eugene I. Schuster, Herbert B.
                  Hirsch, John E. McConnaughy, Jr., Wilbur L. Ross, Jr. and
                  Don A. Mayerson.
    21.1(19)      List of subsidiaries.
    27.1          Financial Data Schedule (for SEC use only).

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

(13) Filed as part of Mego Mortgage Corporation's Form 10-K for fiscal year ended August 31, 1996 and incorporated herein by reference.

(14) Filed as part of the Company's Form 10-Q for the quarter ended November 30, 1996 and incorporated herein by reference.

(15) Filed as part of the Company's Form 10-Q for the quarter ended February 28, 1997 and incorporated herein by reference.

(16) Filed as part of the Company's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(17) Filed as part of the Company's Form 10-Q for the quarter ended February 28, 1998 and incorporated herein by reference.

(18) Filed as part of the Company's Form 10-Q for the quarter ended May 31, 1998 and incorporated herein by reference.

(19) Filed as part of the Company's Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.

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

                                          MEGO FINANCIAL CORP.

Date: November 23, 1998                   By:      /s/ JEROME J. COHEN
                                          --------------------------------------
                                              Jerome J. Cohen, President and
                                                         Director

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

                       SIGNATURE                                    TITLE                  DATE
                       ---------                                    -----                  ----

/s/ ROBERT NEDERLANDER                                      Chairman of the          November 23, 1998
--------------------------------------------------------    Board, Chief
Robert Nederlander                                          Executive Officer and
                                                            Director

/s/ JEROME J. COHEN                                         President and            November 23, 1998
--------------------------------------------------------    Director
Jerome J. Cohen

/s/ HERBERT B. HIRSCH                                       Senior Vice              November 23, 1998
--------------------------------------------------------    President, Chief
Herbert B. Hirsch                                           Financial Officer,
                                                            Treasurer and
                                                            Director

/s/ EUGENE I. SCHUSTER                                      Vice President and       November 23, 1998
--------------------------------------------------------    Director
Eugene I. Schuster

/s/ CHARLES G. BALTUSKONIS                                  Vice President and       November 23, 1998
--------------------------------------------------------    Chief Accounting
Charles G. Baltuskonis                                      Officer

/s/ WILBUR L. ROSS, JR.                                     Director                 November 23, 1998
--------------------------------------------------------
Wilbur L. Ross, Jr.

/s/ JOHN E. MCCONNAUGHY, JR.                                Director                 November 23, 1998
--------------------------------------------------------
John E. McConnaughy, Jr.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE NO.
                                                              ----------
Independent Auditors' Report................................         F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets at August 31, 1998 and 1997...         F-3
  Consolidated Statements of Operations -- Years Ended
     August 31, 1998, 1997 and 1996.........................         F-4
  Consolidated Statements of Stockholders' Equity -- Years
     Ended August 31, 1998, 1997 and 1996...................         F-5
  Consolidated Statements of Cash Flows -- Years Ended
     August 31, 1998, 1997 and 1996.........................   F-6 - F-7
Notes to Consolidated Financial Statements..................  F-8 - F-35

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Mego Financial Corp. and Subsidiaries
Las Vegas, Nevada

     We have audited the accompanying consolidated balance sheets of Mego Financial Corp. and its subsidiaries (the Company) as of August 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mego Financial Corp. and its subsidiaries at August 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1998 in conformity with generally accepted accounting principles.

                                          DELOITTE & TOUCHE LLP

San Diego, California
November 9, 1998

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                   AUGUST 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Cash and cash equivalents...................................  $  1,813    $ 10,376
Restricted cash.............................................     1,694       2,049
Notes receivable, net of allowance for cancellations and
  discounts of $12,403 and $11,341 at August 31, 1998 and
  1997, respectively........................................    47,789      34,274
Interest only receivables, at fair value....................     3,367       3,296
Timeshare interests held for sale...........................    35,798      35,088
Land and improvements inventory.............................     7,965       2,206
Other investments...........................................     4,395       2,149
Property and equipment, net of accumulated depreciation of
  $14,119 and $15,292 at August 31, 1998 and 1997,
  respectively..............................................    23,950      24,220
Deferred selling costs......................................     3,719       3,153
Prepaid debt expenses.......................................     1,431       1,286
Other assets................................................    10,155       6,930
Net assets of discontinued operations.......................        --      53,276
                                                              --------    --------
          TOTAL ASSETS......................................  $142,076    $178,303
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes and contracts payable...............................  $ 81,986    $ 65,569
  Accounts payable and accrued liabilities..................    19,098      17,202
  Reserve for notes receivable sold with recourse...........     6,620       8,703
  Deposits..................................................     4,877       2,983
  Negative goodwill.........................................        --          53
  Accrued income taxes......................................     4,468       6,235
                                                              --------    --------
          Total liabilities before subordinated debt........   117,049     100,745
                                                              --------    --------
Subordinated debt...........................................     4,348       4,321
Redeemable preferred stock, Series A, 12% cumulative
  preferred stock, $.01 par value, $10 redemption value, 0
  shares issued and outstanding at August 31, 1998 and
  1997......................................................        --          --
Stockholders' equity:
  Preferred stock, $.01 par value (authorized--5,000,000
     shares)................................................        --          --
  Common stock, $.01 par value (authorized--50,000,000
     shares); issued and outstanding--21,009,506 at August
     31, 1998 and 1997......................................       210         210
  Additional paid-in capital................................    12,789      34,524
  Retained earnings.........................................     7,680      38,503
                                                              --------    --------
          Total stockholders' equity........................    20,679      73,237
                                                              --------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $142,076    $178,303
                                                              ========    ========

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                  FOR THE YEARS ENDED AUGUST 31,
                                                              ---------------------------------------
                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
REVENUES OF CONTINUING OPERATIONS
  Timeshare interest sales, net.............................  $    37,713   $    32,253   $    27,778
  Land sales, net...........................................       13,812        16,626        17,968
  Gain on sale of notes receivable..........................          656         2,013         1,116
  Interest income...........................................        7,161         7,168         6,594
  Financial income..........................................        3,304         2,922         1,253
  Incidental operations.....................................        2,831         3,050         2,995
  Other.....................................................        3,113         3,464         2,948
                                                              -----------   -----------   -----------
          Total revenues of continuing operations...........       68,590        67,496        60,652
                                                              -----------   -----------   -----------
COSTS AND EXPENSES OF CONTINUING OPERATIONS
  Direct cost of:
     Timeshare interest sales...............................        7,375         5,922         3,998
     Land sales.............................................        1,770         1,571         1,844
     Incidental operations..................................        2,644         2,984         2,257
  Marketing and sales.......................................       34,167        34,078        30,351
  Depreciation..............................................        2,245         1,964         1,526
  Interest expense..........................................        7,850         8,458         7,314
  General and administrative................................       17,736        17,175        15,849
                                                              -----------   -----------   -----------
          Total costs and expenses of continuing
            operations......................................       73,787        72,152        63,139
                                                              -----------   -----------   -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.........       (5,197)       (4,656)       (2,487)
INCOME TAXES (BENEFIT)......................................       (1,968)      (12,662)       (1,068)
                                                              -----------   -----------   -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................       (3,229)        8,006        (1,419)
INCOME FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES OF
  $9,062 AND $4,235 FOR 1997 AND 1996, RESPECTIVELY, AND
  MINORITY INTEREST OF $2,358 FOR 1997......................           --        11,334         6,270
                                                              -----------   -----------   -----------
NET INCOME (LOSS)...........................................       (3,229)       19,340         4,851
CUMULATIVE PREFERRED STOCK DIVIDENDS........................           --            --           240
                                                              -----------   -----------   -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK................  $    (3,229)  $    19,340   $     4,611
                                                              ===========   ===========   ===========
EARNINGS (LOSS) PER COMMON SHARE
  Basic:
     Income (loss) from continuing operations...............  $     (0.15)  $      0.43   $     (0.08)
     Income from discontinued operations....................           --          0.61          0.34
     Cumulative preferred stock dividends...................           --            --         (0.01)
                                                              -----------   -----------   -----------
     Net income (loss) applicable to common stock...........  $     (0.15)  $      1.04   $      0.25
                                                              ===========   ===========   ===========
Weighted-average number of common shares and common share
  equivalents outstanding...................................   21,009,506    18,657,224    18,117,122
                                                              ===========   ===========   ===========
  Diluted:
     Income (loss) from continuing operations...............  $     (0.15)  $      0.41   $     (0.08)
     Income from discontinued operations....................           --          0.58          0.33
     Cumulative preferred stock dividends...................           --            --         (0.01)
                                                              -----------   -----------   -----------
     Net income (loss) applicable to common stock...........  $     (0.15)  $      0.99   $      0.24
                                                              ===========   ===========   ===========
Weighted-average number of common shares and common share
  equivalents outstanding...................................   21,009,506    19,528,470    19,114,888
                                                              ===========   ===========   ===========

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                              COMMON STOCK
                                             $.01 PAR VALUE      ADDITIONAL
                                           -------------------    PAID-IN     RETAINED
                                             SHARES     AMOUNT    CAPITAL     EARNINGS    TOTAL
                                           ----------   ------   ----------   --------   --------
Balance at September 1, 1995.............  18,087,556    $180     $  4,498    $ 14,552   $ 19,230
Issuance of common stock in connection
  with the exercise of stock options.....       2,218       1            9          --         10
Issuance of common stock in connection
  with redemption of preferred stock.....     343,347       3        1,997          --      2,000
Dividends on preferred stock.............          --      --           --        (240)      (240)
Net income...............................          --      --           --       4,851      4,851
                                           ----------    ----     --------    --------   --------
Balance at August 31, 1996...............  18,433,121     184        6,504      19,163     25,851
Gain on sale of stock of subsidiary......          --      --       13,085          --     13,085
Issuance of warrants in connection with
  commitment received....................          --      --        3,000          --      3,000
Issuance of common stock in connection
  with the exercise of common stock
  warrants...............................   2,300,000      23       11,712          --     11,735
Issuance of common stock in connection
  with exercise of stock options.........     276,385       3          223          --        226
Net income...............................          --      --           --      19,340     19,340
                                           ----------    ----     --------    --------   --------
Balance at August 31, 1997...............  21,009,506     210       34,524      38,503     73,237
Distribution of MMC common stock in
  connection with spin-off and
  adjustments of receivable from MMC.....          --      --      (21,735)    (27,594)   (49,329)
Net loss.................................          --      --           --      (3,229)    (3,229)
                                           ----------    ----     --------    --------   --------
Balance at August 31, 1998...............  21,009,506    $210     $ 12,789    $  7,680   $ 20,679
                                           ==========    ====     ========    ========   ========

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED AUGUST 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $ (3,229)  $ 19,340   $  4,851
                                                              --------   --------   --------
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Amortization of negative goodwill......................       (53)       (29)       (49)
     Charges to allowance for cancellations.................    (5,984)   (10,470)    (6,918)
     Provision for cancellations............................     4,827     10,219      9,778
     Gain on sale of notes receivable.......................      (656)    (2,013)    (1,116)
     Provision for uncollectible owners' association
       advances.............................................      (403)       275         12
     Cost of sales..........................................     9,145      7,493      5,842
     Depreciation...........................................     2,245      1,964      1,526
     Gain on sale of stock subsidiary.......................        --     13,085         --
     Additions to interest only receivables.................      (523)    (1,543)      (781)
     Amortization of interest only receivables..............       452        394        716
     Repayments on notes receivable, net....................    36,669     34,243     26,596
     Additions to notes receivable..........................   (57,789)   (55,469)   (51,535)
     Proceeds from sale of notes receivable.................     9,418     30,117     16,003
     Purchase of land and timeshare interests...............   (15,614)    (8,911)   (20,883)
     Additions to other receivables.........................    (4,193)        --         --
     Decreases to other receivables.........................     8,140         --         --
     Changes in operating assets and liabilities:
       Decrease in restricted cash..........................       355        134      1,752
       Increase in other assets.............................    (5,050)    (1,328)      (957)
       Decrease (increase) in deferred selling costs........      (566)      (252)       431
       Increase in accounts payable and accrued
          liabilities.......................................     1,896      1,606      3,837
       Increase (decrease) in deposits......................     1,894         12       (648)
       Decrease in payable to assignors.....................        --     (2,579)        --
       Increase (decrease) in accrued income taxes..........    (1,767)    (3,836)     2,232
                                                              --------   --------   --------
          Total adjustments.................................   (17,557)    13,112    (14,162)
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................   (20,786)    32,452     (9,311)
                                                              --------   --------   --------
NET CASH USED IN DISCONTINUED OPERATIONS....................        --    (19,762)   (11,280)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment........................    (2,334)    (6,811)    (8,690)
  Proceeds from sale of property and equipment..............       359         24         19
  Additions to other investments............................    (2,246)      (769)    (1,381)
  Decreases in other investments............................        --        592        940
                                                              --------   --------   --------
          Net cash used in investing activities.............    (4,221)    (6,964)    (9,112)
                                                              --------   --------   --------

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                  (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED AUGUST 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings..................................    51,311     38,568     54,551
  Reduction of debt.........................................   (34,894)   (43,251)   (27,801)
  Preferred stock dividends.................................        --         --       (240)
  Redemption of preferred stock.............................        --         --     (1,000)
  Increase in additional paid-in capital due to exercise of
     warrants...............................................        --      7,472         --
  Increase in additional paid-in capital due to exercise of
     stock options..........................................        --        223          9
  Increase in common stock due to exercise of stock
     options................................................        --          3          1
  Increase in common stock due to exercise of warrants......        --         13         --
  Payments on subordinated debt.............................      (640)    (2,429)    (1,000)
  Increase in subordinated debt.............................       667      1,309      1,339
                                                              --------   --------   --------
          Net cash provided by financing activities.........    16,444      1,908     25,859
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (8,563)     7,634     (3,844)
CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR..............    10,376      2,742      6,586
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS -- END OF YEAR....................  $  1,813   $ 10,376   $  2,742
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
     Interest, net of amounts capitalized...................  $  7,595   $  8,193   $  9,136
                                                              ========   ========   ========
     Income taxes...........................................  $     --   $     --   $     25
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
  In connection with the securitization of loans and
     creation of mortgage related securities, the Company
     retained interest only securities and residual interest
     securities (included in net assets of discontinued
     operations)............................................  $     --   $     --   $ 20,096
                                                              ========   ========   ========
  Redemption of preferred stock through issuance of common
     stock..................................................  $     --   $     --   $  2,000
                                                              ========   ========   ========
  In connection with the acquisition of certain timeshare
     interest held for sale.................................  $     --   $     --   $    245
                                                              ========   ========   ========
  Issuance of warrants for 1,000,000 shares of common stock
     in connection with commitment received.................  $     --   $  3,000   $     --
                                                              ========   ========   ========
  Reduction of subordinated debt to assignors in connection
     with the exercise of 1,000,000 common stock warrants...  $     --   $  4,250   $     --
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

 1. NATURE OF OPERATIONS

     Mego Financial Corp. (Mego Financial) is a premier developer of timeshare properties and a provider of consumer financing to purchase timeshare intervals and land parcels through its wholly-owned subsidiary, Preferred Equities Corporation (PEC), established in 1970. PEC is engaged primarily in originating, selling, servicing and financing consumer receivables generated through timeshare and land sales. Mego Financial and its subsidiaries are herein individually or collectively referred to as the Company as the context requires. PEC markets and finances timeshare interests and land in select resort areas. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it sells and generally services. Mego Financial was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp. In February 1988, Mego Financial acquired PEC, pursuant to an assignment by the Assignors, as defined below, of their contract right to purchase PEC. See Note 2 for further discussion.

     To facilitate its sales of timeshare interests, the Company has entered into several trust agreements. The trustees administer the collection of the related notes receivable. The Company has assigned title to certain of its resort properties in Nevada and its interest in certain related notes receivable to the trustees.

     In 1992, Mego Financial organized a subsidiary, Mego Mortgage Corporation
(MMC), which has been a specialized consumer finance company that originates, purchases, sells, securitizes and services consumer loans consisting primarily of conventional uninsured home improvement and debt consolidation loans. After an initial public offering (the IPO) of MMC common stock in November 1996, Mego Financial held 81.3% of the outstanding stock of MMC. On September 2, 1997, Mego Financial distributed all of its remaining 10,000,000 shares of MMC's common stock to Mego Financial's shareholders in a tax-free spin-off (the Spin-off). See Notes 3 and 19. Since the Spin-off, PEC has represented substantially all of Mego Financial's operations.

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

     The right to purchase shares from PEC was obtained by Mego Financial pursuant to the Assignment, which assigned to Mego Financial the right to purchase shares from PEC pursuant to the Stock Purchase and Redemption Agreement, dated October 6, 1987, between PEC and the Assignors, as amended on October 25, 1987. Consideration for the Assignment consisted of promissory notes (Purchase Notes) from Mego Financial to the Assignors in the aggregate amount of $2,000,000 and additional payments to the Assignors as described below. The Purchase Notes were paid in full prior to August 31, 1988. After the payment of the Purchase Notes, the Assignors were entitled to receive from Mego Financial on a quarterly basis, as determined as of the end of each quarter, additional payments equal in the aggregate to 63% of PEC's consolidated unrestricted cash balances, for a period ended on January 31, 1995. The additional payments were collateralized by a pledge of PEC stock to the Assignors.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

     On March 2, 1995, Mego Financial entered into the Second Amendment to Assignment and Assumption Agreement (Amendment) whereby the Assignors agreed to defer payment of $10,000,000 of the amount payable to Assignors and to subordinate such amount constituting (Subordinated Debt), in right of payment to debt for money borrowed by Mego Financial or obligations of subsidiaries guaranteed by Mego Financial. Warrants (Warrants) for 1,000,000 shares of Mego Financial common stock, at an exercise price of $4.25 per share (the closing market price per share on March 2, 1995) were granted to the Assignors in consideration of the payment deferral and subordination. The Warrants were exercised in August 1997, in a non-cash transaction, whereby the Subordinated Debt was reduced by $4,250,000. The Amendment calls for interest to be paid semiannually at the rate of 10% per annum starting September 1, 1995, and 7 equal semi-annual payments of $1,429,000 plus interest, which commenced March 1, 1997. However, in connection with the reduction of the Subordinated Debt, payments aggregating $4,250,000 have been deemed paid and the semiannual payments will resume in March 1999 with a partial payment in September 1998, pursuant to the Third Amendment to the Assignment and Assumption Agreement. The Subordinated Debt is collateralized by a pledge of PEC's outstanding stock. See Notes 14 and 19 for further discussion.

 3. DISCONTINUED OPERATIONS

     On September 2, 1997, Mego Financial distributed all of its 81.3% interest in MMC comprised of 10,000,000 shares of MMC's common stock to Mego Financial's shareholders in the Spin-off. MMC's financial results have been accounted for as discontinued operations and, accordingly, the Company reclassified its Consolidated Financial Statements for all periods presented prior to that date. In April 1998, an agreement was made to adjust the balance due on a $10,100,000 receivable at August 31, 1997 by a reduction of the income tax portion in the amount of $5,283,000 previously deemed owed by MMC to the Company under a Tax Allocation and Indemnity Agreement dated November 19, 1996 (Tax Agreement) since that amount was no longer payable under that agreement. As of the date of the April 1998 agreement, MMC owed the Company an estimated total of $6,153,000, of which $5,283,000 was the estimated amount due to the Company under the Tax Agreement prior to the Spin-off. An agreement was subsequently made to settle the remaining $870,000 balance due the Company by MMC. In consideration of this settlement, MMC paid the entire amount of $1,574,000, which was separately owed to PEC, in June 1998. Following this transaction, MMC had no outstanding indebtedness to the Company. The net effect of the Spin-off resulted in the Company recording a distribution in the amount of $49,329,000 for financial statement purposes in fiscal 1998.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

     The summarized components of the net assets of discontinued operations at August 31, 1997 were as follows (thousands of dollars):

Cash and cash equivalents, including restricted cash........  $ 12,994
Loans held for sale, net....................................     9,523
Mortgage related securities.................................   106,299
Mortgage servicing rights...................................     9,507
Other receivables...........................................     7,945
Property and equipment, net.................................     2,153
Other.......................................................     5,779
                                                              --------
          Total assets......................................   154,200
                                                              --------
Notes and contracts payable.................................    35,572
Accounts payable and accrued liabilities....................     7,759
Other liabilities and obligations...........................    57,762
                                                              --------
          Total liabilities.................................   101,093
                                                              --------
Due to Mego Financial.......................................    10,100
Undistributed minority interest in discontinued
  operations................................................    (9,931)
                                                              --------
Net assets of discontinued operations.......................  $ 53,276
                                                              ========

     Operating results of the discontinued operations were as follows (thousands of dollars):

                                                              FOR THE YEARS ENDED
                                                                   AUGUST 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
REVENUES
Gain on sale of loans and mortgage related securities.......  $48,641     $19,236
Interest income, net........................................    3,133         988
Financial income and other..................................    3,036       3,348
                                                              -------     -------
          Total revenues....................................   54,810      23,572
                                                              -------     -------
EXPENSES
Operating expenses..........................................   25,511      12,845
Net provision for credit losses.............................    6,300          55
Interest expense............................................      245         167
                                                              -------     -------
          Total expenses....................................   32,056      13,067
                                                              -------     -------
Income before income taxes..................................   22,754      10,505
Income taxes................................................    9,062       4,235
Minority interest in discontinued operations................    2,358          --
                                                              -------     -------
Net income from discontinued operations.....................  $11,334     $ 6,270
                                                              =======     =======

 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Basis of Presentation -- The accompanying consolidated financial statements include the accounts of Mego Financial and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 1 for further discussion. The accompanying Consolidated Statements of Operations reflect the operating results of MMC as discontinued operations for fiscal 1997 and 1996 in accordance with Accounting Principles Board (APB) Opinion No. 30. Prior period operating results have been restated to reflect continuous operations. The footnote information presented

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

herein applies only to the continuing operations of Mego Financial unless otherwise stated. See Note 3 for further discussion.

     Parent Company Only Basis -- At August 31, 1998 and 1997, Mego Financial, on a "parent company only" basis, reflected total assets of $29,495,000 and $98,157,000, respectively, which were comprised principally of its equity investment in subsidiaries of $27,294,000 and $79,723,000, respectively, and liabilities of $4,468,000 and $10,669,000, respectively, excluding subordinated debt. The decrease reflected above is primarily due to the distribution of MMC common stock totaling $49.3 million in connection with the Spin-off including the adjustment of a receivable from MMC. At August 31, 1998, liabilities were comprised principally of accrued income taxes of $4,468,000, excluding subordinated debt. At August 31, 1997, liabilities were comprised principally of accrued income taxes of $6,235,000 and payable to PEC of $3,072,000, excluding subordinated debt. At August 31, 1998 and 1997, subordinated debt of $4,348,000 and $4,321,000, respectively, was outstanding. See Notes 2 and 19 for further discussion.

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

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

     Utility Accounting Policies -- The Company, through a wholly-owned subsidiary, provides water and sewer services to customers in the Pahrump valley of Nevada. This subsidiary is subject to regulation by the Public Utilities Commission of Nevada and the Company's accounting policies conform to generally accepted accounting principles as applied in the case of regulated public utilities in accordance with the accounting requirements of the regulatory authority having jurisdiction. Contributions in aid of construction (CIAC) received by the Company from its customers are included as a separate liability and amortized over the period of 9 - 25 years, which represents the estimated remaining useful life of the corresponding improvements. Amortization of CIAC reduces depreciation expense. CIAC is included in accounts payable and accrued liabilities in the amounts of $8,264,000 and $6,409,000 at August 31, 1998 and 1997, respectively. The Company excludes from the CIAC liability a sum equal to the income taxes related to the receipt of CIAC funds.

     Reserve for Notes Receivable Sold with Recourse -- Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company. The reserve for notes receivable sold with recourse represents the Company's estimate of the fair value of future credit losses to be incurred over the lives of the notes receivable. Proceeds from the sale of notes receivable sold with recourse were $9,418,000, $30,117,000 and $16,003,000 for the years ended August 31, 1998, 1997 and 1996, respectively. A liability for reserve for notes receivable sold with recourse is established at the time of each sale based upon the Company's estimate of the future fair value of the recourse obligation under each agreement of sale.

     Income Taxes -- The Company utilizes the provisions of SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the Company to adhere to an asset/liability approach for financial accounting and reporting for income taxes. Income tax expense is provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the bases of the balance sheet for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when they are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. See Note 16.

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

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

     For land sales made at a location other than at the property, the purchaser may cancel the contract within a specified inspection period, usually five months from the date of purchase, provided that the purchaser is not in default under the terms of the contract. At August 31, 1998, $730,000 of recognized sales remain subject to such cancellation. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, all payments are generally retained by the Company.

     If the underlying note receivable is at a "below market" interest rate, a discount is applied to the note receivable balance and amortized over its term so that the effective yield is 10%.

     Notes receivable with payment delinquencies of 90 days or more have been considered in determining the allowance for cancellations. Cancellations occur when the note receivable is determined to be uncollectible and the related collateral, if any, has been recovered. Cancellation of a sale in the quarter the revenue is recognized is deemed to not represent a sale and is accounted for as a reversal of the revenue with an adjustment to cost of sales. Cancellation of a note receivable subsequent to the quarter the revenue was recognized is charged to the allowance for cancellations.

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

     The present values of expected net cash flows from the sale of notes receivable are recorded at the time of sale as interest only receivables. Interest only receivables are amortized as a charge to income, as payments are received on the retained interest differential over the estimated life of the underlying notes receivable. Interest only receivables are recorded at the lower of unamortized cost or estimated fair value. Reserve for notes receivable sold with recourse represents the Company's estimate of losses to be incurred in connection with the recourse provisions of the sales agreements and is shown separately as a liability in the Company's Consolidated Balance Sheets.

     In discounting cash flows related to notes receivable sales, the Company defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate which averaged 15% in each of fiscal years 1998, 1997 and 1996. The Company has developed its assumptions based on experience with its own portfolio, available market data and consultation with its financial advisors.

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

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

     Timeshare Owners' Associations -- The Company incurs a portion of operating expenses of the timeshare owners' associations based on ownership of the unsold timeshare interests at each of the respective timeshare properties. These costs are referred to as Association Assessments and are included in the Consolidated Statements of Operations in general and administrative expense. Management fees and costs received from the associations are included in other revenues. See
Note 19.

     Income (Loss) Per Common Share -- Basic income (loss) per common share is based on the net income (loss) applicable to common stock for each period divided by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income applicable to common stock by the weighted-average number of common shares plus common share equivalents. Income (loss) from continuing operations per share, income (loss) from discontinued operations per share and gain on prior discontinued operations per share, are also disclosed due to the Spin-off of MMC. See Note 3. In loss periods, anti-dilutive common share equivalents are excluded.

     Recently Issued Accounting Standards -- The Financial Accounting Standards Board (the FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which established financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company elected to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS 123, and accordingly provides pro forma disclosure in Note 17.

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

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

     An entity that reports discontinued operations is required to present Basic and Diluted EPS for each of the income related line items. Data utilized in calculating pro forma earnings per share under SFAS 128 are as follows (thousands of dollars, except share amounts):

                                                      FOR THE YEARS ENDED AUGUST 31,
                                                  ---------------------------------------
                                                     1998          1997          1996
                                                  -----------   -----------   -----------
BASIC:
  Income (loss) from continuing operations......  $    (3,229)  $     8,006   $    (1,419)
  Income from discontinued operations...........           --        11,334         6,270
  Preferred stock dividends.....................           --            --          (240)
                                                  -----------   -----------   -----------
  Net income (loss).............................  $    (3,229)  $    19,340   $     4,611
                                                  ===========   ===========   ===========
  Weighted-average number of common shares
     outstanding................................   21,009,506    18,657,224    18,117,122
                                                  ===========   ===========   ===========
DILUTED:
  Income (loss) from continuing operations......  $    (3,229)  $     8,006   $    (1,419)
  Income from discontinued operations...........           --        11,334         6,270
  Preferred stock dividends.....................           --            --          (240)
                                                  -----------   -----------   -----------
  Net income (loss).............................  $    (3,229)  $    19,340   $     4,611
                                                  ===========   ===========   ===========
  Weighted-average number of common shares and
     common share equivalents outstanding.......   21,009,506    19,528,470    19,114,888
                                                  ===========   ===========   ===========

     The following table reconciles income (loss) from continuing operations, basic and diluted shares and EPS for the following periods (thousands of dollars, except per share amounts):

                                                                    FOR THE YEARS ENDED AUGUST 31,
                                     --------------------------------------------------------------------------------------------
                                                 1998                            1997                           1996
                                     -----------------------------   ----------------------------   -----------------------------
                                                             PER-                           PER-                            PER-
                                     INCOME                 SHARE    INCOME                SHARE    INCOME                 SHARE
                                     (LOSS)      SHARES     AMOUNT   (LOSS)     SHARES     AMOUNT   (LOSS)      SHARES     AMOUNT
                                     -------   ----------   ------   ------   ----------   ------   -------   ----------   ------
Income (loss) from continuing
  operations.......................  $(3,229)                        $8,006                         $(1,419)
BASIC EPS
Income (loss) from continuing
  operations.......................   (3,229)  21,009,506   $(0.15)   8,006   18,657,224   $0.43     (1,419)  18,117,122   $(0.08)
                                     -------   ----------   ======   ------   ----------   =====    -------   ----------   ======
Effect of dilutive securities:
  Warrants.........................       --           --                --      620,133                 --      735,870
  Stock options....................       --           --                --      251,113                 --      261,896
                                     -------   ----------            ------   ----------            -------   ----------
DILUTED EPS
Income (loss) from continuing
  operations and assumed
  conversions......................  $(3,229)  21,009,506   $(0.15)  $8,006   19,528,470   $0.41    $(1,419)  19,114,888   $(0.08)
                                     =======   ==========   ======   ======   ==========   =====    =======   ==========   ======

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

     The following table reconciles income from discontinued operations, net of tax and minority interest, basic and diluted shares, and EPS for the following periods (thousands of dollars, except per share amounts):

                                                        FOR THE YEARS ENDED AUGUST 31,
                                         ------------------------------------------------------------
                                                     1997                            1996
                                         -----------------------------   ----------------------------
                                                                 PER-                           PER-
                                                                SHARE                          SHARE
                                         INCOME      SHARES     AMOUNT   INCOME     SHARES     AMOUNT
                                         -------   ----------   ------   ------   ----------   ------
Income from discontinued
  operations(1)........................  $13,692                         $6,270
Less: Minority interest in discontinued
  operations...........................    2,358                             --
                                         -------                         ------
BASIC EPS
Income from discontinued operations....   11,334   18,657,224   $0.61     6,270   18,117,122   $0.34
                                         -------   ----------   =====    ------   ----------   =====
Effect of dilutive securities:
  Warrants.............................       --      620,133                --      735,870
  Stock options........................       --      251,113                --      261,896
                                         -------   ----------            ------   ----------
DILUTED EPS
Income from discontinued operations and
  assumed conversions..................  $11,334   19,528,470   $0.58    $6,270   19,114,888   $0.33
                                         =======   ==========   =====    ======   ==========   =====

---------------
(1) Net of income taxes of $9,062 and $4,235 for 1997 and 1996, respectively.

     The following table reconciles the net income (loss) applicable to common shareholders, basic and diluted shares and EPS for the following periods (thousands of dollars, except per share amounts):

                                                                  FOR THE YEARS ENDED AUGUST 31,
                                   --------------------------------------------------------------------------------------------
                                               1998                            1997                            1996
                                   -----------------------------   -----------------------------   ----------------------------
                                                           PER-                            PER-                           PER-
                                   INCOME                 SHARE    INCOME                 SHARE    INCOME                SHARE
                                   (LOSS)      SHARES     AMOUNT   (LOSS)      SHARES     AMOUNT   (LOSS)     SHARES     AMOUNT
                                   -------   ----------   ------   -------   ----------   ------   ------   ----------   ------
Net income (loss)................  $(3,229)                        $19,340                         $4,851
Less: Preferred stock
  dividends......................       --                              --                            240
                                   -------                         -------                         ------
BASIC EPS
Income (loss) applicable to
  common stockholders............   (3,229)  21,009,506   $(0.15)   19,340   18,657,224   $1.04     4,611   18,117,122   $0.25
                                   -------   ----------   ======   -------   ----------   =====    ------   ----------   =====
Effect of dilutive securities:
  Warrants.......................       --           --                 --      620,133                --      735,870
  Stock options..................       --           --                 --      251,113                --      261,896
                                   -------   ----------            -------   ----------   -----             ----------
DILUTED EPS
Income (loss) applicable to
  common stockholders and assumed
  conversions....................  $(3,229)  21,009,506   $(0.15)  $19,340   19,528,470   $0.99    $4,611   19,114,888   $0.24
                                   =======   ==========   ======   =======   ==========   =====    ======   ==========   =====

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), and SFAS No. 131, "Disclosures and Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS Nos. 130 and 131 deal with financial statement disclosure, the Company does not anticipate the adoption of these new standards will have a

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

material impact on its financial position, results of operations or cash flows. The Company has not yet determined what its reporting segments will be under SFAS 131.

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

 5. FAIR VALUES OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" (SFAS
107), requires disclosure of estimated fair value information for financial instruments, whether or not recognized in the Balance Sheets. Fair values are based upon estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments at August 31, 1998 and 1997 are set forth below (thousands of dollars):

                                                AUGUST 31, 1998           AUGUST 31, 1997
                                             ----------------------    ----------------------
                                             CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                              VALUE      FAIR VALUE     VALUE      FAIR VALUE
                                             --------    ----------    --------    ----------
FINANCIAL ASSETS:
Cash and cash equivalents(a)...............   $1,813      $ 1,813      $10,376      $10,376
Notes receivable, net(b)...................   47,789       48,152       34,274       34,753
Interest only receivables(c)...............    3,367        3,367        3,296        3,296
FINANCIAL LIABILITIES:
Notes and contracts payable(d).............   81,986       81,986       65,569       65,569
Subordinated debt(a).......................    4,348        4,348        4,321        4,321

---------------
(a) Carrying value is approximately the same as fair value.

(b) The fair value was estimated by using outstanding commitments from investors adjusted for non-qualified receivables and the collateral securing such receivables.

(c) The fair value was estimated by discounting future cash flows of the instruments using discount rates, default, loss and prepayment assumptions based upon available market data, opinions from financial advisors and portfolio experience.

(d) Notes payable generally are adjustable rate, indexed to the prime rate, or to the 90 day London Interbank Offering Rate (LIBOR); therefore, carrying value approximates fair value.

     The fair value estimates were based upon pertinent market data and relevant information on the financial instruments at that time. Because no market exists for a certain portion of the financial instruments, fair value estimates may be based upon judgments regarding future expected loss experience, current economic

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

conditions, risk characteristics of various financial instruments and other factors. Changes in assumptions could significantly affect the estimates and do not reflect any premium or discount that could result from the bulk sale of the entire portion of the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

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

     Geographic Concentrations -- The Company services notes receivable in all 50 states, the District of Columbia and Canada. At August 31, 1998, 28% of the dollar value of notes receivable serviced had been originated in California. No other state accounted for more than 10% of the servicing portfolio of the Company's receivables. The risk inherent in such concentrations is dependent upon regional and general economic stability which affects property values and the financial stability of the borrowers. The Company's timeshare and land inventories are concentrated in Nevada, New Jersey, Colorado, and Florida. The risk inherent in such concentrations is in the continued popularity of these resort destinations, which affects the marketability of the Company's products.

     Credit Risk -- The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to notes receivable sold under recourse provisions. The outstanding balance of notes receivable sold with recourse provisions totaled $71,890,000 and $77,061,000 at August 31, 1998 and 1997, respectively.

     Interest Rate Risk -- The Company's profitability is in part determined by the difference, or "spread," between the effective rate of interest received on the notes receivable originated by the Company and the interest rates payable under its financing facilities to fund the Company's notes receivable and inventory held for sale and the yield required by investors on notes receivable sales. The spread can be adversely affected after a note is originated or purchased and while it is held by increases in the interest rate demanded by investors. In addition, because the notes receivable originated by the Company have fixed rates, the Company bears the risk of narrowing spreads because of interest rate increases during the period from the date the notes receivable are originated until the closing of the sale. Additionally, the fair value of interest only receivables owned by the Company may be adversely affected by changes in the interest rate environment which could affect the discount rate and prepayment assumptions used to value the assets.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

 7. NOTES RECEIVABLE

     Notes receivable consist of the following (thousands of dollars):

                                                                   AUGUST 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Related to timeshare sales..................................  $ 32,353    $ 21,947
Related to land sales.......................................    27,839      23,668
                                                              --------    --------
          Total.............................................    60,192      45,615
                                                              --------    --------
Less: Allowance for cancellations...........................   (11,868)    (10,824)
  Discounts.................................................      (535)       (517)
                                                              --------    --------
                                                               (12,403)    (11,341)
                                                              --------    --------
          Total.............................................  $ 47,789    $ 34,274
                                                              ========    ========

     The Company provides financing to the purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust or mortgages as well as non-recourse installment sales contracts. These notes receivable are generally payable over a period of up to 12 years, bear interest at rates ranging from 12.5% to 15.5% and require equal monthly installments of principal and interest.

     The Company has entered into financing arrangements with certain purchasers of timeshare interests and land whereby a 5% interest rate is charged if the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. Notes receivable of $7,258,000 and $7,023,000 at August 31, 1998 and 1997, respectively, made under this arrangement are included in the table above. A discount is established to provide for an effective interest rate (currently 10%) on notes receivable bearing no stated interest rate at the time of sale, and is applied to the principal balance and amortized over the terms of the notes receivable. The effective interest rate is based upon the economic interest rate environment and similar industry data.

     The Company is obligated under certain agreements for the sale of notes receivable and certain loan agreements to maintain various minimum net worth requirements. The most restrictive of these agreements requires PEC to maintain a minimum net worth of $25,000,000. PEC's net worth at August 31, 1998 was $27,294,000.

     At August 31, 1998 and 1997, receivables aggregating $49,645,740 and $41,063,000, respectively, were pledged to lenders to collateralize certain of the Company's indebtedness. Receivables which qualify for the lenders' criteria may be pledged as collateral whether or not such receivables have been recognized for accounting purposes. See Note 13 for further discussion.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

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

                                                       FOR THE YEARS ENDED AUGUST 31,
                                                       ------------------------------
                                                        1998        1997       1996
                                                       -------    --------    -------
Balance at beginning of year.........................  $19,527    $ 19,924    $18,821
Provision for cancellations..........................    4,827      10,219      9,778
Amounts charged to allowance for cancellations and
  reserve for notes receivable sold with recourse....   (5,866)    (10,616)    (8,675)
                                                       -------    --------    -------
Balance at end of year...............................  $18,488    $ 19,527    $19,924
                                                       =======    ========    =======
Allowance for cancellations..........................  $11,868    $ 10,824    $11,512
Reserve for notes receivable sold with recourse......    6,620       8,703      8,412
                                                       -------    --------    -------
          Total......................................  $18,488    $ 19,527    $19,924
                                                       =======    ========    =======

     Number of Notes Receivable Accounts Serviced -- The number of notes receivable accounts serviced at August 31, 1998 and 1997, was 16,704 and 18,038, respectively. At August 31, 1998 and 1997, the amount of notes receivable with payment delinquencies of 90 days or more was $9,654,000 and $4,026,000, respectively, on serviced accounts other than accounts serviced for MMC.

     Notes Receivable Serviced and Originated -- At August 31, 1998 and 1997, notes receivable serviced were $117,150,000 and $118,487,000, respectively, other than accounts serviced for MMC. Notes receivable originated were $57,789,000 and $55,469,000 for the years ended August 31, 1998 and 1997, respectively.

 8. INTEREST ONLY RECEIVABLES

     With the implementation of SFAS 125 on January 1, 1997, the Company's future and existing excess servicing rights were renamed interest only receivables. Activity in interest only receivables is as follows (thousands of dollars):

                                                            FOR THE YEARS ENDED AUGUST 31,
                                                           --------------------------------
                                                             1998        1997        1996
                                                           --------    --------    --------
Balance at beginning of year.............................   $3,296      $2,147      $2,082
Plus: Additions..........................................      523       1,543         781
Less: Amortization.......................................     (452)       (394)       (716)
                                                            ------      ------      ------
Balance at end of year...................................   $3,367      $3,296      $2,147
                                                            ======      ======      ======

     As of August 31, 1998 and 1997, interest only receivables consisted of excess cash flows on sold loans totaling $71,890,000 and $77,061,000, respectively, yielding weighted-average interest rates of 12.5% and 12.3%, respectively, net of normal servicing fees and had weighted-average pass-through yields to the investor of 9.2%, for both years. These loans were sold under recourse provisions as described in Note 4.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

     The principal balance of notes receivable as shown below, represents a series of sales, providing a range of yields to purchasers at fixed rates for the periods indicated as follows (thousands of dollars):

              1998                               1997
  -----------------------------   ----------------------------------
  PRINCIPAL BALANCE OF            PRINCIPAL BALANCE OF
  NOTES RECEIVABLE SOLD   YIELD   NOTES RECEIVABLE SOLD     YIELD
  ---------------------   -----   ---------------------   ----------
  9,418..$......          9.75%          $19,741          9% - 9.13%
                                          10,376(a)       9% - 9.75%

---------------
(a) These series of sales were to the same purchaser, while the other series of sales were to different purchasers.

 9. INVENTORIES

     Timeshare interests held for sale consist of the following (thousands of dollars):

                                                                  AUGUST 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Timeshare interests (including capitalized interest of $710
  and $473 in 1998 and 1997, respectively)..................  $22,845    $17,624
Timeshare interests under construction (including
  capitalized interest of $888 and $1,043 in 1998 and 1997,
  respectively).............................................   12,953     17,464
                                                              -------    -------
          Total.............................................  $35,798    $35,088
                                                              =======    =======

     At August 31, 1998 and 1997, 11,273 and 9,124 timeshare interests, respectively, were available for sale. Timeshare units amounting to 90 and 176 at August 31, 1998 and 1997, respectively, were under construction and awaiting completion of remodeling, renovation, furnishing, conversion and registration, representing 4,590 and 8,976 timeshare interests, respectively.

10. OTHER INVESTMENTS

     Other investments in the following locations, at lower of cost or market, consist of the following (thousands of dollars):

                                                                 AUGUST 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
Water rights:
  Huerfano County, Colorado.................................  $  533    $  532
  Nye County, Nevada........................................     413       413
Land:
  Nye County, Nevada........................................     721       602
  Clark County, Nevada......................................      84        51
Timeshare project:
  Biloxi, Mississippi.......................................   2,257        --
Other.......................................................     387       551
                                                              ------    ------
          Total.............................................  $4,395    $2,149
                                                              ======    ======

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

11. PROPERTY AND EQUIPMENT

     Property and equipment and related accumulated depreciation, consist of the following (thousands of dollars):

                                                                  AUGUST 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Water and sewer systems.....................................  $17,450    $16,209
Furniture and equipment.....................................    5,330      7,065
Buildings...................................................    9,745     10,643
Vehicles....................................................    2,812      2,531
Recreational facilities and equipment.......................    1,050      1,323
Land........................................................    1,342      1,342
Leasehold improvements......................................      340        399
                                                              -------    -------
                                                               38,069     39,512
Less: Accumulated depreciation..............................  (14,119)   (15,292)
                                                              -------    -------
          Total.............................................  $23,950    $24,220
                                                              =======    =======

12. OTHER ASSETS

     Other assets consist of the following (thousands of dollars):

                                                                 AUGUST 31,
                                                              -----------------
                                                               1998       1997
                                                              -------    ------
Other receivables...........................................  $ 6,744    $3,574
Miscellaneous assets........................................      627       843
Deposits and impounds.......................................      379       511
Licenses....................................................      667       967
Other receivables collateralized by trust deeds and second
  mortgages.................................................       53        86
Prepaid expenses and other..................................    1,685       949
                                                              -------    ------
          Total.............................................  $10,155    $6,930
                                                              =======    ======

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

13. NOTES AND CONTRACTS PAYABLE

     The Company's debt including lines of credit consists of the following (thousands of dollars):

                                                               AUGUST 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Notes collateralized by receivables (a)..................  $42,793    $31,489
Mortgages collateralized by real estate
  properties(b)(1).......................................   37,393     32,311
Installment contracts and other notes payable............    1,800      1,769
                                                           -------    -------
          Total..........................................  $81,986    $65,569
                                                           =======    =======

---------------
(1) Includes $2,790,000 of separate mortgage borrowings not under the lines of credit.

     The details of the notes payable are summarized as follows (thousands of dollars):

                                                                  AUGUST 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
(a) NOTES COLLATERALIZED BY RECEIVABLES
    Borrowings bearing interest at prime plus: 2% in 1998
and 1997 including "lines of credit" (see below)............  $42,793    $31,489
                                                              =======    =======
(b) MORTGAGES COLLATERALIZED BY REAL ESTATE PROPERTIES
     Mortgages collateralized by the respective underlying
assets with various repayment terms and fixed interest rates of 8% in 1997 and variable rates of prime plus: 2% to 3% and
90 day LIBOR plus 4.25% in 1998 and 1997....................  $37,393    $32,311
                                                              =======    =======

     The prime rate of interest was 8.50% and the 90 day LIBOR was 5.63% at August 31, 1998.

     Maturities -- Scheduled maturities of the Company's notes and contracts payable are as follows (thousands of dollars):

                  YEARS ENDING AUGUST 31,
                  -----------------------
1999.......................................................  $ 7,967
2000.......................................................    5,402
2001.......................................................   15,101
2002.......................................................    5,196
2003.......................................................   11,468
Thereafter.................................................   36,852
                                                             -------
                                                             $81,986
                                                             =======

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

     Lines of Credit -- PEC is the borrower under 6 agreements for lines of credit with 5 lenders not to exceed $137,500,000 which are collateralized by security interests in timeshare and land receivables and are guaranteed by the Company. At August 31, 1998 and 1997, an aggregate of $77,396,000 and $62,089,000 had been borrowed under these lines, respectively. Under the terms of such lines of credit, PEC may borrow 70% to 90% of the balances of the pledged timeshare and land receivables. Summarized line of credit information relating to these six lines of credit outstanding at August 31, 1998, consist of the following (thousands of dollars):

   BORROWING       MAXIMUM
   AMOUNT AT      BORROWING         REVOLVING
AUGUST 31, 1998    AMOUNT       EXPIRATION DATE(F)     MATURITY DATE       INTEREST RATE
---------------   ---------     ------------------     -------------       -------------
46,0$66.....       $75,000    (a) May 15, 2000         Various          Prime  + 2.0 -2.25%
3,418......         15,000    (b) December 15, 1998    Various          Prime  + 2.0%
10,561.....         15,000    (c) February 28, 1999    Various          LIBOR + 4.0 - 4.25%
6,315......         15,000    (c) May 1, 1999          Various          LIBOR + 4.0 - 4.25%
4,360......         10,000    (d) August 1, 2000       August 1, 2003   Prime  + 2.0 -2.25%
6,676......          7,500    (e) December 15, 1998    Various          Prime  + 2.0 -3.00%

---------------
(a) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $20,000,000 with such amount increasing each fiscal quarter after August 31, 1997 by an amount equal to 50% of PEC's consolidated net income for each quarter up to a maximum requirement of $25,000,000. At August 31, 1998, $31,076,000 was outstanding related to financings at prime +2%, of which $23,020,000 of loans secured by land receivables mature May 15, 2010 and $8,057,000 of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes $570,000 in acquisition and development (A&D) financing maturing May 20, 1999 and $5,083,000 maturing July 1, 2003 for the financing of corporate office buildings; both of which loans are amortizing loans, and a real estate loan with an outstanding balance of $1,174,000 maturing March 20, 1999, all bearing interest at prime +2.25%. The remaining A&D loans, receivables loans and a resort lobby loan outstanding of $8,163,000 are at prime +2% and mature between November 30, 1998 and February 28, 2001.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25,000,000 during the life of the loan. These credit lines include available financings for A&D and receivables. At August 31, 1998, $1,351,000 was outstanding under the A&D loan maturing September 1, 1999 and $2,067,000, maturing June 1, 2002, was outstanding under the receivables loan. Management has obtained a verbal commitment from the lender that this revolving line of credit will be extended for a period of 18 months on substantially the same terms.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17,000,000 during the life of the loan. These credit lines include available financings for A&D and receivables. At August 31, 1998, $5,413,000 was outstanding under the A&D loans which have maturity dates of December 31, 2000 and June 30, 2001 and bear interest at 90 day LIBOR +4.25%. The available receivable financings of which $5,148,000 was outstanding at August 31, 1998, is at 90 day LIBOR +4% and has maturity dates of June 5, 2005 and August 5, 2005.

(d) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25,000,000. This credit line is for the purpose of financing receivables and costs of remodeling.

(e) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $15,000,000. This credit line is for the purpose of financing receivables of which $2,676,000 was outstanding at August 31, 1998 in respect to receivable debt and a real estate loan of $4,000,000 with a maturity date of August 31, 1999. The maturity date for the receivables is May 31, 2002. Management has obtained a verbal

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

    commitment from the lender that this revolving line of credit will be extended for a period of 18 months on substantially the same terms.

(f) Revolving expiration dates represent the expiration of the revolving features of the lines of credit, at which time the credit lines become loans with fixed maturities.

14. SUBORDINATED DEBT

     On March 2, 1995, Mego Financial entered into the Amendment whereby the Assignors agreed to defer payment of $10,000,000 of the amount payable to Assignors and to subordinate such amount, constituting Subordinated Debt, in right of payment to debt for money borrowed by Mego Financial or obligations of subsidiaries guaranteed by Mego Financial. Warrants for 1,000,000 shares of Mego Financial common stock, at an exercise price of $4.25 per share (the closing market price per share on March 2, 1995) were granted to the Assignors in consideration of the payment deferral and subordination. The Warrants were exercised in August 1997 in a non-cash transaction whereby the Subordinated Debt was reduced by $4,250,000. The Amendment calls for interest to be paid semi-annually at the rate of 10% per annum starting September 1, 1995, and 7 equal semi-annual payments of $1,429,000 plus interest, which commenced March 1, 1997. However, in connection with the reduction of the Subordinated Debt, payments aggregating $4,250,000 were deemed paid and the semiannual payments will resume in March 1999 with a partial payment in September 1998, pursuant to the Third Amendment to the Assignment and Assumption Agreement. The Subordinated Debt is collateralized by a pledge of PEC's outstanding stock. See Note 2 for further discussion. The following table represents Subordinated Debt activity (thousands of dollars):

                                                              FOR THE YEARS ENDED
                                                                  AUGUST 31,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
Balance at beginning of year................................  $4,321     $ 9,691
Accreted interest...........................................     667       1,309
Less: Interest payments.....................................    (640)     (1,000)
      Principal paydowns....................................      --      (1,429)
      Reduction due to exercise of warrants.................      --      (4,250)
                                                              ------     -------
Balance at end of year......................................  $4,348     $ 4,321
                                                              ======     =======

15. REDEEMABLE PREFERRED STOCK

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

extended to August 31, 1997. In February 1997, the warrants were exercised and 300,000 shares of Mego Financial common stock were issued.

16. INCOME TAXES

     Mego Financial files a consolidated federal income tax return with its subsidiaries for its tax year which ends the last day of February. The operations of MMC will no longer be included subsequent to the Spin-off which occurred on September 2, 1997.

     The benefit for fiscal 1998 and from continuing operations recorded for fiscal 1997 is primarily a result of the use of net operating loss (NOL) carryforwards which were previously fully reserved and currently are used to offset income on a consolidated basis. In addition, due to changes in facts and circumstances determined in fiscal 1997, certain income tax liability reserves recorded in prior periods were reversed.

     Deferred income taxes shown in Balance Sheets as Accrued Income Taxes, reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) temporary differences between the timing of revenue recognition for book purposes and for income tax purposes, and
(c) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax, shown on Balance Sheets as Accrued Income Taxes, as of August 31, 1998 and 1997 are as follows (thousands of dollars):

                                                                  AUGUST 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Deferred tax liabilities:
                                                              -------    -------
  Timing of revenue recognition.............................  $20,651    $13,279
                                                              -------    -------
                                                               20,651     13,279
                                                              -------    -------
Deferred tax assets:
  Difference between book and tax carrying value of
     assets.................................................   14,007      4,821
  Other.....................................................    2,176      2,223
                                                              -------    -------
                                                               16,183      7,044
                                                              -------    -------
          Net deferred income tax...........................  $ 4,468    $ 6,235
                                                              =======    =======

     The provision for income taxes as reported is different from the tax provision computed by applying the statutory federal rate of 34%. The differences are as follows (thousands of dollars):

                                                        1998        1997       1996
                                                       -------    --------    -------
Loss from continuing operations before income
  taxes..............................................  $ 5,197    $  4,656    $ 2,487
                                                       =======    ========    =======
Tax at the statutory federal rate....................  $(1,767)   $ (1,583)   $  (846)
Increase (decrease) in income taxes resulting from:
  Contributions in aid of construction...............       --          --         81
  Preferred stock dividends..........................       --          --        (82)
  Application of NOL carryforwards and changes in
     certain income tax liability reserves...........     (201)    (11,079)        --
  Other..............................................       --          --       (221)
                                                       -------    --------    -------
          Total......................................  $(1,968)   $(12,662)   $(1,068)
                                                       =======    ========    =======

     The income tax provision applied to discontinued operations exceeds the statutory federal rate primarily due to state income taxes.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

17. STOCKHOLDERS' EQUITY

     Mego Financial has a stock option plan (Stock Option Plan), adopted November 1993, amended September 9, 1997, and amended and restated as of September 16, 1998 by approval of shareholders, for officers, key employees and directors which provides for non-qualified and qualified incentive options. The Stock Option Committee of the Board of Directors determines the option price (not to be less than fair market value for qualified incentive options) at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option at the cumulative rate of 20% per year commencing December 22, 1994, for three years and the remaining 40% after December 22, 1997. In August 1997, in connection with the Spin-off of MMC, the Stock Option Committee vested all options previously granted, excluding those granted subsequent to February 26, 1997. On September 23, 1998, an additional 111,000 incentive and non-incentive stock options were granted under the Stock Option Plan. In addition, the exercise prices of 304,500 of options issued on September 2, 1997 were revised from $3.125 per share to $1.00 per share.

     The following table sets forth shares reserved and options exercised, granted and forfeited for the following periods:

                                                               NUMBER OF         PRICE PER
                                             RESERVE SHARES     OPTIONS            SHARE
                                             --------------    ---------      ---------------
At August 31, 1995.........................      523,000        465,000        $  2.50/2.75
Exercised..................................       (4,000)        (4,000)       $       2.50
Forfeited..................................           --         (6,000)       $       2.50
Granted....................................           --         25,000        $      5.875
                                                --------       --------
At August 31, 1996.........................      519,000        480,000        $  2.50/8.75
Exercised..................................     (455,000)      (455,000)       $  2.50/8.75
Forfeited..................................           --        (50,000)       $  6.75/8.00
Granted....................................      500,000         70,000        $ 5.625/6.75
                                                --------       --------
At August 31, 1997.........................      564,000         45,000        $      5.625
Exercised..................................           --             --                  --
Forfeited..................................           --        (49,000)       $3.125/5.625
Granted....................................           --        348,500(1)     $3.125/3.438
                                                --------       --------        ------------
At August 31, 1998.........................      564,000        344,500        $3.125/5.625
                                                ========       ========        ============

---------------
(1) Exercise price reduced to $1.00 per share at September 23, 1998 which represented fair value at the date of repricing.

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

     Stock options granted under Mego Financial's Stock Option Plan are qualified and unqualified stock options that: (1) are generally granted at prices which are equal to the fair value of the stock on the date of grant; (2) generally subject to a grantee's continued employment with the Company, vest at various periods over a four-year period; and (3) expire ten years subsequent to the award.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

     A summary of the status of Mego Financial's stock options granted under the Stock Option Plan as of August 31, 1998, 1997 and 1996 and the changes during the year is presented below:

                                 AUGUST 31, 1998         AUGUST 31, 1997         AUGUST 31, 1996
                               --------------------    --------------------    --------------------
                                          WEIGHTED-               WEIGHTED-               WEIGHTED-
                                           AVERAGE                 AVERAGE                 AVERAGE
                                          EXERCISE                EXERCISE                EXERCISE
                               SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                               -------    ---------    -------    ---------    -------    ---------
Outstanding at beginning of
  year.......................   45,000     $5.625      480,000     $3.746      465,000     $3.605
Granted......................  348,500      3.136(1)    70,000      6.027       25,000      5.875
Exercised....................       --         --      455,000      3.512        4,000      2.500
Forfeited....................   49,000      3.380       50,000      7.375        6,000      2.500
                               -------                 -------                 -------
Outstanding at end of year...  344,500      3.427       45,000      5.625      480,000      3.746
                               =======                 =======                 =======
Options exercisable at end of
  year.......................       --         --           --         --      165,000      3.133
                               =======                 =======                 =======

---------------
(1) Exercise price reduced to $1.00 per share at September 23, 1998 which represented fair value at the date of repricing.

     The fair value of each option granted during fiscal 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (1) dividend yield of zero; (2) expected volatility of 65.0% for 1998 and 59.3% for 1997 and 1996; (3) risk-free interest rate of 6% for 1998, 1997 and 1996 and; (4) expected life of 7 years. The weighted-average fair value of options granted during 1998, 1997 and 1996 were $2.13, $3.93 and $3.83, respectively. As of August 31, 1998, there were 344,500 options outstanding which have exercise prices ranging from $3.125 to $5.625 per common share and a weighted-average remaining contractual life of
8.78 years.

     Had compensation cost for Mego Financial's fiscal 1998, 1997 and 1996 grants for stock options been determined consistent with SFAS 123, the Company's pro forma net income and pro forma net income per common share for fiscal 1998, 1997 and 1996 would approximate the pro forma amounts below (thousand of dollars, except per share amounts):

                            AUGUST 31, 1998             AUGUST 31, 1997             AUGUST 31, 1996
                        ------------------------    ------------------------    ------------------------
                        AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                        -----------    ---------    -----------    ---------    -----------    ---------
Net income (loss)
  applicable to common
  stock...............    $(3,229)      $(3,333)      $19,340       $19,042       $4,611        $4,431
Net income (loss) per
  common share:
Basic.................      (0.15)        (0.16)         1.04          1.02         0.25          0.24
Diluted...............      (0.15)        (0.16)         0.99          0.98         0.24          0.23

     In addition to the 1,000,000 warrants exercised as described in Note 14, an additional 1,300,000 warrants were exercised in August 1997 for $7,485,000. As of August 31, 1998, there were no warrants outstanding.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

18. TIMESHARE INTEREST SALES AND LAND SALES

     Timeshare interest sales, net -- A summary of the components of timeshare interest sales is as follows (thousands of dollars):

                                                         FOR THE YEARS ENDED AUGUST 31,
                                                        --------------------------------
                                                          1998        1997        1996
                                                        --------    --------    --------
Timeshare interest sales..............................  $41,449     $39,850     $33,178
Less: Provision for cancellations.....................   (3,736)     (7,597)     (5,400)
                                                        -------     -------     -------
          Total.......................................  $37,713     $32,253     $27,778
                                                        =======     =======     =======

     Land sales, net -- A summary of the components of land sales is as follows (thousands of dollars):

                                                         FOR THE YEARS ENDED AUGUST 31,
                                                        --------------------------------
                                                          1998        1997        1996
                                                        --------    --------    --------
Land sales............................................  $14,903     $19,248     $22,346
Less: Provision for cancellations.....................   (1,091)     (2,622)     (4,378)
                                                        -------     -------     -------
          Total.......................................  $13,812     $16,626     $17,968
                                                        =======     =======     =======

     The following table reflects the maturities of receivables from land sales for each of the five years after August 31, 1998 (thousands of dollars):

                                                   1999     2000     2001     2002      2003
                                                   ----    ------    ----    ------    ------
Land receivables maturities......................  $490    $1,131    $543    $1,209    $1,453

     The range of interest rates are from 0.0% to 15.0% and the weighted-average interest rate at August 31, 1998 was 11.8%.

     The delinquency information related to land loans at August 31, 1998 is as follows (thousands of dollars):

                                              PRINCIPAL BALANCE    % OF LOANS SERVICED
                                              -----------------    -------------------
30 - 59 days................................       $2,097                 1.8%
60 - 90 days................................       $1,362                 1.2%
Over 90 days................................       $3,476                 3.0%

     The estimated total costs and expenditures for improvements on these loans for the next five years are deemed immaterial for disclosure purposes at August 31, 1998. No material obligations for future improvements on land existed at August 31, 1997.

19. RELATED PARTY TRANSACTIONS

     Timeshare Owners' Associations -- Owners' Associations have been incorporated for the Grand Flamingo, Reno Spa, Brigantine, Steamboat Springs, Aloha Bay and Orlando timesharing resorts. The respective Owners' Associations are independent not-for-profit corporations. PEC acts as the managing agent for these Owners' Associations and the White Sands Waikiki Resort Club, which is a division of PEC, (Associations) and has received management fees for its services of $2,388,000, $2,198,000 and $2,081,000 in 1998, 1997 and 1996,
respectively. Such fees were recorded under the caption of other revenue. The expenses of PEC for management of each timeshare resort are incurred to preserve the integrity of the property and the portfolio performance on an on-going basis beyond the end of the sales period. PEC does not manage resorts of other developers and would not collect management fees or incur expenses were it not part of the total timeshare sale package and support of the portfolio. The owners of timeshare interests in each Association are responsible for payment to the Associations of assessments, which are intended to fund all of the operating

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

expenses at each of the resort facilities. The Company's share of the Association Assessments, net of room income, was $1,677,000, $1,589,000 and $983,000 for 1998, 1997 and 1996, respectively, and have been recorded under the caption general and administrative expense. The Company has in the past financed budget deficits of the Associations as is reflected in the receivable from such Associations, but is not obligated to do so in the future, except in its Florida resorts. The Public Offering Statements for the Indian Shores and Orlando resorts contain a provision whereby PEC guarantees that the annual assessment fees will not exceed a specified amount, in which case PEC agrees to pay any monetary deficiencies. These guarantees are effective through the Associations' calendar year of December 31, 1999 and may be extended by PEC annually thereafter. In fiscal 1998, PEC financed a budget deficit of $65,000 for the Owners' Association at Indian Shores..

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

     At August 31, 1998 and 1997, $477,000 and $500,000, respectively, was due from Owners' Associations and is included under the caption accounts payable and accrued liabilities.

     Payments to Assignors -- Certain transactions have been entered into with the Assignors, who are affiliates of certain officers and directors of the Company, and these transactions are more fully described in Notes 2 and 14. During the years ended August 31, 1998, 1997 and 1996, approximately $0, $2,796,000 and $1,196,000, including interest of $0, 218,000 and $196,000, respectively, were paid to the Assignors.

     Subordinated Debt -- On March 2, 1995, the Company entered into the Amendment whereby the Assignors agreed to defer payment of $10,000,000 of the amount payable to Assignors and to subordinate such amount, constituting Subordinated Debt, in right of payment to debt for money borrowed by Mego Financial or obligations of subsidiaries guaranteed by Mego Financial. During the years ended August 31, 1998, 1997 and 1996, approximately $640,000, $2,429,000 and $1,000,000, including interest of $640,000, $1,000,000 and
$1,000,000, respectively, were paid on the Subordinated Debt. In connection with the exercise of warrants for 1,000,000 shares of common stock in August 1997, a non-cash payment of $4,250,000 was recorded, whereby the Subordinated Debt was reduced by such amount. See Note 14 for further discussion.

     Transactions with MMC -- In November 1996, MMC consummated the IPO and as a result, the Company's ownership of MMC was reduced to approximately 81.3% of the outstanding common stock. On September 2, 1997, Mego Financial distributed all of its 10,000,000 shares of MMC's common stock to Mego Financial's shareholders in the Spin-off. To fund MMC's past operations and growth and in conjunction with the Tax Agreement, MMC incurred debt to the Company and its subsidiary PEC. The amount of intercompany debt was $10,100,000 at August 31, 1997, of which approximately $3,400,000 was paid by MMC in October 1997 together with $500,000 advanced by the Company to PEC on behalf of MMC in September 1997. In April 1998, an agreement was made to adjust the balance due on the receivable by reductions of the income tax portion in the amount of $5,283,000 previously deemed owed by MMC to the Company under the Tax Agreement since that amount was no longer payable under that agreement. As of the date of the April 1998 agreement, MMC owed the Company an estimated total of $6,153,000, of which $5,283,000 was the estimated amount due to the Company under the Tax Agreement prior to the Spin-off. An agreement was subsequently made to settle the remaining $870,000 balance due the Company by MMC. In consideration of this settlement, MMC paid the entire amount of $1,574,000, which was separately owed to PEC, in June 1998. Following this transaction, MMC had no outstanding indebtedness to the Company.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

     Management Services Provided by PEC. MMC and PEC were parties to a management services arrangement pursuant to which certain executive, accounting, legal, management information, data processing, human resources, advertising and promotional personnel of PEC provided services to MMC on an as needed basis. For the years ended August 31, 1998, 1997 and 1996, approximately $616,000, $967,000 and $671,000, respectively, of the salaries and expenses of certain employees of PEC were attributable to and paid by MMC in connection with services rendered by such employees to MMC. In addition, during the year ended August 31, 1996, MMC paid PEC for developing certain computer programming costs of $56,000. This agreement was terminated by agreement prior to August 31, 1998.

     Servicing Agreement between PEC and MMC. Prior to September 1, 1996, MMC had an arrangement with PEC pursuant to which it paid annual servicing fees at an annual rate of 50 basis points on the principal balance of loans serviced. For the years ended August 31, 1998, 1997 and 1996, MMC paid servicing fees to PEC of approximately $2,008,000, $1,766,000 and $709,000, respectively. MMC entered into a servicing agreement with PEC (the Servicing Agreement), which provided for the payment of servicing fees at an annual rate of 50 basis points on the principal balance of loans serviced per year. The Servicing Agreement was modified effective September 1, 1997, to provide for the payment of servicing fees at an annual rate of 40 basis points on the principal balance of loans serviced per year, reducing to 35 basis points per year on January 1, 1998. For the years ended August 31, 1998, 1997 and 1996, MMC incurred interest expense in the amount of $29,000, $16,000 and $29,000, respectively, related to fees payable to PEC for these services. The interest rates were based on PEC's average cost of funds and equaled 10.46% in 1998, 10.48% in 1997 and 10.68% in 1996. By agreement prior to August 31, 1998, PEC no longer services loans for MMC.

20. COMMITMENTS AND CONTINGENCIES

     Future Improvements -- Central Nevada Utilities Company (CNUC), a subsidiary, has issued performance bonds of $2,943,000 outstanding at August 31, 1998, to ensure the completion of water, sewer and other improvements in portions of the Calvada development areas. The cost of the improvements will be offset by the future receipt of betterment fees and connection fees.

     Leases -- The Company leases certain real estate for sales offices. The Company also leases its Hawaii real estate for timeshare usage. Rental expense for fiscal 1998, 1997 and 1996 was $2,035,000, $2,339,000 and $2,567,000,
respectively. Future minimum rental payments under operating leases are set forth below (thousands of dollars):

             FOR THE YEARS ENDING AUGUST 31,
             -------------------------------
1999......................................................    $1,796
2000......................................................     1,334
2001......................................................       981
2002......................................................       447
2003......................................................       196
Thereafter................................................     1,276
                                                              ------
          Total...........................................    $6,030
                                                              ======

     Litigation -- Following the Company's November 10, 1995 announcement disclosing certain accounting adjustments, an action was filed on November 13, 1995, in the United States District Court, District of Nevada (Court) by Christopher Dunleavy, as a purported class action against the Company, certain of the Company's officers and directors and the Company's independent auditors. The complaint alleged, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the preparation and issuance of certain of the Company's financial reports issued in 1994 and 1995, including certain financial statements reported on by the Company's

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

independent auditors. The complaint also alleged that one of the director defendants violated the federal securities laws by engaging in "insider trading." The named plaintiff sought to represent a class consisting of purchasers of Mego Financial's common stock between January 14, 1994 and November 9, 1995, and sought damages in an unspecified amount, costs, attorney's fees and such other relief as the court may deem just and proper.

     On November 16, 1995, a second action was filed in the Court by Alan Peyser as a purported class action against the Company and certain of its officers and directors, which was served on the Company on December 20, 1995. The complaint alleged, among other things, that the defendants violated the federal securities laws by making statements and issuing certain financial reports in 1994 and 1995 that overstated the Company's earnings and business prospects. The named plaintiff sought to represent a class consisting of purchasers of Mego Financial's common stock between November 28, 1994 and November 9, 1995. The complaint sought damages in an unspecified amount, costs, attorney's fees and such other relief as the Court may deem just and proper.

     On or about June 10, 1996, the Dunleavy and Peyser Actions were consolidated under the caption "In re Mego Financial Corp. Securities Litigation," Master File No. CV-9-95-01082-LD (RLJ), pursuant to a stipulation by the parties.

     On December 26, 1996 a third action was filed in the court by Michael Nadler as a purported class action. The Nadler complaint asserts claims substantially similar to those in the Dunleavy and Peyser Actions. On April 23, 1998, counsel for the plaintiffs in the Dunleavy and Peyser actions, and counsel for the defendants filed in the Court a Stipulation and Agreement of Settlement (the Settlement Agreement) in accordance with a prior Memorandum of Understanding dated May 12, 1997. The Settlement Agreement, which was subject to a number of conditions, including approval by the Court, calls for certification, for settlement purposes only, of a class consisting of all purchasers of Mego Financial stock (excluding the defendants and their respective directors, executive officers, partners and affiliates and their respective immediate families, heirs, successors and assigns) during the period from January 14, 1994 through November 9, 1995, inclusive, for creation of a settlement fund of $1.725 million to be distributed to the class, for the dismissal of all claims asserted in the actions with prejudice and for certain releases to defendants. The portion of the settlement amount which has been contributed by the Company, net of anticipated directors and officers insurance proceeds, with contribution by another defendant, has not had a material adverse effect on the Company. On October 19, 1998, the Court issued a Final Judgment and Order of Dismissal with Prejudice, approving the Settlement Agreement, which will not become final until the Effective Date, which is the date following either the expiration of any appeal period without appeal, the date following the affirmation of the Final Judgment on appeal and on which such Final Judgment is no longer subject to further judicial review. On November 13, 1998, Michael Nadler, who had filed objections to the settlement, filed a Notice of Appeal from the Final Judgment and Order of Dismissal with Prejudice and certain other orders of the Court. In the event, for any reason, the Final Judgment is vacated, the Company believes that it has substantial defenses to all of the complaints that have been filed against it described above. However, the Company presently cannot predict the outcome of this matter

     On February 23, 1998, an action was filed in the United States District Court for the Northern District of Georgia, Civil Action No.1:98CV0593-CAM, by Robert J. Feeney, plaintiff, as a purported class action against MMC and Jeffrey
S. Moore, the former President and Chief Executive Officer of MMC. The complaint alleges, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of MMC's financial statements. The named plaintiff seeks to represent a class consisting of purchasers of the common stock of MMC between April 11, 1997 and December 18, 1997, and seeks such other relief as the Court may deem just and proper. An amended complaint was filed in such matter on or about June 29, 1998, which amended complaint, among other things,

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

adds Mego Financial as a defendant, adds John Cole, Trent Hildebrand, Burt W. Price and Frank J. Murphy as Plaintiffs and alleges an expansion of the purported class to certain purchasers of MMC's common stock from April 11, 1997 through May 20, 1998. However, the Company was not the parent company of MMC at the time when the majority of the matters which are cited in the above-described action occurred. Motions to dismiss the Complaints have been filed by the defendants. The Company does not believe that any judgment obtained will have a material adverse effect on the Company's or PEC's business or financial condition.

     On August 27, 1998, an action was filed in the United States District Court, County of Clark, State of Nevada, No. A392585, by Robert and Jocelyne Henry, husband and wife individually and on behalf of all others similarly situated. The plaintiffs have filed a complaint for class action relief claiming the Company is guilty of: breach of contract; unjust enrichment; customer fraud; and bait and switch tactics as a result of a solicitation of betterment fees pursuant to a letter sent to certain lot owners on January 26, 1995 (Letter). The Letter was sent to approximately 1,400 lot owners stating that their lots would be buildable by April 1, 1995 as a result of sewer and water lines being run near their respective lots. The Letter offered to accept a betterment fee payment in the amount of $2,380 per lot prior to an anticipated increase. The Plaintiffs paid the fee and claimed they did not have a buildable lot as sewer and water lines that were run did not reach their property. The Company does not believe a determination in favor of the Plaintiffs will result in a material judgment against the Company. Only approximately 350 customers accepted the offer presented in the Letter and a number of those customers own lots that are buildable. The Company is reviewing the various claims with counsel.

     In the general course of business the Company, at various times, has been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the business or financial condition of the Company.

     Contingencies -- At August 31, 1998, irrevocable letters of credit in the amount of $310,000 were issued and outstanding to secure certain obligations of the Company. These letters are collateralized by notes receivable in the amount of $1,036,000.

     License Agreement -- In April 1995, PEC entered into a strategic alliance pursuant to which PEC was granted a ten-year (including a renewal option) exclusive license to operate both its existing and future timeshare properties under the name "Ramada Vacation Suites." PEC has renamed its timeshare resorts. The arrangement provides for the payment by PEC of an initial access fee of $1,000,000, which has been paid, and monthly recurring fees equal to 1% of PEC's Gross Sales (as defined) each month through January 1996 and 1.5% of PEC's Gross Sales each month commencing in February 1996. The initial term of the arrangement is five years and PEC has the option to renew the arrangement for an additional term of five years.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables reflect consolidated quarterly financial data for the Company for the fiscal years ended August 31, 1998 and 1997 (thousands of dollars, except per share amounts):

                                                         FOR THE THREE MONTHS ENDED
                                           -------------------------------------------------------
                                           AUGUST 31,      MAY 31,     FEBRUARY 28,   NOVEMBER 30,
                                              1998          1998           1998           1997
                                           -----------   -----------   ------------   ------------
REVENUES:
Net timeshare interest and land sales....  $    14,539   $    13,109   $    12,016    $    11,861
Gain on sale of receivables..............          656            --            --             --
Interest income..........................        1,913         1,931         1,693          1,624
Financial income and other...............        1,956         2,471         2,219          2,602
                                           -----------   -----------   -----------    -----------
          Total revenues.................       19,064        17,511        15,928         16,087
                                           -----------   -----------   -----------    -----------
EXPENSES:
Direct costs of timeshare interest and
  land sales.............................        2,705         2,176         2,018          2,246
Operating expenses.......................       14,852        15,019        13,431         13,490
Interest expense.........................        2,215         2,157         1,762          1,716
                                           -----------   -----------   -----------    -----------
          Total expenses.................       19,772        19,352        17,211         17,452
                                           -----------   -----------   -----------    -----------
Income (loss) from continuing operations
  before income taxes....................         (708)       (1,841)       (1,283)        (1,365)
Income taxes (benefit)...................         (240)       (1,728)           --             --
                                           -----------   -----------   -----------    -----------
Income (loss) from continuing
  operations.............................         (468)         (113)       (1,283)        (1,365)
Income from discontinued operations, net
  of taxes and minority interest.........           --            --            --             --
                                           -----------   -----------   -----------    -----------
Net income applicable to common stock....  $      (468)  $      (113)  $    (1,283)   $    (1,365)
                                           ===========   ===========   ===========    ===========
EARNINGS (LOSS) PER COMMON SHARE:
Basic:
  Income (loss) from continuing
     operations..........................  $     (0.02)  $     (0.01)  $     (0.06)   $     (0.06)
  Income from discontinued operations....           --            --            --             --
                                           -----------   -----------   -----------    -----------
  Net income applicable to common
     stock...............................  $     (0.02)  $     (0.01)  $     (0.06)   $     (0.06)
                                           ===========   ===========   ===========    ===========
  Weighted-average number of common
     shares..............................   21,009,506    21,009,506    21,009,506     21,009,506
                                           ===========   ===========   ===========    ===========
Diluted:
  Income (loss) from continuing
     operations..........................  $     (0.02)  $     (0.01)  $     (0.06)   $     (0.06)
  Income from discontinued operations....           --            --            --             --
                                           -----------   -----------   -----------    -----------
  Net income applicable to common
     stock...............................  $     (0.02)  $     (0.01)  $     (0.06)   $     (0.06)
                                           ===========   ===========   ===========    ===========
  Weighted-average number of common
     shares and common share equivalents
     outstanding.........................   21,009,506    21,009,506    21,009,506     21,009,506
                                           ===========   ===========   ===========    ===========

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

                                                         FOR THE THREE MONTHS ENDED
                                           -------------------------------------------------------
                                           AUGUST 31,      MAY 31,     FEBRUARY 28,   NOVEMBER 30,
                                              1997          1997           1997           1996
                                           -----------   -----------   ------------   ------------
REVENUES:
Net timeshare interest and land sales....  $    12,774   $    13,202   $    11,956    $    10,947
Gain on sale of receivables..............          620           503           441            449
Interest income..........................        1,828         1,941         1,762          1,637
Financial income and other...............        2,219         2,609         2,493          2,115
                                           -----------   -----------   -----------    -----------
          Total revenues.................       17,441        18,255        16,652         15,148
                                           -----------   -----------   -----------    -----------
EXPENSES:
Direct costs of timeshare interest and
  land sales.............................        2,501         1,746         1,612          1,634
Operating expenses.......................       14,967        14,326        14,014         12,894
Interest expense.........................        2,107         2,084         2,116          2,151
                                           -----------   -----------   -----------    -----------
          Total expenses.................       19,575        18,156        17,742         16,679
                                           -----------   -----------   -----------    -----------
Income (loss) from continuing operations
  before income taxes....................       (2,134)           99        (1,090)        (1,531)
Income taxes (benefit)...................       (7,653)       (2,084)       (2,458)          (467)
                                           -----------   -----------   -----------    -----------
Income (loss) from continuing
  operations.............................        5,519         2,183         1,368         (1,064)
Income from discontinued operations, net
  of taxes and minority interest.........        3,747         2,944         2,413          2,230
                                           -----------   -----------   -----------    -----------
Net income applicable to common stock....  $     9,266   $     5,127   $     3,781    $     1,166
                                           ===========   ===========   ===========    ===========
EARNINGS (LOSS) PER COMMON SHARE:
Basic:
  Income (loss) from continuing
     operations..........................  $      0.29   $      0.11   $      0.07    $     (0.06)
  Income from discontinued operations....         0.20          0.16          0.13           0.12
                                           -----------   -----------   -----------    -----------
  Net income applicable to common
     stock...............................  $      0.49   $      0.27   $      0.20    $      0.06
                                           ===========   ===========   ===========    ===========
  Weighted-average number of common
     shares..............................   18,878,748    18,733,121    18,579,788     18,433,121
                                           ===========   ===========   ===========    ===========
Diluted:
  Income (loss) from continuing
     operations..........................  $      0.28   $      0.11   $      0.07    $     (0.06)
  Income from discontinued operations....         0.19          0.16          0.12           0.12
                                           -----------   -----------   -----------    -----------
  Net income applicable to common
     stock...............................  $      0.47   $      0.27   $      0.19    $      0.06
                                           ===========   ===========   ===========    ===========
  Weighted-average number of common
     shares and common share equivalents
     outstanding.........................   19,619,687    19,299,365    19,662,582     18,433,121
                                           ===========   ===========   ===========    ===========