Form 10-Q
period 1998-11-30
MEGO FINANCIAL CORP
filed 1999-01-14
CIK 736035

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 1998

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO _________

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

        As of January 11, 1999, there were 21,009,506 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

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

           Condensed Consolidated Balance Sheets at
            November 30, 1998 and August 31, 1998.....................................1

           Condensed Consolidated Statements of Operations for the Three Months
            Ended November 30, 1998 and 1997  ........................................2

           Condensed Consolidated Statements of Stockholders' Equity for the
            Three Months Ended November 30, 1998 .....................................3

           Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended November 30, 1998 and 1997 .........................................4

           Notes to Condensed Consolidated Financial Statements.......................5

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................................7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk................15


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.........................................................16

Item 4.    Submission of Matters to a Vote of Security Holders.......................16

Item 6.    Exhibits and Reports on Form 8-K..........................................17

SIGNATURE ...........................................................................18

PART I     FINANCIAL INFORMATION
ITEM 1.    CONDENSED FINANCIAL STATEMENTS


                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                                                 NOVEMBER 30,      AUGUST 31,
                                                                                    1998             1998
                                                                                -------------    -------------
ASSETS
Cash and cash equivalents                                                           $  2,293      $  1,813
Restricted cash                                                                        1,797         1,694
Notes receivable, net of allowance for cancellations and discounts of
    $12,917 at November 30, 1998 and $12,403 at August 31, 1998                       52,207        47,789
Interest only receivables, at fair value                                               3,232         3,367
Timeshare interests held for sale                                                     34,922        35,798
Land and improvements inventory                                                        7,672         7,965
Other investments                                                                      4,356         4,395
Property and equipment, net of accumulated depreciation of $14,709 at
    November 30, 1998 and $14,119 at August 31, 1998                                  23,794        23,950
Deferred selling costs                                                                 3,881         3,719
Prepaid debt expenses                                                                  1,468         1,431
Other assets                                                                          10,230        10,155
                                                                                    --------      --------
           TOTAL ASSETS                                                             $145,852      $142,076
                                                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes and contracts payable                                                       $ 87,021      $ 81,986
  Accounts payable and accrued liabilities                                            20,416        19,098
  Reserve for notes receivable sold with recourse                                      6,008         6,620
  Deposits                                                                             4,267         4,877
  Accrued income taxes                                                                 3,954         4,468
                                                                                    --------      --------
           Total liabilities before subordinated debt                                121,666       117,049
                                                                                    --------      --------
Subordinated debt                                                                      4,247         4,348

Redeemable preferred stock, Series A, 12% cumulative preferred stock, $.01 par value, $10 redemption value, 0 shares issued and outstanding
  at November 30, 1998 and August 31, 1998                                                --            --

Stockholders' equity:
  Preferred stock, $.01 par value (authorized--5,000,000 shares)                          --            --
  Common stock, $.01 par value (authorized--50,000,000 shares); 21,009,506
    shares issued and outstanding                                                        210           210
  Additional paid-in capital                                                          12,789        12,789
  Retained earnings                                                                    6,940         7,680
                                                                                    --------      --------
           Total stockholders' equity                                                 19,939        20,679
                                                                                    --------      --------
           TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                              $145,852      $142,076
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

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                                   (unaudited)

                                                          THREE MONTHS ENDED
                                                              NOVEMBER 30,
                                                   ------------------------------
                                                          1998              1997
                                                   -------------    -------------
REVENUES
  Timeshare interest sales, net                    $     9,050       $      8,835
  Land sales, net                                        3,491              3,026
  Interest income                                        1,992              1,624
  Financial income                                         309              1,018
  Gain on sale of investments                              513                 --
  Incidental operations                                    690                761
  Other                                                    820                823
                                                  ------------       ------------
           Total revenues                               16,865             16,087
                                                  ------------       ------------
COSTS AND EXPENSES
  Direct cost of:
    Timeshare interest sales                             1,754              1,847
    Land sales                                             580                399
  Incidental operations                                    651                700
  Marketing and sales                                    8,833              7,790
  Depreciation                                             520                579
  Interest expense                                       2,088              1,716
  General and administrative                             3,560              4,421
                                                  ------------       ------------
           Total costs and expenses                     17,986             17,452
                                                  ------------       ------------
LOSS BEFORE INCOME TAXES                                (1,121)            (1,365)

INCOME TAXES (BENEFIT)                                    (381)                --
                                                  ------------       ------------
NET LOSS APPLICABLE TO COMMON STOCK               $       (740)      $     (1,365)
                                                  ============       ============
LOSS PER COMMON SHARE
  Basic:
    Net loss applicable to common stock           $      (0.04)      $      (0.06)
                                                  ============       ============
  Weighted-average number of common shares          21,009,506         21,009,506
                                                  ============       ============

  Diluted:
    Net loss applicable to common stock           $      (0.04)      $      (0.06)
                                                  ============       ============
  Weighted-average number of common shares
    and common share equivalents outstanding        21,009,506         21,009,506
                                                  ============       ============



            See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (thousands of dollars, except per share amounts)


                                          COMMON STOCK
                                         $.01 PAR VALUE
                                   ------------------------    ADDITIONAL
                                                                PAID-IN      RETAINED
                                      SHARES        AMOUNT      CAPITAL      EARNINGS      TOTAL
                                   -----------  -----------    -----------  -----------  -----------
Balance at August 31, 1998          21,009,506     $ 210          $12,789      $7,680      $20,679
Net loss for three months ended
  November 30, 1998                                                              (740)        (740)
                                   -----------   ----------    -----------  -----------  -----------
Balance at November 30, 1998        21,009,506     $ 210          $12,789      $6,940      $19,939
                                   ===========   ===========   ===========  ===========  ===========



  See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (thousands of dollars, except per share amounts)

                                                                                      THREE MONTHS ENDED
                                                                                         NOVEMBER 30,
                                                                                   -------------------------
                                                                                      1998          1997
                                                                                   -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $   (740)      $ (1,365)
                                                                                   --------       --------
  Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization of negative goodwill                                                    --             (8)
    Charges to allowance for cancellations                                           (1,098)        (1,794)
    Provision for cancellations                                                       1,183          1,435
    Gain on sale of other investments                                                  (513)            --
    Provision for uncollectible Owners' Association advances                             --            403
    Cost of sales                                                                     2,334          2,246
    Depreciation                                                                        520            579
    Amortization of interest only receivables                                           135             70
    Repayments on notes receivable, net                                               9,402         10,777
    Additions to notes receivable                                                   (13,905)       (13,643)
    Purchase of land and timeshare interests                                         (1,165)        (2,971)
    Additions to other receivables                                                       --         (1,857)
    Decreases to other receivables                                                       --          3,501
    Changes in operating assets and liabilities:
      Decrease (increase) in restricted cash                                           (103)            31
      Increase in other assets                                                         (724)        (2,566)
      Increase in deferred selling costs                                               (162)          (126)
      Increase (decrease) in accounts payable and accrued liabilities                 1,318         (1,732)
      Increase (decrease) in deposits                                                  (610)           136
      Decrease in accrued income taxes                                                 (514)            --
                                                                                   --------       --------
        Total adjustments                                                            (3,902)        (5,519)
                                                                                   --------       --------
         Net cash  used in operating activities                                      (4,642)        (6,884)
                                                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                   (364)          (921)
  Proceeds from sale and property and equipment                                          --             27
  Proceeds from sale of other investments                                               597             --
  Additions to other investments                                                        (45)          (280)
                                                                                   --------       --------
         Net cash provided by (used in) investing activities                            188         (1,174)
                                                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                                           14,323          7,466
  Reduction of debt                                                                  (9,288)        (4,863)
  Payments on subordinated debt                                                        (101)          (424)
  Increase in subordinated debt                                                          --            159
                                                                                   --------       --------
         Net cash provided by financing activities                                    4,934          2,338
                                                                                   --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    480         (5,720)
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD                                        1,813         10,376
                                                                                   --------       --------
CASH AND CASH EQUIVALENTS--END OF PERIOD                                           $  2,293       $  4,656
                                                                                   ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during year for:
    Interest, net of amounts capitalized                                           $  1,841       $  1,473
                                                                                   ========       ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
  Reduction of additional paid-in capital due to Spin-off of Mego Mortgage
    Corporation                                                                    $     --       $(21,735)
  Reduction of retained earnings due to Spin-off of Mego Mortgage Corporation            --        (21,441)



            See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                   (unaudited)


1. FINANCIAL STATEMENTS

        In the opinion of management, when read in conjunction with the audited Consolidated Financial Statements for the years ended August 31, 1998 and 1997, contained in the Form 10-K of Mego Financial Corp. (Mego Financial) filed with the Securities and Exchange Commission for the year ended August 31, 1998, the accompanying unaudited Condensed Consolidated Financial Statements contain all of the information necessary to present fairly the financial position of Mego Financial and Subsidiaries at November 30, 1998, the results of its operations for the three months ended November 30, 1998 and 1997, the change in stockholders' equity for the three months ended November 30, 1998 and the cash flows for the three months ended November 30, 1998 and 1997. All intercompany accounts between the parent and its subsidiaries have been eliminated.

        The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein which are normal and recurring in nature. The results of operations for the three months ended November 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. NATURE OF OPERATIONS

        Mego Financial is a premiere developer of timeshare properties and a provider of consumer financing to purchase timeshare intervals and land parcels through its wholly-owned subsidiary, Preferred Equities Corporation (PEC) established in 1970. PEC is engaged primarily in originating, selling, servicing and financing consumer receivables generated through timeshare and land sales. Mego Financial and its subsidiaries are herein individually or collectively referred to as the Company as the context requires. Mego Financial was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp.

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

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                   (unaudited)


        On October 6, 1998, the Company announced that it has retained Friedman, Billings, Ramsey & Co., Inc. to review strategic alternatives available to the Company, including potential offers, mergers and financing transactions.

        On December 24, 1998, Finova Capital Corporation (FINOVA) agreed to make a loan in the amount of $5,662,000 to PEC, guaranteed by the Company with a maturity date of June 30, 1999. On that date, FINOVA advanced $3,000,000, less fees, secured by a pledge of the stock of Central Nevada Utilities Company, a wholly-owned subsidiary of PEC. In consideration of FINOVA making the advance, Mego Financial granted to FINOVA a warrant for 150,000 shares of common stock of the Company at a $1.00 per share exercise price, exercisable within a five-year period commencing January 1, 1999. Another advance of up to $2,662,000 will be available in January 1999 and additional collateral will be pledged. As a condition for this advance, a warrant for up to an additional 350,000 shares of common stock of the Company at a $1.00 per share exercise price will be issued to Finova.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. There are no additional items that would be reported as Comprehensive Income that are not included in the Company's Statements of Operations for either of the quarters ended November 30, 1998 and 1997.

4. STOCKHOLDERS' EQUITY

        Mego Financial's stock option plan (Stock Option Plan), which was amended and restated as of September 16, 1998 upon the approval of Mego Financial's shareholders, provides for non-qualified and qualified incentive options to officers, key employees and directors. On September 23, 1998, an additional 111,000 incentive and non-incentive stock options were granted under the Stock Option Plan by the Stock Option Committee to employees at $1.00 per share being the fair value. In addition, the exercise prices of 304,500 of options issued on September 2, 1997 were revised from $3.125 per share to $1.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain forward-looking statements and information relating to Mego Financial Corp. (Mego Financial) (Mego Financial and its subsidiaries are referred to herein collectively as the Company as the context requires) that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new timeshare and land sales programs and future financial performance, including growth in revenues and net income and cash flows. Such forward-looking statements also include, without limitation, the Company's expectations and beliefs as to the projected costs and anticipated timetable to address Year 2000 compliance issues, the adequacy of its plans to address such issues and the impact on the Company's operations in the event that certain or all of its plans or the plans of its lenders and other third parties in respect of such compliance issues prove to be inadequate. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

        The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, contained elsewhere herein and in the Company's Form 10-K for the fiscal year ended August 31, 1998.

GENERAL

        The business of the Company is primarily the marketing, financing, and sale of timeshare interests, retail lots and land parcels, and servicing the related notes receivable. The Company, through its subsidiary Preferred Equities Corporation (PEC), provides financing to purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust and mortgages as well as non-recourse installment sale contracts. These notes receivable are generally payable over a period ranging from two to twelve years, bear interest at rates ranging from 12.5% to 15.5% and generally require equal monthly payments of principal and interest.

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

        The present values of expected net cash flows from the sale of notes receivable are recorded at the time of sale as interest only receivables. Interest only receivables are amortized as a charge to income, as payments are received on the retained interest differential over the estimated life of the underlying notes receivable. Interest only receivables are recorded at the lower of unamortized cost or estimated fair value. The expected cash flows used to determine the interest only receivables asset have been reduced for potential losses under recourse provisions of the sales agreements. Reserve for notes receivable sold with recourse represents PEC's estimate of the fair value of its future credit losses to be incurred over the lives of the notes receivable in connection with the recourse provisions of the sales agreements and is shown separately as a liability in the Company's Condensed Consolidated Balance Sheets.

        In discounting cash flows related to notes receivable sales, PEC defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate of 15% for the three months ended November 30, 1998 and 1997. PEC has developed its assumptions based on experience with its own portfolio, available market data and consultation with its financial advisors.

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

        PEC has entered into financing arrangements with certain purchasers of timeshare interests and land whereby no interest or a 5% interest per annum is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments (PEC has discontinued the 0% arrangement, effective during the quarter ended August 31, 1998). Notes receivable of $5.7 million and $7.3 million at November 30, 1998 and August 31, 1998, respectively, were made under this arrangement.

        Land sales as of November 30, 1998 exclude $13.9 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received. If ultimately recognized, revenues from these sales would be reduced by a related provision for cancellations of $1.9 million, estimated deferred selling costs of $3.9 million and cost of sales of $2.0 million.

RESULTS OF OPERATIONS

Three Months Ended November 30, 1998 Compared to Three Months Ended November 30, 1997

PEC

        Total revenues for PEC increased 5.0% or $797,000 to $16.8 million during the three months ended November 30, 1998 from $16.0 million during the three months ended November 30, 1997. The increase was primarily due to an increase in land sales, net, to $3.5 million during the three months ended November 30, 1998 from $3.0 million during the three months ended November 30, 1997 and an increase in interest income to $2.0 million during the three months ended November 30, 1998 from $1.6 million during the three months ended November 30, 1997.

        Timeshare interest and land sales, net, increased to $12.5 million during the three months ended November 30, 1998 from $11.9 million during the three months ended November 30, 1997, an increase of 5.7%.

        Gross sales of timeshare interests were $10 million during the three months ended November 30, 1998 and November 30, 1997. Net sales of timeshare interests increased to $9.1 million from $8.8 million, an increase of 2.4%. The provision for cancellations represented 9.7% and 11.4% of gross sales of timeshare interests for the three months ended November 30, 1998 and 1997, respectively. The decrease in the provision for cancellations for timeshare interests was primarily due to lower cancellation experience during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 and to an analysis of the required allowances, including the reserve for notes receivable sold with recourse, as of November 30, 1998. The Preferred Client Services group was instituted to work with the portfolio and develop better relationships with customers, thus reducing otherwise potential cancellations. There is a much greater focus on working with the purchasers and their individual problems rather than merely demanding repayment of debt.

        Gross sales of land increased to $3.7 million during the three months ended November 30, 1998 from $3.3 million during the three months ended November 30, 1997, an increase of 11.3%. Net sales of land increased to $3.5 million during the three months ended November 30, 1998 from $3.0 million during the three months ended November 30, 1997, an increase of 15.4%, primarily due to sales at Hartsel Ranch, Colorado in the 1998 period which commenced during the third quarter of fiscal 1998. The provision for cancellations decreased to 5.6% of gross sales of land for the three months ended November 30, 1998 from 8.9% for the three months ended November 30, 1997. The decrease in the provision for cancellation for land was primarily due to lower cancellation experience during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 and to an analysis of the required allowances, including the reserve for notes receivable sold with recourse, as of November 30, 1998.

        A gain on sale of investments of $513,000 was recorded for the three months ended November 30, 1998. There were no investment sales during the three months ended November 30, 1997. In October, 1998, PEC sold a vacant parcel of land containing approximately 40 acres, in Pahrump, NV for $597,000.

        Interest income increased to $2.0 million during the three months ended November 30, 1998 from $1.5 million for the three months ended November 30, 1997, primarily due to increased average notes receivable balances for the comparative quarters.

        Financial income decreased to $309,000 during the three months ended November 30, 1998 from $1 million during the three months ended November 30, 1997, a decrease of 69.6%. The decrease was primarily a result of the termination by agreement of loan servicing for a company previously affiliated with Mego Financial.

        As a result of the foregoing, and notwithstanding the decrease in financial income, total PEC revenues increased to $16.8 million during the three months ended November 30, 1998 from $16 million during the three months ended November 30, 1997.

        Total costs and expenses for PEC increased to $17.5 million for the three months ended November 30, 1998 from $16.6 million for the three months ended November 30, 1997, an increase of 5.4%. The increase resulted primarily from an increase in marketing and sales expenses to $8.8 million from $7.8 million, an increase of 13.4%; an increase in direct costs of land sales to $580,000 from $399,000, an increase of 45.4%; and an increase of $380,000 in interest expense, an increase of 24.4%, partially offset by a decrease in general and administrative expenses to $3.2 million from $3.7 million, a decrease of 13.3%. The increase in marketing and sales expenses resulted primarily from the expansion of timeshare marketing efforts by PEC and higher gross sales. The increase in direct costs of land is attributable to increased sales of higher cost lots sold during the current fiscal quarter compared to the same quarter last year. The increase in interest expense is due to the increase in the average outstanding balance of notes and contracts payable. The decrease in general and administrative expenses is due to the reduction in salaries and benefits and a decrease in maintenance fees paid by PEC.

        As a percentage of gross sales of timeshare interests and land, marketing and sales expenses relating thereto increased to 65.1% during the three months ended November 30, 1998 from 58.6% during the three months ended November 30, 1997, and cost of sales increased to 17.0% during the three months ended November 30, 1998 from 16.9% during the three months ended November 30, 1997. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than from sales of land. Subsequent to November 30, 1998 the Company has restructured its marketing and sales programs, which restructuring has included the closing of unprofitable sales locations, the elimination of certain marketing programs and the layoff of related personnel.

        Interest expense of PEC increased to $1.9 million during the three months ended November 30, 1998 from $1.6 million during the three months ended November 30, 1997, an increase of 24.4%. The increase is a result of an increase in the average outstanding balance of notes and contracts payable during the three months ended November 30, 1998 compared to the three months ended November 30, 1997.

        A pre-tax loss of $719,000 was recorded by PEC during the three months ended November 30, 1998 compared to pre-tax loss of $612,000 during the three months ended November 30, 1997. The increase in the pre-tax loss is primarily due to the increases in direct cost of land sales, interest expense and marketing and sales expense, together with a decrease in financial income, partially offset by the a decrease in general and administrative expenses.

        No income tax provision or benefit for PEC was recorded for the three months ended November 30, 1998 and 1997, since, as part of an arrangement between PEC and the Company regarding payment of taxes, PEC generally does not recognize a tax benefit for periods in which it records a loss.

        As a result of the foregoing, PEC reported a net loss of $719,000 during the three months ended November 30, 1998 compared to a net loss of $612,000 during the three months ended November 30, 1997.

COMPANY (consolidated)

        Loss before income taxes decreased $244,000 to a loss of $1.1 million during the three months ended November 30, 1998 from a loss of $1.4 million during the three months ended November 30, 1997. The reduction in loss is attributable to the decrease in Company-only expenses.

        On a consolidated basis, the decrease in the pre-tax loss is largely due to the increases in land sales and interest income, the gain on sale of investments and by the decreases in general and administrative expenses, offset by the decrease in financial income. Total costs and expenses during the three months ended November 30, 1998 were $18.0 million, an increase of 3.1% over $17.5 million during the three months ended November 30, 1997. Marketing and sales expenses increased 13.4% for the three months ended November 30, 1998 compared to the three months ended November 30, 1997 due primarily to the expansion of timeshare marketing efforts by PEC and higher gross sales. Also, see prior discussion for PEC.

        An income tax benefit of $381,000 was recorded for the three months ended November 30, 1998, and was based on the statutory rate. For the three months ended November 30, 1997, there was no provision as the facts and circumstances related to the Company's income tax liability reserves were under extensive review and analysis, which was subsequently completed during fiscal 1997.

        Net loss applicable to common stock was $740,000 during the three months ended November 30, 1998 compared to net loss applicable to common stock of $1.4 million during the three months ended November 30, 1997, due primarily to an income tax benefit of $381,000 recognized during the three months ended November 30, 1998 compared to no income tax benefit recognized during the three months ended November 30, 1997. See prior discussion for PEC.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents for the Company was $2.3 million at November 30, 1998 compared to $1.8 million at August 31, 1998. On December 24, 1998, FINOVA agreed to make a loan in the amount of $5.7 million to PEC, guaranteed by the Company with a maturity date of June 30, 1999. On that date, FINOVA advanced $3.0 million, less fees, secured by a pledge of the stock of Central Nevada Utilities Company, a wholly-owned subsidiary of PEC. In consideration of FINOVA making the advance, the Company granted FINOVA a warrant for 150,000 shares of common stock of the Company at a $1.00 per share exercise price, exercisable within a five-year period commencing January 1, 1999. Another advance up to $2,662,000 will be available in January 1999 and additional collateral will be pledged. As a condition for this advance, a warrant for up to an additional 350,000 shares of common stock of the Company at a $1.00 per share exercise price will be issued to Finova.

        The Company has recently experienced cash flow pressures and has taken the following steps to alleviate this situation. In addition to the short-term funding from FINOVA discussed above, subsequent to November 30, 1998, the Company reduced its work force by 180 employees, resulting in an estimated savings of $4.85 million of salaries and related benefits on an annualized basis. Also, certain unprofitable sales office locations have been closed and PEC plans to sell certain non-producing properties which are not deemed to be part of the core business. While the Company believes these actions will improve its cash flow and help return it to profitability, there can be no assurance that these efforts will be successful.

PEC

        PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of principal and interest on debt obligations, and payments of marketing and sales expenses in connection with sales of timeshare interests and land. Marketing and sales expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through sales and hypothecations of receivables, PEC's lines of credit in the aggregate amount of $137.5 million and cash flows from operations. At November 30, 1998, no commitments existed for material capital expenditures.

        At November 30, 1998, PEC had arrangements with 5 institutional lenders under 6 agreements for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for 6 lines of credit of up to an aggregate of $137.5 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At November 30, 1998, an aggregate of $82.8 million was outstanding under such lines of credit, and $54.7 million was available for borrowing. Under the terms of these lines of credit, PEC may borrow 70% to 90% of the balances of the pledged timeshare and land receivables. PEC is required to comply with certain covenants under these agreements, which, among other things, require PEC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that PEC maintain a minimum tangible net worth of $25 million. At November 30, 1998, PEC's net worth was $26.6 million. Necessary waivers of compliance with certain covenants related to these agreements have been received. Summarized lines of credit information and accompanying notes relating to these six lines of credit outstanding at November 30, 1998, consist of the following (thousands of dollars):

   BORROWING
   AMOUNT AT         MAXIMUM
  NOVEMBER 30,      BORROWING         REVOLVING
      1998            AMOUNT     EXPIRATION DATE (f)     MATURITY DATE          INTEREST RATE
---------------    ------------  ---------------------  ---------------    ---------------------

      $ 50,287        75,000     (a) May 15, 2000         Various          Prime   +  2.0-2.25%
         3,434        15,000     (b) January 31, 1999     Various          Prime   +  2.0%
        11,833        15,000     (c) February 28, 1999    Various          LIBOR   +  4.0-4.25%
         6,307        15,000     (c) May 1, 1999          Various          LIBOR   +  4.0-4.25%
         4,436        10,000     (d) August 1, 2000       August 1, 2003   Prime   +  2.0-2.25%
         6,503         7,500     (e) January 31, 1999     Various          Prime   +  2.0-3.00%

---------------

(a) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $20 million with such amount increasing each fiscal quarter after August 31, 1997 by an amount equal to 50% of PEC's consolidated net income for each quarter up to a maximum requirement of $25 million. At November 30, 1998, $32.8 million was outstanding related to financings at prime +2%, of which $24.4 million of loans secured by land receivables mature May 15, 2010 and $8.4 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes $.8 million in acquisition and development (A&D) financing maturing May 20, 1999, $6.4 million maturing July 1, 2003 for the financing of corporate office buildings, both of which are amortizing loans, and a real estate loan with an outstanding balance of $1.2 million maturing March 20, 1999 all bearing interest at prime + 2.25%. The remaining A&D loans, receivables loans and a resort lobby loan outstanding of $9.0 million are at prime +2% and mature at various dates through February 28, 2001.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million during the life of the loan. These credit lines include available financing for A&D and receivables. At November 30, 1998, $1.2 million was outstanding under the A&D loan maturing September 1, 1999, and $2.2 million maturing June 1, 2002 was outstanding under the receivables loan. Management has obtained a verbal commitment from the lender that this revolving line of credit will be extended for a period of 18 months on substantially the same terms.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17 million during the life of the loan. These credit lines include available financings for A&D and receivables. At November 30, 1998, $4.4 million was outstanding under the A&D loans which have maturity dates of December 31, 2000 and June 30, 2001, and bears interest at the 90 day London Interbank Offering Rate (LIBOR) + 4.25%. The available receivable financings, of which $7.4 million was outstanding at November 30, 1998, is at 90 day LIBOR + 4% and has maturity dates of June 5, 2005 and August 5, 2005.

(d) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million. This credit line is for the purpose of financing receivables and costs of remodeling.

(e) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $15 million. This credit line is for the purpose of financing receivables of which $2.5 million was outstanding at November 30, 1998 in respect to receivable debt, and a real estate loan of $4.0 million with a maturity date of August 31, 1999. The maturity date for the receivables debt is May 31, 2002. Management has obtained a verbal commitment from the lender that this revolving line of credit will be extended for a period of 18 months on substantially the same terms.

(f) Revolving expiration dates represent the expiration of the revolving features of the lines of credit, at which time the credit lines become loans with fixed maturities. The Company is presently negotiating for extension of the revolving periods expiring in 1999.

        A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):

                                                 FOR THE THREE MONTHS ENDED
                                                        NOVEMBER 30,
                                                ----------------------------
                                                    1998           1997
                                                ------------- --------------
Marketing and sales expenses attributable to
  recognized and unrecognized sales               $ 8,996       $ 7,915
Less:  Down payments                               (2,732)       (3,116)
                                                  -------       -------
Cash shortfall                                    $ 6,264       $ 4,799
                                                  =======       =======

        During the three months ended November 30, 1998 and November 30, 1997, PEC did not sell any notes receivable.

        PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables generally at the option of the purchaser. At November 30, 1998, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $67.8 million. The repurchase provisions provide for substitution of receivables as recourse for $49.9 million of sold notes receivable and cash payments for repurchase relating to $17.9 million of sold notes receivable. At November 30, 1998 and 1997, the undiscounted amounts of the recourse obligations on such notes receivable were $7.2 million and $7.9 million, respectively. PEC periodically reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

        The components of the Company's debt, including lines of credit consist of the following (thousands of dollars):

                                                      NOVEMBER 30,    AUGUST 31,
                                                         1998           1998
                                                     -------------  ------------
Notes collateralized by receivables                     $47,610      $42,793
Mortgages collateralized by real estate properties       37,698       37,393
Installment contracts and other notes payable             1,713        1,800
                                                        -------      -------
        Total                                           $87,021      $81,986
                                                        =======      =======

FINANCIAL CONDITION

November 30, 1998 Compared to August 31, 1998

        Cash and cash equivalents increased 26.5% to $2.3 million at November 30, 1998 from $1.8 million at August 31, 1998.

        Notes receivable, net, increased 9.2% to $52.2 million at November 30, 1998 from $47.8 million at August 31, 1998 primarily as a result of new receivables added exceeding reductions while no receivable sales occurred during the three months ended November 30, 1998.

        Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for the three months ended November 30, 1998 consists of the following (thousands of dollars):

Balance at beginning of period                                    $18,488
  Provision for cancellations                                       1,183
  Amounts charged to allowance for cancellations and
    reserve for notes receivable sold with recourse                (1,085)
                                                                  -------
Balance at end of period                                          $18,586
                                                                  =======

        The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):

                                                        NOVEMBER 30,      AUGUST 31,
                                                           1998              1998
                                                       -------------     -----------
Allowance for cancellations, excluding discounts          $12,578          $11,868
Reserve for notes receivable sold with recourse             6,008            6,620
                                                          -------          -------
  Total                                                   $18,586          $18,488
                                                          =======          =======

        Timeshare and land sales, net, increased to $12.5 million for the three months ended November 30, 1998 from $11.9 million for the three months ended November 30, 1997.

        Statement of Financial Accounting Standard (SFAS) No. 125 (SFAS 125) requires the reclassification of excess servicing rights as interest only receivables which are carried at fair market value. Interest only receivables decreased 4.0% to $3.2 million at November 30, 1998 from $3.4 million at August 31, 1998 due to normal amortization.

        Notes and contracts payable increased 6.1% to $87.0 million at November 30, 1998 from $82.0 million at August 31, 1998 due to decreased paydowns of debt with proceeds from receivable sales and borrowings on newly generated receivables during the three months ended November 30, 1998.

        Reserve for notes receivable sold with recourse decreased 9.2% to $6.0 million at November 30, 1998 from $6.6 million at August 31, 1998 due to paydowns on existing sold loans and no receivable sales occurring during the period. Recourse to PEC on sales of notes receivable is governed by the agreements between the purchasers and PEC.

        Accrued income taxes decreased 11.5% to $4.0 million at November 30, 1998 from $4.5 million at August 31, 1998. The changes in certain income tax liability reserves are a result of facts and circumstances determined in an extensive review and analysis of the Company's federal income tax liability completed during fiscal 1997.

        Stockholders' equity decreased 3.6% to $19.9 million at November 30, 1998 from $20.7 million at August 31, 1998.



YEAR 2000 COMPLIANCE

        The status of the Year 2000 compliance issue is substantially the same as reported in the Company's 1998 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There was no material change for the quarter ended November 30, 1998 in the information about the Company's "Quantitative and Qualitative Disclosures About Market Risk" as disclosed in Form 10-K for the fiscal year ended August 31, 1998.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Except as hereinafter set forth, there has been no material change in the status of the litigation reported in the Company's Annual Report on Form 10-K for the year ended August 31, 1998.

        As previously reported in the Company's 1998 Form 10-K, on August 27, 1998, an action was filed by Robert and Jocelyn Henry, husband and wife individually and on behalf of all others similarly situated. On December 17, 1998, counsel for the plaintiffs filed an amended class action complaint which was served on PEC on December 21, 1998. The amended complaint added a defendant and two plaintiffs, and in addition to the allegations set forth in the above referenced Form 10-K, alleges a pattern of fraud in PEC's general lot sales program including the inability to deliver utility services. The Company believes it has substantial defenses to the Amended Complaint. Although the Company presently cannot predict the outcome of this matter, it does not believe that this matter will have a material adverse affect on the Company's or PEC's business or financial condition.

        In the general course of business the Company, at various times, has been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the business or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders ("Meeting") of the Company was held on September 16, 1998.

(b) Not applicable because:

        (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

        (ii) There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated August 25, 1998; and

        (iii) All such nominees were elected.

(c) The matters voted on at the Meeting consisted of the following:

        (i) The election of six members to the Company's Board of Directors. The name of each nominee for election and the number of shares voted for and against such nominee, are set forth below:

-----------------------    -------------    --------------
       NAME                     FOR              AGAINST
-----------------------    -------------    --------------
Robert Nederlander            16,849,183         142,979
Jerome J. Cohen               16,849,108         143,054
Herbert B. Hirsch             16,849,193         142,969
Eugene I. Schuster            16,849,293         142,869
Wilbur L. Ross, Jr            16,849,283         142,879
John E. McConnaughy, Jr       16,849,283         142,879

        (ii) A proposal to approve the Company's Amended and Restated Stock Option Plan. 16,107,114 shares were voted in favor of such proposal, 880,227 shares were voted against the proposal and 4,821 shares abstained from voting on such proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       EXHIBIT
       NUMBER                         DESCRIPTION
       -------                        -----------
        10.150    Amended and Restated and Consolidated Loan and Security
                  Agreement between Finova and PEC & Mego Financial dated
                  December 23, 1998.

        10.151    Common Stock Purchase Warrant issued by Mego Financial to
                  Finova Capital Corporation dated December 23, 1998.

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






Date: January 14, 1999

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEGO FINANCIAL CORP.


                                        By:
                                            ------------------------------------
                                            Charles G. Baltuskonis
                                            Vice President and Chief Accounting
                                            Officer






Date: January ___, 1999