Form 10-Q
period 1999-02-28
MEGO FINANCIAL CORP
filed 1999-04-14
CIK 736035

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: February 28, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

         As of April 12, 1999, there were 21,009,506 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

================================================================================

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES



                                      INDEX



                                                                                                             Page
                                                                                                             ----
PART I       FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets at February 28, 1999 and August 31, 1998...................  1

             Condensed Consolidated Statements of Operations for the Three and Six Months Ended
                February 28, 1999 and 1998....................................................................  2

             Condensed Consolidated Statements of Stockholders' Equity for the Six Months Ended
                February 28, 1999.............................................................................  3

             Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                February 28, 1999 and 1998....................................................................  4

             Notes to Condensed Consolidated Financial Statements.............................................  5

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................................................  7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk....................................... 16

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings................................................................................ 17

Item 5.      Other Events..................................................................................... 17


Item 6.      Exhibits and Reports on Form 8-K................................................................. 17

SIGNATURE    ................................................................................................. 20

PART I     FINANCIAL INFORMATION
ITEM 1.    CONDENSED FINANCIAL STATEMENTS

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (thousands of dollars, except per share amounts)
                                   (unaudited)

                                                                                            FEBRUARY 28,      AUGUST 31,
ASSETS                                                                                          1999             1998
                                                                                            ------------     -----------
Cash and cash equivalents                                                                    $   1,575       $   1,813
Restricted cash                                                                                  1,773           1,694
Notes receivable, net of allowance for cancellations and discounts of $12,917 at
    February 28, 1999 and $12,403 at August 31, 1998                                            55,393          47,789
Interest only receivables, at fair value                                                         3,047           3,367
Timeshare interests held for sale                                                               34,091          35,798
Land and improvements inventory                                                                  7,314           7,965
Other investments                                                                                4,262           4,395
Property and equipment, net of accumulated depreciation of $15,245 at February 28,
    1999 and $14,119 at August 31, 1998                                                         23,840          23,950
Deferred selling costs                                                                           4,029           3,719
Prepaid debt expenses                                                                            1,544           1,431
Other assets                                                                                    12,504          10,155
                                                                                             ---------       ---------

              TOTAL ASSETS                                                                   $ 149,372       $ 142,076
                                                                                             =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Notes and contracts payable                                                              $  92,671       $  81,986
    Accounts payable and accrued liabilities                                                    19,780          19,098
    Reserve for notes receivable sold with recourse                                              5,432           6,620
    Deposits                                                                                     3,951           4,877
    Accrued income taxes                                                                         3,685           4,468
                                                                                             ---------       ---------

              Total liabilities before subordinated debt                                       125,519         117,049
                                                                                             ---------       ---------

Subordinated debt                                                                                4,403           4,348


Stockholders' equity:
    Preferred stock, $.01 par value (authorized--5,000,000 shares, none outstanding)                --              --
    Common stock, $.01 par value (authorized--50,000,000 shares);  21,009,506
      shares issued and outstanding                                                                210             210
    Additional paid-in capital                                                                  12,822          12,789
    Retained earnings                                                                            6,418           7,680
                                                                                             ---------       ---------

              Total stockholders' equity                                                        19,450          20,679
                                                                                             ---------       ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 149,372       $ 142,076
                                                                                             =========       =========



                See notes to consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               FEBRUARY 28,                   FEBRUARY 28,
                                                     ----------------------------    ----------------------------
                                                        1999            1998             1999            1998
                                                     ------------    ------------    ------------    ------------
REVENUES
    Timeshare interest sales, net                    $      8,559    $      8,458    $     17,609    $     17,293
    Land sales, net                                         3,518           3,558           7,009           6,584
    Gain on sale of investments                                --              --             513              --
    Interest income                                         1,952           1,693           3,944           3,317
    Financial income                                          400             986             709           2,004
    Incidental operations                                     586             660           1,276           1,421
    Other                                                     871             573           1,691           1,396
                                                     ------------    ------------    ------------    ------------
              Total revenues                               15,886          15,928          32,751          32,015
                                                     ------------    ------------    ------------    ------------

COSTS AND EXPENSES Direct cost of:
      Timeshare interest sales                              1,680           1,604           3,434           3,451
      Land sales                                              682             414           1,262             813
    Incidental operations                                     461             597           1,112           1,297
    Marketing and sales                                     7,782           7,806          16,615          15,596
    General and administrative                              3,411           4,465           6,971           8,886
    Interest expense                                        2,173           1,762           4,261           3,478
    Depreciation                                              488             563           1,008           1,142
                                                     ------------    ------------    ------------    ------------
              Total costs and expenses                     16,677          17,211          34,663          34,663
                                                     ------------    ------------    ------------    ------------


LOSS BEFORE INCOME TAXES                                     (791)         (1,283)         (1,912)         (2,648)

INCOME TAXES (BENEFIT)                                       (269)             --            (650)             --
                                                     ------------    ------------    ------------    ------------


NET LOSS APPLICABLE TO COMMON STOCK                  $       (522)   $     (1,283)     $   (1,262)   $     (2,648)
                                                     ============    ============    ============    ============

LOSS PER COMMON SHARE
    Basic:
      Net loss applicable to common stock            $      (0.02)   $      (0.06)   $      (0.06)   $      (0.13)
                                                     ============    ============    ============    ============


      Weighted-average number of common shares         21,009,506      21,009,506      21,009,506      21,009,506
                                                     ============    ============    ============    ============

    Diluted:
      Net loss applicable to common stock            $      (0.02)   $      (0.06)   $      (0.06)   $      (0.13)
                                                     ============    ============    ============    ============

      Weighted-average number of common shares and
      common share equivalents outstanding             21,009,506      21,009,506      21,009,506      21,009,506
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


                                         COMMON STOCK
                                         $.01 PAR VALUE       ADDITIONAL
                                    -----------------------    PAID-IN      RETAINED
                                      SHARES       AMOUNT      CAPITAL      EARNINGS       TOTAL
                                    ----------   ----------   ----------   ----------    ----------

Balance at August 31, 1998          21,009,506   $      210   $   12,789   $    7,680    $   20,679

Warrants issued                                                       33                         33

Net loss for the six months ended
   February 28, 1999                        --           --           --       (1,262)       (1,262)
                                    ----------   ----------   ----------   ----------    ----------

Balance at February 28, 1999        21,009,506   $      210   $   12,822   $    6,418    $   19,450
                                    ==========   ==========   ==========   ==========    ==========


                See notes to consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                                                              SIX MONTHS ENDED
                                                                                                FEBRUARY 28,
                                                                                            ---------------------
                                                                                              1999         1998
                                                                                            --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                                $ (1,262)    $ (2,648)
                                                                                            --------     --------
    Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of negative goodwill                                                           --          (20)
      Charges to allowance for cancellations                                                  (3,280)      (3,288)
      Provision for cancellations                                                              2,276        2,309
      Gain on sale of other investments                                                         (513)          --
      Provision for uncollectible Owners' Association advances                                    --         (403)
      Cost of sales                                                                            4,697        4,264
      Depreciation                                                                             1,008        1,142
      Amortization of interest only receivables                                                  320          187
      Repayments on notes receivable                                                          20,485       18,503
      Additions to notes receivable                                                          (27,085)     (25,872)
      Purchase of land and timeshare interests                                                (2,339)      (5,794)
      Additions to other receivables                                                              --       (3,485)
      Decreases in other receivables                                                              --        6,545
      Changes in operating assets and liabilities:
         Increase in restricted cash                                                             (79)        (214)
         Increase in other assets                                                             (3,617)      (4,337)
         Increase in deferred selling costs                                                     (310)        (130)
         Increase (decrease) in accounts payable and accrued liabilities                         682         (211)
         Increase (decrease) in deposits                                                        (926)         833
         Decrease in accrued income taxes                                                       (783)          --
                                                                                            --------     --------

           Total adjustments                                                                  (9,464)      (9,971)
                                                                                            --------     --------

              Net cash used in operating activities                                          (10,726)     (12,619)
                                                                                            --------     --------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                          (898)      (1,544)
    Proceeds from the sale of property and equipment                                              --          360
    Proceeds from the sale of other investments                                                  597           --
    Additions to other investments                                                              (101)      (6,529)
    Payments on other investments                                                                150           --
                                                                                            --------     --------

              Net cash used in investing activities                                             (252)      (7,713)
                                                                                            --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                                  27,022       24,956
    Reduction of debt                                                                        (16,337)     (11,926)
    Payments on subordinated debt                                                               (252)        (424)
    Increase in subordinated debt                                                                307          324
                                                                                            --------     --------

              Net cash provided by financing activities                                       10,740       12,930
                                                                                            --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (238)      (7,402)

CASH AND CASH EQUIVALENTS-- BEGINNING OF PERIOD                                                1,813       10,376
                                                                                            --------     --------

CASH AND CASH EQUIVALENTS-- END OF PERIOD                                                   $  1,575     $  2,974
                                                                                            ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:
      Interest, net of amounts capitalized                                                  $  4,167     $  3,496
                                                                                            ========     ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
    Issuance of warrants related to debt                                                    $     33     $     --
    Reduction of additional paid-in capital due to Spin-off of Mego Mortgage Corporation          --      (21,735)
    Reduction of retained earnings due to Spin-off of Mego Mortgage Corporation                   --      (21,441)
    Adjustment of receivable from Mego Mortgage Corporation                                       --       (5,283)


                See notes to consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                                   (unaudited)


1.  FINANCIAL STATEMENTS

         In the opinion of management, when read in conjunction with the audited Consolidated Financial Statements, contained in the Form 10-K of Mego Financial Corp. (Mego Financial) filed with the Securities and Exchange Commission for the year ended August 31, 1998, the accompanying unaudited Condensed Consolidated Financial Statements contain all of the information necessary to present fairly the financial position of Mego Financial and Subsidiaries at February 28, 1999, the results of its operations for the three and six months ended February 28, 1999 and 1998, the change in stockholders' equity for the six months ended February 28, 1999 and the cash flows for the six months ended February 28, 1999 and 1998. All intercompany accounts between the parent and its subsidiaries have been eliminated.

         The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein which are normal and recurring in nature. The results of operations for the three and six months ended February 28, 1999 are not necessarily indicative of the results to be expected for the full year.

2.  NATURE OF OPERATIONS

         Mego Financial is a premier developer of timeshare properties and a provider of consumer financing to purchase timeshare intervals and land parcels through its wholly-owned subsidiary, Preferred Equities Corporation (PEC), established in 1970. PEC is engaged primarily in originating, selling, servicing and financing consumer receivables generated through timeshare and land sales. Mego Financial and its subsidiaries are herein collectively referred to as the Company as the context requires. Mego Financial was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp.

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

RECENT EVENTS

         On October 6, 1998, the Company announced that it has retained Friedman, Billings, Ramsey & Co., Inc. to review strategic alternatives available to the Company, including potential offers, mergers and financing transactions. This effort is continuing.

         On December 24, 1998, Finova Capital Corporation (FINOVA) agreed to make a loan in the amount of $5,662,000 to PEC, guaranteed by the Company, with a maturity date of June 30, 1999. On that date, FINOVA advanced $3,000,000, less fees, secured by a pledge of the stock of Central Nevada Utilities Company, a wholly-owned subsidiary of PEC. In consideration of FINOVA making the advance, Mego Financial granted to FINOVA a warrant to purchase 150,000 shares of common stock of the Company at an exercise price of $1.00 per share, exercisable within a five-year period commencing

January 1, 1999. The remaining advance of up to $2,662,000 is available through May 31, 1999. As of April 12, 1999, no further amounts have been drawn on this remaining advance. When, and if, further amounts are drawn, additional collateral will be pledged. As a condition for further advances, a warrant to purchase up to an additional 350,000 shares of common stock of the Company at an exercise price of $1.00 per share will be issued to Finova, pro rata to the advances.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. There are no additional items that would be reported as Comprehensive Income that are not included in the Company's Statements of Operations for any of the three and six months ended February 28, 1999 and 1998.

         In June 1997, FASB issued SFAS No. 131, "Disclosures and Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and, will thus be adopted for year ending August 31, 1999 and subsequent interim financial statement periods. As SFAS 131 deals with financial statement disclosure, the Company does not anticipate the adoption of this new standard will have a material impact on its financial position, results of operations or cash flows.

 4.  STOCKHOLDERS' EQUITY

         Mego Financial's stock option plan (Stock Option Plan), which was amended and restated as of September 16, 1998 upon the approval of Mego Financial's shareholders, provides for non-qualified and qualified incentive options to officers, key employees and directors. On September 23, 1998, an additional 111,000 incentive and non-incentive stock options were granted under the Stock Option Plan by the Stock Option Committee to employees at $1.00 per share being the fair value. In addition, the exercise prices of 304,500 of options issued on September 2, 1997 were revised from $3.125 per share to $1.00 per share. Options for 363,500 shares were outstanding as of April 12, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain forward-looking statements and information relating to Mego Financial Corp. (Mego Financial) (Mego Financial and it subsidiaries are referred to herein collectively as the Company as the context requires) that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new timeshare and land sales programs and future financial performance, including growth in revenues and net income and cash flows. Such forward-looking statements also include, without limitation, the Company's expectations and beliefs as to the projected costs and anticipated timetable to address Year 2000 compliance issues, the adequacy of its plans to address such issues and the impact on the Company's operations in the event that certain or all of its plans or the plans of its lenders and other third parties in respect of such compliance issues prove to be inadequate. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.
         The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, contained elsewhere herein and in the Company's Form 10-K for the fiscal year ended August 31, 1998.

GENERAL

         The business of the Company is primarily the marketing, financing and sale of timeshare interests, retail lots and land parcels, and servicing the related notes receivable. The Company, through its subsidiary Preferred Equities Corporation (PEC), provides financing to purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust and mortgages as well as non-recourse installment sale contracts. These notes receivable are generally payable over a period ranging from two to twelve years, bear interest at rates ranging from 12.5% to 15.5% and generally require equal monthly payments of principal and interest.

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

         In discounting cash flows related to notes receivable sales, PEC defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate of 15% for the six months ended February 28, 1999 and 1998. PEC has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its financial advisors.

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

         PEC has entered into financing arrangements with certain purchasers of timeshare interests and land whereby 5% interest per annum is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments (PEC discontinued, effective during the quarter ended August 31, 1998, a 0% arrangement). Notes receivable of $6.3 million and $7.3 million at February 28, 1999 and August 31, 1998, respectively, were made under these (5% and 0%) arrangements.

         Land sales as of February 28, 1999 exclude $14.4 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received. If ultimately recognized, revenues from these sales would be reduced by a related provision for cancellations of $2.0 million, deferred selling costs of $4.1 million and cost of sales of $2.0 million.

RESULTS OF OPERATIONS

Three Months Ended February 28, 1999 Compared to Three Months Ended February 28, 1998

PEC

         Gross sales of timeshare interests increased to $9.4 million during the three months ended February 28, 1999 from $9.3 million during the three months ended February 28, 1998, an increase of .9%. Net sales of timeshare interests increased to $8.6 million from $8.5 million, an increase of 1.2%. The provision for cancellations represented 8.8% and 9.1%, respectively, of gross sales of timeshare interests for the three months ended February 28, 1999 and 1998. The percentage decrease in the provision for cancellations for timeshare interests and land was primarily due to lower cancellation experience during the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 and to an analysis of the required allowances, including the reserve for notes receivable sold with recourse, as of February 28, 1999. PEC's Preferred Client Services group, which was instituted to work with the portfolio and develop better relationships with customers, has served to reduce otherwise potential cancellations. There continues to be a greater focus on working with the purchasers and their individual problems rather than merely demanding repayment of debt.

         Gross sales of land decreased to $3.8 million during the three months ended February 28, 1999 from $3.9 million during the three months ended February 28, 1998, a decrease of 1.8%. Net sales of land decreased to $3.5 million during the three months ended February 28, 1999 from $3.6 million during the three months ended February 28, 1998, a decrease of 1.1%. The provision for cancellations decreased to 7.0% of gross sales of land for the three months ended February 28, 1999 from 7.6% for the three months ended February 28, 1998, primarily due to lower cancellation experience during the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 and to an analysis of the required allowances, including the reserve for notes receivable sold with recourse, as of February 28, 1999.

         No gain on sale of receivables was recorded for the three months ended February 28, 1999 and 1998 as there were no receivable sales. PEC periodically sells receivables to reduce the outstanding balances under its lines of credit.

         Interest income increased 16.4% to $2.0 million for the three months ended February 28, 1999 from $1.7 million for the three months ended February 28, 1998, primarily due to the increased average notes receivable balances for the current period.

         Financial income decreased to $400,000 during the three months ended February 28, 1999 from $986,000 during the three months ended February 28, 1998, a decrease of 59.4%. The decrease was primarily a result of the termination by agreement of loan servicing for a company previously affiliated with Mego Financial.

         Other income increased 55.8%, or $312,000, to $871,000 for the three months ended February 28, 1999 from $559,000 for the three months ended February 28, 1998, primarily due to the loss on a disposal of a sales office during the second quarter of fiscal 1998.

         As a result of the foregoing, total PEC revenues were $15.9 million during the three months ended February 28, 1999 and 1998.

         Total costs and expenses for PEC decreased to $16.3 million for the three months ended February 28, 1999 from $16.9 million for the three months ended February 28, 1998. The decrease resulted primarily from a decrease in general and administrative expenses to $3.2 million from $4.3 million, a decrease of 25.4%. The decrease in general and administrative expenses is due to the reductions in salaries and benefits, professional services and property taxes.

         As a percentage of gross sales of timeshare interests and land, marketing and sales expenses relating thereto decreased to 59.1% during the three months ended February 28, 1999 from 59.3% during the three months ended February 28, 1998, and cost of sales increased to 17.9% during the three months ended February 28, 1999 from 15.3% during the three months ended February 28, 1998. For the month of February 1999, such marketing and sales percentage decreased to 52.7% and the Company believes that this trend should continue. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than from sales of land. Subsequent to November 30, 1998, the Company has restructured its marketing and sales programs, which restructuring has included the closing of unprofitable sales locations, the elimination of certain marketing programs and the layoff of related personnel.

         Interest expense of PEC increased to $2.0 million during the three months ended February 28, 1999 from $1.6 million during the three months ended February 28, 1998, an increase of 24.0%. The increase is a result of an increase in the average outstanding balance of notes and contracts payable during the three months ended February 28, 1999 compared to the three months ended February 28, 1998.

         A pre-tax loss of $427,000 was recorded by PEC during the three months ended February 28, 1999 compared to a pre-tax loss of $991,000 during the three months ended February 28, 1998. The decrease in the pre-tax loss is primarily due to the $1.1 million decrease in general and administrative expenses, which was partially offset by the $586,000 decrease in financial income, during the three months ended February 28, 1999.

         No income tax provision or benefit for PEC was recorded for the three months ended February 28, 1999 and 1998, since, as part of an arrangement between PEC and the Company, regarding payment of taxes, PEC generally does not recognize a tax benefit for periods in which it records a loss. As a result of the foregoing, PEC reported a net loss of $427,000 during the three months ended February 28, 1999 compared to a net loss of $991,000 during the three months ended February 28, 1998.

 COMPANY (consolidated)

         Loss before income taxes decreased $492,000 to a loss of $791,000 during the three months ended February 28, 1999 compared to a loss of $1.3 million during the three months ended February 28, 1998. The reduction in the loss is primarily attributable to the decrease in general and administrative expenses, which was partially offset by the decrease in financial income.

         On a consolidated basis, the decrease in the pre-tax loss is largely due to the increases in interest income and other income, and the decrease in general and administrative expenses, which were offset by the decrease in financial income. Total costs and expenses during the three months ended February 28, 1999 were $16.7 million, a decrease of 3.1% from $17.2 million during the three months ended February 28, 1998. General and administrative expenses decreased 23.6% for the three months ended February 28, 1999 compared to the three months ended February 28, 1998.

         The income tax benefit for the three months ended February 28, 1999 was $269,000 compared to no income tax benefit for the three months ended February 28, 1998. For the three months ended February 28, 1998, there was no provision or benefit as the facts and circumstances related to the Company's income tax liability reserves were under extensive review and analysis, which was subsequently completed during fiscal 1998.

         Net loss applicable to common stock was $522,000 during the three months ended February 28, 1999 compared to net loss applicable to common stock of $1.3 million during the three months ended February 28, 1998, due to the reduction in the PEC pre-tax consolidated loss and an income tax benefit of $269,000 recognized during the three months ended February 28, 1999, compared to no income tax benefit recognized during the three months ended February 28, 1998. See prior discussion for PEC.

Six Months Ended February 28, 1999 Compared to Six Months Ended February 28,
1998

PEC

         Total revenues for PEC increased 2.4%, or $771,000, to $32.7 million during the six months ended February 28, 1999 from $31.9 million during the six months ended February 28, 1998. The increase was primarily due to an increase in timeshare sales, net, to $17.6 million during the six months ended February 28, 1999 from $17.3 million during the six months ended February 28, 1998, an increase in land sales, net, to $7.0 million during the six months ended February 28, 1999 from $6.6 million during the six months ended February 28, 1998, an increase in interest income to $3.9 million during the six months ended February 28, 1999 from $3.2 million during the six months ended February 28, 1998, and an increase in other income to $1.7 million during the six months ended February 28, 1999 from $1.4 million during the six months ended February 28, 1998, partially offset by a decrease in financial income to $700,000 during the six months ended February 28, 1999 from $2.0 million during the six months ended February 28, 1998.

         Gross sales of timeshare interests were $19.4 million during the six months ended February 28, 1999 compared to $19.3 million during the six months ended February 28, 1998, an increase of .7%. Net sales of timeshare interests increased to $17.6 million from $17.3 million, an increase of 1.8%. The provision for cancellations represented 9.3% and 10.3%, respectively, of gross sales of timeshare interests for the six months ended February 28, 1999 and 1998. The percentage decrease in the provision for cancellations for timeshare interests was primarily due to lower cancellation experience during the first half of fiscal 1999 compared to the first half of fiscal 1998 and to an analysis of the required allowances, including the reserve for notes receivable sold with recourse as of February 28, 1999.

         Gross sales of land increased to $7.5 million during the six months ended February 28, 1999 from $7.2 million during the six months ended February 28, 1998, an increase of 4.2%. Net sales of land increased to $7.0 million during the six months ended February 28, 1999 from $6.6 million during the six months ended February 28, 1998, an increase of 6.5%. The provision for cancellations decreased to 6.3% of gross sales of land for the six months ended February 28, 1999 from 8.2% for the six months ended February 28, 1998, primarily due to lower cancellation experience during the first half of fiscal 1999 compared to the first half of fiscal 1998 and to an analysis of the required allowances, including the reserve for notes receivable sold with recourse as of February 28, 1999.

         No gain on sale of receivables was recorded for the six months ended February 28, 1999 and 1998, as there were no receivable sales. PEC periodically sells receivables to reduce the outstanding balances under its lines of credit.

         A gain on sale of investments of $513,000 was recorded for the six months ended February 28, 1999. In October 1998, PEC sold a vacant parcel of land containing approximately 40 acres, in Pahrump, Nevada, for $597,000.

         Interest income increased 21.8% to $3.9 million for the six months ended February 28, 1999 from $3.2 million for the six months ended February 28, 1998 primarily due to increased average notes receivable balances for the current period.

         Financial income decreased to $709,000 during the six months ended February 28, 1999 from $2.0 million during the six months ended February 28, 1998, a decrease of 64.6%. The decrease was primarily a result of the termination by agreement of loan servicing for a company previously affiliated with Mego Financial.

         Other income increased 20.0% to $1.7 million for the six months ended February 28, 1999 from $1.4 million for the six months ended February 28, 1998, primarily due to the loss on a disposal of a sales office during the second quarter of fiscal 1998.

         As a result of the foregoing, total PEC revenues increased to $32.7 million during the six months ended February 28, 1999 from $31.9 million during the six months ended February 28, 1998.

         Total costs and expenses for PEC increased to $33.8 million for the six months ended February 28, 1999 from $33.5 million for the six months ended February 28, 1998, an increase of .9%. The increase resulted primarily from an increase in direct costs of land sales to $1.3 million from $813,000, an increase of 55.2%; an increase in marketing and sales expenses to $16.6 million from $15.6 million, an increase of 6.5%; and an increase in interest expense to $4.0 million from $3.1 million, an increase of 24.2%; partially offset by a decrease of $1.6 million in general and administrative expenses. The increase in direct costs of land is attributable to increased sales of higher cost lots sold during the current fiscal period compared to the same period last fiscal year. The increase in marketing and sales expenses is due primarily to the expansion of timeshare marketing efforts by PEC and higher gross sales. The increase in interest expense is due to the increase in the average outstanding balance of notes and contracts payable. The decrease in general and administrative expenses is due to the reduction in salaries and benefits; professional services and property taxes.

         As a percentage of gross sales of timeshare interests and land, marketing and sales expenses relating thereto increased to 61.8% during the six months ended February 28, 1999 from 59.0% during the six months ended February 28, 1998, and cost of sales increased to 17.5% during the six months ended February 28, 1999 from 16.1% during the six months ended February 28, 1998. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than from sales of land.

         Interest expense of PEC increased to $4.0 million during the six months ended February 28, 1999 from $3.2 million during the six months ended February 28, 1998, an increase of 24.2%. The increase is a result of an increase in the average outstanding balance of notes and contracts payable during the six months ended February 28, 1999 compared to the six months ended February 28, 1998.

         A pre-tax loss of $1.1 million was recorded by PEC during the six months ended February 28, 1999 compared to a pre-tax loss of $1.6 million during the six months ended February 28, 1998. The decrease in the pre-tax loss is largely due to the $1.9 million decrease in general and administrative expenses, partially offset by the $1.3 decrease in financial income.

         No income tax provision or benefit for PEC was recorded for the six months ended February 28, 1999 and 1998. As part of an arrangement between PEC and the Company, regarding payment of taxes, PEC generally does not recognize a tax benefit for periods in which it records a loss. As a result of the foregoing, PEC reported a net loss of $1.1 million during the six months ended February 28, 1999 compared to a net loss of $1.6 million during the six months ended February 28, 1998.

COMPANY (consolidated)

         Loss before income taxes decreased $736,000 to a loss of $1.9 million during the six months ended February 28, 1999 compared to a loss of $2.6 million during the six months ended February 28, 1998, due primarily to a decrease in general and administrative expenses of $1.9 million.

         Total costs and expenses were $34.7 million during the six months ended February 28, 1999 and 1998. General and administrative expenses decreased 21.6% for the six months ended February 28, 1999 compared to the six months ended February 28, 1998 due primarily to PEC's efforts to lower expenses. Mego Financial (parent only) continues to incur interest on subordinated debt. Total general and administrative expenses for Mego Financial (parent only) were primarily comprised of professional services, external financial reporting expenses and regulatory and other public company corporate expenses.

         An income tax benefit of $650,000 was recorded for the six months ended February 28, 1999 and was based on the statutory rate. For the six months ended February 28, 1998, there was no provision as the facts and circumstances related to the Company's income tax liability reserves were under extensive review and analysis, which was subsequently completed during the third quarter of fiscal 1998.

         Net loss applicable to common stock was $1.3 million during the six months ended February 28, 1999 compared to net loss applicable to common stock of $2.6 million during the six months ended February 28, 1998, due to the reduction in the PEC pre-tax consolidated loss and an income tax benefit of $650,000 recognized during the six months ended February 28, 1999 compared to no income tax benefit recognized during the six months ended February 28, 1998. See prior discussion for PEC.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents for the Company was $1.6 million at February 28, 1999 compared to $1.8 million at August 31, 1998. On December 24, 1998, FINOVA agreed to make a loan in the amount of $5.7 million to PEC, guaranteed by the Company, with a maturity date of June 30, 1999. On that date, FINOVA advanced $3.0 million, less fees, secured by a pledge of the stock of Central Nevada Utilities Company, a wholly-owned subsidiary of PEC. In consideration of FINOVA making the advance, the Company granted FINOVA a warrant to purchase 150,000 shares of common stock of the Company at an exercise price of $1.00 per share, exercisable within a five-year period commencing January 1, 1999. The remaining advance of up to $2.7 million is available through May 31, 1999. As of April 12, 1999, no further amounts have been drawn on this remaining advance. When, and if, further amounts are drawn, additional collateral will be pledged. As a condition for further advances, a warrant to purchase up to an additional 350,000 shares of common stock of the Company at an exercise price of $1.00 per share will be issued to Finova, pro rata to the advances.

         The Company has experienced certain cash flow pressures and has taken the following steps, beginning in December 1998, to alleviate this situation. In addition to the short-term funding from FINOVA discussed above, subsequent to November 30, 1998, the Company reduced its work force by 180 employees, resulting in an estimated savings of $4.85 million of salaries and related benefits on an annualized basis. Also, activities in certain unprofitable sales office locations were curtailed and PEC is actively pursuing the sale of certain non-producing properties which are not deemed to be part of the core business. PEC turned profitable in the month of February 1999 and, as noted, has available the additional FINOVA credit line to May 31, 1999. Therefore, these actions have improved the Company's cash flow and should continue to return it to profitability; however, there can be no assurance that these continuing efforts will be successful in maintaining a continued profitability trend.

PEC

         PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of principal and interest on debt obligations and payments of marketing and sales expenses in connection with sales of timeshare interests and land. Marketing and sales expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through sales and hypothecations of receivables, PEC's lines of credit in the aggregate amount of $137.5 million and cash flows from operations. At February 28, 1999, no commitments existed for material capital expenditures.

         At February 28, 1999, PEC had arrangements with 5 institutional lenders under 6 agreements for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for 6 lines of credit of up to an aggregate of $137.5 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At February 28, 1999, an aggregate of $88.1 million was outstanding under such lines of credit, and $49.4 million was available for borrowing. Under the terms of these lines of credit, PEC may borrow 70% to 90% of the balances of the pledged timeshare and land receivables. PEC is required to comply with certain covenants under these agreements, which, among other things, require PEC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that PEC maintain a minimum tangible net worth of $25 million. At February 28, 1999, PEC's net worth was $26.2 million. Necessary waivers of compliance with certain covenants related to these and other agreements have been received. Summarized lines of credit information and accompanying notes relating to these six lines of credit outstanding at February 28, 1999, consist of the following (thousands of dollars):



     BORROWING            MAXIMUM
     AMOUNT AT           BORROWING             REVOLVING
 FEBRUARY 28, 1999         AMOUNT         EXPIRATION DATE (f)         MATURITY DATE             INTEREST RATE
------------------     -------------      -------------------         --------------         --------------------
$       54,665         $   75,000(a)        May 15, 2000              Various                Prime  + 2.0 - 2.25%
         3,488             15,000(b)        April 30, 1999            Various                Prime  + 2.0%
        12,745             15,000(c)        April 30, 1999            Various                LIBOR  + 4.0 - 4.25%
         6,619             15,000(c)        May 1, 1999               Various                LIBOR  + 4.0 - 4.25%
         4,253             10,000(d)        August 1, 2000            August 1, 2003         Prime  + 2.0 - 2.25%
         6,378              7,500(e)        April 30, 1999            Various                Prime  + 2.0 - 3.00%

---------------------------

(a) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $20.0 million with such amount increasing each fiscal quarter after August 31, 1997 by an amount equal to 50% of PEC's consolidated net income for each quarter up to a maximum requirement of $25 million. New restrictions, commencing with the fiscal quarter ended November 30, 1998, include: PEC's requirement to maintain costs and expenses for marketing and sales, and general and administrative expenses relating to net processed sales for each fiscal quarter; and, PEC's requirement to maintain a minimum net processed sales requirement for each fiscal quarter. At February 28, 1999, $35.8 million of loans secured by receivables were outstanding related to financings at prime +2%, of which $26.5 million of loans secured by land receivables mature May 15, 2010 and $9.3 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes $.5 million in acquisition and development (A&D) financing maturing May 20, 1999 and $6.4 million maturing July 1, 2003 for the financing of corporate office buildings, both of which are amortizing loans, and a real estate loan with an outstanding balance of $1.2 million maturing March 20, 2000, all bearing interest at prime +2.25%. The remaining A&D loans, receivables loans, and a resort lobby loan outstanding of $10.8 million are at prime +2% and mature at various dates through February 20, 2001.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million during the life of the loan. These credit lines include available financing for A&D and receivables. At February 28, 1999, $1.1 million was outstanding under the A&D loan which matures in September 1999, and $2.4 million maturing June 1, 2002 was outstanding under the receivables loan. Management has obtained a verbal commitment from the lender to extend this revolving line of credit for a period of 18 months on substantially the same terms.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17 million during the life of the loan. These credit lines include available financings for A&D and receivables. At February 28, 1999, $3.4 million was outstanding under the A&D loans which have maturity dates of December 31, 2000 and June 30, 2001, and bears interest at the 90-day London Interbank Offering Rate (LIBOR) +4.25%. The available receivable financings, of which $9.3 million was outstanding at February 28, 1999, are at 90 day LIBOR +4% and have maturity dates of June 5, 2005 and August 5, 2005.

(d) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million. This credit line is for the purpose of financing receivables and costs of remodeling.

(e) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $15 million. This credit line is for the purpose of financing receivables, of which $2.4 million was outstanding at February 28, 1999 in respect to the receivable debt, and a real estate loan of $4.0 million with a maturity date of August 31, 1999. The maturity date for the receivable debt is May 31, 2002. Management has obtained a verbal commitment from the lender to extend this revolving line of credit for a period of 18 months on substantially the same terms.

(f) Revolving expiration dates represent the expiration of the revolving features of the lines of credit, at which time the credit lines become loans with fixed maturities. The Company is presently negotiating for extension of the revolving periods expiring in 1999.

         A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  FEBRUARY 28,                    FEBRUARY 28,
                                                          ----------------------------    ---------------------------
                                                              1999            1998            1999           1998
                                                          ------------    ------------    ------------   ------------
Marketing and selling expenses
   attributable to recognized and unrecognized sales      $      7,931    $      7,811    $     16,927   $     15,726
Less:  Down payments                                            (4,654)         (3,147)         (9,679)        (6,263)
                                                          ------------    ------------    ------------   ------------
Cash Shortfall                                            $      3,277    $      4,664    $      7,248   $      9,463
                                                          ============    ============    ============   ============

         During the six month periods ended February 28, 1999 and 1998, PEC did not sell any notes receivable.

         PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables generally at the option of the purchaser. At February 28, 1999, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $63.5 million. The repurchase provisions provide for substitution of receivables as recourse for $47.9 million of sold notes receivable and cash payments for repurchase relating to $15.6 million of sold notes receivable. At February 28, 1999 and 1998, the undiscounted amounts of the recourse obligations on such notes receivable were $6.5 million and $7.1 million, respectively. PEC periodically reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

         The components of the Company's debt, including lines of credit consist of the following (thousands of dollars):

                                                                    FEBRUARY 28,        AUGUST 31,
                                                                        1999               1998
                                                                  ----------------   ----------------
Notes collateralized by receivables                               $         52,991   $         42,793
Mortgages collateralized by real estate properties                          38,165             37,393
Installment contracts and other notes payable                                1,515              1,800
                                                                  ----------------   ----------------
         Total                                                    $         92,671   $         81,986
                                                                  ================   ================

FINANCIAL CONDITION

February 28, 1999 Compared to August 31, 1998

         Cash and cash equivalents decreased 13.1% to $1.6 million at February 28, 1999 from $1.8 million at August 31, 1998.

         Notes receivable, net, increased 15.9% to $55.4 million at February 28, 1999 from $47.8 million at August 31, 1998 primarily as a result of new receivables exceeding reductions while no receivable sales occurred during the six months ended February 28, 1999.

         Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for the six months ended February 28, 1999, consist of the following (thousands of dollars):

Balance at beginning of period                                                         $  18,488
   Provision for cancellations                                                             2,276
   Amounts charged to allowance for  cancellations  and reserve for notes
     receivable sold with recourse                                                        (2,955)
                                                                                       ----------
Balance at end of period                                                               $  17,809
                                                                                       =========

         The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):

                                                                               FEBRUARY 28,     AUGUST 31,
                                                                                  1999            1998
                                                                              -------------   -------------
Allowance for cancellations, excluding discounts                              $      12,377   $      11,868
Reserve for notes receivable sold with recourse                                       5,432           6,620
                                                                              -------------   -------------
   Total                                                                      $      17,809   $      18,488
                                                                              =============   =============

         Statement of Financial Accounting Standards No. 125 (SFAS 125) requires the reclassification of excess servicing rights as interest only receivables which are carried at fair value. Interest only receivables decreased 9.5% to $3.0 million at February 28, 1999 from $3.4 million at August 31, 1998 due to normal amortization and no receivable sales this fiscal year.

         Notes and contracts payable increased 13.0% to $92.7 million at February 28, 1999 from $82.0 million at August 31, 1998. There were increased borrowings and no receivable sales, the proceeds of which are usually used to pay down debt, during the six months ended February 28, 1999.

         Reserve for notes receivable sold with recourse decreased 18.0% to $5.4 million at February 28, 1999 from $6.6 million at August 31, 1998 due to the reduced balance of the sold notes receivable. Recourse to PEC on sales of notes receivable is governed by the agreements between the purchasers and PEC.

         Accrued income taxes decreased 17.5% to $3.7 million at February 28, 1999 from $4.5 million at August 31, 1998 due primarily to the fiscal 1999 tax benefit. The changes in certain income tax liability reserves are a result of facts and circumstances determined in an extensive review and analysis of the Company's federal income tax liability completed during fiscal 1998 and reevaluated on an ongoing basis.

         Stockholders' equity decreased 6.0% to $19.5 million at February 28, 1999 from $20.7 million at August 31, 1998.

YEAR 2000 COMPLIANCE

         The status of the Year 2000 compliance issue is substantially the same as reported in the Company's 1998 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There was no material change for the three and six months ended February 28, 1999 in the information about the Company's "Quantitative and Qualitative Disclosures About Market Risk" as disclosed in it's Form 10-K for the fiscal year ended August 31, 1998.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Except as hereinafter set forth, and as set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, there have been no material changes in the status of the litigation reported in the Company's Annual Report on Form 10-K for the year ended August 31, 1998.

         On February 23, 1998, an action was filed in the United States District Court for the Northern District of Georgia, Civil Action No. 1:98CV0593-CAM by Robert J. Feeney, plaintiff, as a purported class action against Mego Mortgage Corporation, a former subsidiary of the Company (MMC), and Jeffrey S. Moore, the former President and Chief Executive Officer of MMC. The complaint alleged, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of MMC's financial statements. The named plaintiff sought to represent a class consisting of purchasers of the common stock of MMC between April 11, 1997 and December 18, 1997, and sought such other relief as the Court deemed proper. An amended complaint was filed in such matter on or about June 29, 1998, which amended complaint, among other things, added Mego Financial as a defendant, added John Cole, Trent Hildebrand, Burt W. Price and Frank J. Murphy as plaintiffs and alleged an expansion of the purported class to certain purchasers of MMC's common stock from April 11, 1997 through May 20, 198. On April 9, 1999, the court granted the defendants' motions to dismiss the complaint with leave to refile within 30 days.

         In the general course of business the Company, at various times, has been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the business or financial condition of the Company.

ITEM 5.  OTHER EVENTS

         The Company has received a notice from The Nasdaq Stock Market, Inc. that its common stock will be delisted from the Nasdaq National Market as a result of the failure to maintain a minimum closing bid price of $1.00 unless the closing bid price of the common stock equals or exceeds $1.00 for a period of ten consecutive trading days prior to April 30, 1999. The Company has determined that it will request an oral hearing before the Nasdaq Listing Qualifications Committee which request will stay any adverse action by Nasdaq until after such hearing. The purpose of the hearing is to attempt to obtain an exception to the minimum price listing requirement of the Nasdaq National Market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBIT
         NUMBER                                              DESCRIPTION
         ------                                              -----------
          10.152     First Amended and Restated and Consolidated Promissory Note dated as of November 5, 1998 between
                     FINOVA Capital Corporation and Preferred Equities Corporation relating to Aloha Bay Phase I.

          10.153     Third Amended and Restated Promissory Note dated as of September 29, 1998 by and between FINOVA
                     Capital Corporation and Preferred Equities Corporation relating to the Headquarters and FCFC
                     Property.

          10.154     Amendment No. 4 to Second Amended and Restated and Consolidated Loan and Security Agreement dated as of November 6, 1998 between Finova Capital Corporation and Preferred Equities Corporation.

          10.155     Amendment No. 4 to Second Amended and Restated and Consolidated Loan and Security Agreement dated as of November 6, 1998 between Finova Capital Corporation and Preferred Equities Corporation.

          10.156     Amended and Restated Guarantee and Subordination Agreement dated as of September 29, 1998 between
                     Greyhound Real Estate Finance Company and Mego Financial Corporation relating to the Headquarters
                     Re-advance.

          10.157     First Amended and Restated Promissory Note dated as of November 6, 1998 between FINOVA Capital
                     Corporation and Preferred Equities Corporation relating to the IDA Building Addition.

          10.158     Letter Agreement dated as of September 29, 1998 between FINOVA Capital Corporation and Preferred
                     Equities Corporation relating to the Headquarters Re-advance.

          10.159     Additional Advance Note dated as of November 6, 1998 between FINOVA Capital Corporation and
                     Preferred Equities Corporation relating to Aloha Bay Phase II.

          10.160     Request for Advance and Disbursement Instructions dated as of November 11, 1998 between FINOVA
                     Capital Corporation and Preferred Equities Corporation.

          10.161     First Amended and Restated Promissory Note dated as of November 6, 1998 between FINOVA Capital
                     Corp. and Preferred Equities Corporation relating to the Winnick Building Addition.

          10.162     Fourth Amendment to Assignment and Assumption Agreement dated as of February 26, 1999 by and between RER Corp, COMAY Corp., Growth Realty Inc. and H & H Financial, Inc. and Mego Financial
                     Corporation.

          10.163     Amended and Restated Stock Option Plan dated September 16, 1998 for Mego Financial Corporation.

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







Date:    April 14, 1999