Form 10-Q
period 1999-05-31
MEGO FINANCIAL CORP
filed 1999-07-15
CIK 736035

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: MAY 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

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

        As of July 13, 1999, there were 21,009,506 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

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

           Condensed Consolidated Balance Sheets at
             May 31, 1999 and August 31, 1998..............................................1

           Condensed Consolidated Statements of Operations for the Three and Nine
             Months Ended May 31, 1999 and 1998............................................2

           Condensed Consolidated Statements of Stockholders' Equity for the Nine
             Months Ended May 31, 1999.....................................................3

           Condensed Consolidated Statements of Cash Flows for the Nine Months
             Ended May 31, 1999 and 1998...................................................4

           Notes to Condensed Consolidated Financial Statements............................5

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................................7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................16

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................16

Item 5.    Other Events...................................................................17

Item 6.    Exhibits and Reports on Form 8-K...............................................17

SIGNATURE ................................................................................18

PART I    FINANCIAL INFORMATION
ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (thousands of dollars, except per share amounts)
                                   (unaudited)

                                                                                            MAY 31,         AUGUST 31,
ASSETS                                                                                       1999             1998
                                                                                          -----------      -----------
Cash and cash equivalents                                                                 $     1,944      $     1,813
Restricted cash                                                                                 1,552            1,694
Notes receivable, net of allowance for cancellations and discounts of $13,915 at
    May 31, 1999 and $12,403 at August 31, 1998                                                62,050           47,789
Interest only receivables, at fair value                                                        2,788            3,367
Timeshare interests held for sale                                                              31,798           35,798
Land and improvements inventory                                                                 7,003            7,965
Other investments                                                                               4,982            4,395
Property and equipment, net of accumulated depreciation of $15,797 at May 31,
    1999 and $14,119 at August 31, 1998                                                        23,825           23,950
Deferred selling costs                                                                          3,876            3,719
Prepaid debt expenses                                                                           1,561            1,431
Other assets                                                                                   13,070            9,830
                                                                                          -----------      -----------

            TOTAL ASSETS                                                                  $   154,449      $   141,751
                                                                                          ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Notes and contracts payable                                                           $    97,768      $    81,986
    Accounts payable and accrued liabilities                                                   20,583           18,773
    Reserve for notes receivable sold with recourse                                             4,953            6,620
    Deposits                                                                                    2,456            4,877
    Accrued income taxes                                                                        3,685            4,468
                                                                                          -----------      -----------

            Total liabilities before subordinated debt                                        129,445          116,724
                                                                                          -----------      -----------

Subordinated debt                                                                               4,335            4,348


Stockholders' equity:
    Preferred stock, $.01 par value (authorized--5,000,000 shares, none outstanding)               --               --
    Common stock, $.01 par value (authorized--50,000,000 shares; 21,009,506
      shares issued and outstanding)                                                              210              210
    Additional paid-in capital                                                                 12,898           12,789
    Retained earnings                                                                           7,561            7,680
                                                                                          -----------      -----------

            Total stockholders' equity                                                         20,669           20,679
                                                                                          -----------      -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   154,449      $   141,751
                                                                                          ===========      ===========


           See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 MAY 31,                          MAY 31,
                                                      ----------------------------     -----------------------------
                                                          1999            1998             1999             1998
                                                      ------------    ------------     ------------     ------------
REVENUES
    Timeshare interest sales, net                     $     10,885    $      9,579     $     28,494     $     26,872
    Land sales, net                                          4,869           3,530           11,878           10,114
    Gain on sale of investments                                 --              --              513               --
    Interest income                                          2,672           1,931            6,616            5,248
    Financial income                                           321             769            1,030            2,773
    Incidental operations                                      694             821            1,970            2,242
    Other                                                      886             881            2,577            2,277
                                                      ------------    ------------     ------------     ------------
            Total revenues                                  20,327          17,511           53,078           49,526
                                                      ------------    ------------     ------------     ------------

COSTS AND EXPENSES
    Direct cost of:
      Timeshare interest sales                               2,483           1,755            5,917            5,206
      Land sales                                               777             421            2,039            1,234
    Incidental operations                                      549             652            1,661            1,949
    Marketing and sales                                      9,014           9,143           25,629           24,739
    General and administrative                               3,502           4,675           10,473           13,561
    Interest expense                                         2,374           2,157            6,635            5,635
    Depreciation                                               485             549            1,493            1,691
                                                      ------------    ------------     ------------     ------------
            Total costs and expenses                        19,184          19,352           53,847           54,015
                                                      ------------    ------------     ------------     ------------


INCOME (LOSS) BEFORE INCOME TAXES                            1,143          (1,841)            (769)          (4,489)

INCOME TAXES (BENEFIT)                                          --          (1,728)            (650)          (1,728)
                                                      ------------    ------------     ------------     ------------


NET INCOME (LOSS) APPLICABLE TO COMMON STOCK          $      1,143    $       (113)    $       (119)    $     (2,761)
                                                      ============    ============     ============     ============

EARNINGS (LOSS) PER COMMON SHARE
    Basic:

      Net income (loss) applicable to common stock    $       0.05    $      (0.01)    $      (0.01)    $      (0.13)
                                                      ============    ============     ============     ============

    Weighted-average number of common shares            21,009,506      21,009,506       21,009,506       21,009,506
                                                      ============    ============     ============     ============

    Diluted:
      Net income (loss) applicable to common stock    $       0.05    $      (0.01)    $      (0.01)    $      (0.13)
                                                      ============    ============     ============     ============

    Weighted-average number of common shares and
      common share equivalents outstanding              21,009,506      21,009,506       21,009,506       21,009,506
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


                                              COMMON STOCK
                                             $.01 PAR VALUE             ADDITIONAL
                                        --------------------------       PAID-IN         RETAINED
                                          SHARES          AMOUNT         CAPITAL         EARNINGS           TOTAL
                                        ----------      ----------      ----------      ----------       ----------
Balance at August 31, 1998              21,009,506      $      210      $   12,789      $    7,680       $   20,679

Warrants issued                                                                109                             109

Net loss for the nine months ended
   May 31, 1999                                 --              --              --            (119)            (119)
                                        ----------      ----------      ----------      ----------       ----------

Balance at May 31, 1999                 21,009,506      $      210      $   12,898      $    7,561       $   20,669
                                        ==========      ==========      ==========      ==========       ==========



           See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                                                                 NINE MONTHS ENDED MAY 31,
                                                                                                 -------------------------
                                                                                                    1999           1998
                                                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                                      $   (119)      $ (2,761)
                                                                                                  --------       --------
    Adjustments to reconcile net loss to net cash  used in operating activities:
       Amortization of negative goodwill                                                                --            (36)
       Charges to allowance for cancellations                                                       (4,662)        (5,152)
       Provision for cancellations                                                                   4,186          3,760
       Gain on sale of notes receivable                                                               (513)            --
       Provision for uncollectible Owners' Association advances                                         --           (403)
       Cost of sales                                                                                 7,956          6,440
       Depreciation                                                                                  1,493          1,691
       Amortization of interest only receivables                                                       579            341
       Repayments on notes receivable                                                               29,849         27,548
       Additions to notes receivable                                                               (43,634)       (40,096)
       Purchase of land and timeshare interests                                                     (2,994)       (14,232)
       Additions to other receivables                                                                   --         (4,193)
       Decreases in other receivables                                                                   --          6,769
       Changes in operating assets and liabilities:
         Decrease in restricted cash                                                                   142             34
         Increase in other assets                                                                   (4,928)        (4,253)
         Increase in deferred selling costs                                                           (157)           (73)
         Increase in accounts payable and accrued liabilities                                        1,810          2,561
         Increase (decrease) in deposits                                                            (2,421)         1,564
         Decrease in accrued income taxes                                                             (783)        (1,527)
                                                                                                  --------       --------

            Total adjustments                                                                      (14,077)       (19,257)
                                                                                                  --------       --------

              Net cash used in operating activities                                                (14,196)       (22,018)
                                                                                                  --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                              (1,368)        (1,826)
    Proceeds from the sale of property and equipment                                                    --            359
    Proceeds from the sale of other investments                                                        747             --
    Additions to other investments                                                                    (821)        (2,015)
                                                                                                  --------       --------

              Net cash used in investing activities                                                 (1,442)        (3,482)
                                                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                                        40,906         35,745
    Reduction of debt                                                                              (25,124)       (18,057)
    Payments on subordinated debt                                                                     (466)          (639)
    Increase in subordinated debt                                                                      453            492
                                                                                                  --------       --------

              Net cash provided by financing activities                                             15,769         17,541
                                                                                                  --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   131         (7,959)

CASH AND CASH EQUIVALENTS-- BEGINNING OF PERIOD                                                      1,813         10,376
                                                                                                  --------       --------

CASH AND CASH EQUIVALENTS-- END OF PERIOD                                                         $  1,944       $  2,417
                                                                                                  ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
       Interest, net of amounts capitalized                                                       $  6,342       $  5,656
                                                                                                  ========       ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
    Issuance of warrants related to debt                                                          $    109       $     --
    Reduction of additional paid-in capital due to spin-off of previously affiliated company            --        (21,735)
    Reduction of retained earnings due to spin-off of previously affiliated company                     --        (21,441)
    Adjustments of receivable from previously affiliated company                                        --         (6,153)



            See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1999 AND 1998
                                   (unaudited)


1.  FINANCIAL STATEMENTS

        In the opinion of management, when read in conjunction with the audited Consolidated Financial Statements contained in the Form 10-K of Mego Financial Corp. (Mego Financial) filed with the Securities and Exchange Commission for the year ended August 31, 1998, the accompanying unaudited Condensed Consolidated Financial Statements contain all of the information necessary to present fairly the financial position of Mego Financial and Subsidiaries at May 31, 1999, the results of its operations for the three and nine months ended May 31, 1999 and 1998, the change in stockholders' equity for the nine months ended May 31, 1999 and the cash flows for the nine months ended May 31, 1999 and 1998. All intercompany accounts between the parent and its subsidiaries have been eliminated.

        The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein which are normal and recurring in nature. The results of operations for the three and nine months ended May 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.  NATURE OF OPERATIONS

        Mego Financial is a premier developer and operator of timeshare properties and a provider of consumer financing to purchasers of timeshare intervals and land parcels through its wholly-owned subsidiary, Preferred Equities Corporation (PEC) established in 1970. PEC is engaged in originating, selling, servicing and financing consumer receivables generated through timeshare and land sales. Mego Financial and its subsidiaries are also herein collectively referred to as the Company as the context requires. Mego Financial was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp.

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

RECENT EVENTS

        In December 1998, Finova Capital Corporation (FINOVA), PEC and Mego Financial entered into a Forbearance Agreement dated as of December 24, 1998. Under the agreement, FINOVA agreed to make a loan in the amount of $5,662,000 to PEC with a maturity date of June 30, 1999, since extended to September 1, 1999. At that time, the Company agreed to guarantee the loan and, if all of the $5,662,000 was advanced to PEC, to issue to FINOVA warrants to purchase a total of 500,000 shares of common stock of Mego Financial at an exercise price of $1.00 per share, exercisable within a five-year period commencing January 1, 1999. On December 24, 1998, FINOVA advanced to PEC a first tranche of $3,000,000, less fees, secured by a pledge of stock of Central Nevada Utilities Company, a wholly-owned subsidiary of PEC. In accordance with the agreement, Mego Financial granted to FINOVA a warrant to purchase 150,000 shares of common stock of Mego Financial.

        Of the second tranche of $2,662,000, FINOVA advanced $1,000,000 to PEC on May 7, 1999. In accordance with the agreement, Mego Financial granted to FINOVA a warrant to purchase 131,480 shares of common stock of Mego Financial.

        The following table sets forth information regarding the advances from FINOVA to PEC under the Forbearance Agreement for the nine months ended May 31, 1999:

                                                     MAXIMUM NUMBER OF
                                                      SHARES OF MEGO
                                                      FINANCIAL CORP.
                                                       COMMON STOCK
                                                       AVAILABLE FOR
                                       FINOVA          PURCHASE UNDER
                                        LOAN          WARRANTS GRANTED
                                     ----------      ------------------
First Tranche
-------------
December 24, 1998                    $3,000,000             150,000

Second Tranche
--------------
May 7, 1999                           1,000,000             131,480
                                     ----------          ----------
Balances as of May 31, 1999          $4,000,000             281,480
                                     ==========          ==========


        Subsequent to May 31, 1999, FINOVA advanced an additional $1,000,000 of the second tranche. In accordance with the agreement, Mego Financial granted to FINOVA a warrant to purchase 131,480 shares of common stock of Mego Financial. The remaining $662,000 of the second tranche is available for borrowing until September 1, 1999. If the remaining amount is advanced in full under the agreement, FINOVA would be entitled to receive a five-year warrant to purchase an additional 87,040 shares of Mego Financial common stock at an exercise price of $1.00 per share, which would make the total of warrants covering 500,000 shares of Mego Financial common stock.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. There are no additional items that would be reported as Comprehensive Income that are not included in the Company's Statements of Operations for any of the three and nine months ended May 31, 1999 and 1998.

        In June 1997, FASB issued SFAS No. 131, "Disclosures and Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 established standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and, will thus be adopted for the fiscal year ending August 31, 1999 and subsequent interim financial statement periods. As SFAS 131 deals with financial statement disclosure, the Company does not anticipate the adoption of this new standard will have a material impact on its financial position, results of operations or cash flows.

4.  STOCKHOLDERS' EQUITY

        Mego Financial's stock option plan (Stock Option Plan), which was amended and restated as of September 16, 1998 upon the approval of Mego Financial's shareholders, provides for grants of non-qualified and qualified incentive options to officers, key employees and directors. On September 23, 1998, an additional 111,000 incentive and non-incentive stock options were granted under the Stock Option Plan by the Stock Option Committee to employees at $1.00 per share being the fair value. In addition, the exercise prices of 304,500 of options issued on September 2, 1997 were revised from $3.125 per share to $1.00 per share. Options for 363,500 shares were outstanding as of July 13, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain forward-looking statements and information relating to Mego Financial Corp. (Mego Financial) (Mego Financial and its subsidiaries are referred to herein collectively as the Company as the text requires) that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new timeshare and land sales programs and future financial performance, such as growth in revenues and net income and cash flows. Such forward-looking statements also include, without limitation, the Company's expectations and beliefs as to the projected costs and anticipated timetable to address Year 2000 compliance issues, the adequacy of its plans to address such issues and the impact on the Company's operations in the event that certain or all of its plans or the plans of its lenders and other third parties in respect of such compliance issues prove to be inadequate. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

        The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, contained elsewhere herein and in the Company's Form 10-K for the fiscal year ended August 31, 1998.

GENERAL

        The business of the Company is primarily the marketing, financing and sale of timeshare interests, retail lots and land parcels, servicing the related receivables and operating and managing timeshare properties. The Company, through its subsidiary, Preferred Equities Corporation (PEC), provides financing to purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust and mortgages as well as non-recourse installment sale contracts. These notes receivable are generally payable over a period ranging from two to twelve years, bear interest at rates ranging from 12.5% to 15.5% and generally require equal monthly payments of principal and interest.

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

        In discounting cash flows related to notes receivable sales, PEC defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate of 15% for the nine months ended May 31, 1999 and 1998. PEC has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultations with its financial advisors.

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

        Fees for servicing notes receivable originated by PEC and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such notes receivable and are recognized when earned. Interest received on notes receivable sold, less amounts paid to investors, is reported as financial income. Interest only receivables are amortized systematically to reduce notes receivable servicing income to an amount representing normal servicing income and the present value discount. Late charges and other miscellaneous income are recognized when collected. Costs to service notes receivable are recorded to expense as incurred. Interest income represents the interest received on loans held in PEC's portfolio, the accretion of the discount on the interest only receivables and interest on cash funds.

        Total costs and expenses consist primarily of marketing and sales expenses, general and administrative expenses, direct costs of sales of timeshare interests and land, depreciation and amortization and interest expense. Marketing and sales costs directly attributable to unrecognized sales are accounted for as deferred selling costs until such time as the sale is recognized.

        PEC has entered into financing arrangements with certain purchasers of timeshare interests and land whereby 5% interest per annum is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. (PEC discontinued, effective during the quarter ended August 31, 1998, a 0% interest arrangement). Notes receivable of $6.1 million and $7.3 million at May 31, 1999 and August 31, 1998, respectively, were outstanding under this arrangement.

        Land sales as of May 31, 1999 exclude $13.9 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received. If ultimately recognized, revenues from these sales would be reduced by a related provision for cancellations of $1.9 million, deferred selling costs of $3.9 million and cost of sales of $2.0 million.

RESULTS OF OPERATIONS

Three Months Ended May 31, 1999 Compared to Three Months Ended May 31, 1998

PEC

        Total revenues for PEC increased 16.2%, or $2.8 million, to $20.3 million during the three months ended May 31, 1999 from $17.5 million during the three months ended May 31, 1998. The increase was primarily due to a 13.6% increase in timeshare interest sales, net (hereinafter, "net" refers to gross sales, less current cancellations and a provision for possible future cancellations), of $1.3 million, a 37.9% increase in land sales, net, of $1.3 million and an increase in interest income of $766,000, partially offset by a decrease of $448,000 in financial income.

        Gross sales of timeshare interests increased to $12.5 million during the three months ended May 31, 1999 from $10.4 million during the three months ended May 31, 1998, an increase of 19.3%. The provision for cancellations represented 12.7% and 8.3%, respectively, of gross sales of timeshare interests for the three months ended May 31, 1999 and 1998. The percentage increase in the provision for cancellations for timeshare interests was primarily due to a downward adjustment recorded in the quarter ended May 31, 1998 based on a review of the reserve adequacy at that time.

        Gross sales of land increased to $5.2 million during the three months ended May 31, 1999 from $3.8 million during the three months ended May 31, 1998, an increase of 35.2%. The provision for cancellations decreased to 6.4% of gross sales of land for the three months ended May 31, 1999 from 8.2% for the three months ended May 31, 1998 primarily due to lower cancellation experience of land receivables during the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998.

        Interest income increased to $2.7 million during the three months ended May 31, 1999 from $1.9 million during the three months ended May 31, 1998, an increase of 40.2%. The increase was primarily due to increased average notes receivable balances for the current period.

        Financial income decreased to $321,000 during the three months ended May 31, 1999 from $769,000 during the three months ended May 31, 1998, a decrease of 58.3%. The decrease was primarily a result of the termination by agreement of loan servicing for a company previously affiliated with Mego Financial.

        Total costs and expenses for PEC were $18.8 million for the three months ended May 31, 1999 and 1998.

        As a percentage of gross sales of timeshare interests and land, marketing and sales expenses relating thereto decreased to 51.0% during the three months ended May 31, 1999 from 64.0% during the three months ended May 31, 1998, due primarily to cost-control measures discussed elsewhere herein. Cost of sales as a percentage of gross sales increased to 18.5% during the three months ended May 31, 1999 from 15.2% during the three months ended

May 31, 1998. The increase was primarily due to sales of higher cost timeshare intervals in Orlando and higher cost lots in Hartsel, resulting in higher cost of sales during the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. Sales prices of timeshare interests are typically lower than those of land, while marketing and sales costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than from sales of land.

        Interest expense of PEC increased to $2.2 million during the three months ended May 31, 1999 from $2.0 million during the three months ended May 31, 1998, an increase of 13.7%. The increase is a result of a higher average outstanding balance of notes and contracts payable during the three months ended May 31, 1999 compared to the three months ended May 31, 1998 and is related to the fact that there were no sales of receivables during the current fiscal year.

        Pretax income of $1.5 million was recorded by PEC during the three months ended May 31, 1999 compared to pretax loss of $1.3 million during the three months ended May 31, 1998. The change in the pretax income is primarily due to the $1.1 million decrease in general and administrative expenses, together with the increase of $2.6 million in net timeshare and land sales during the comparative three month periods, with a related lower percentage of marketing and sales expense as a percentage of sales.

        As a result of the foregoing, PEC reported net income of $1.5 million during the three months ended May 31, 1999 compared to a net loss of $1.3 million during the three months ended May 31, 1998.

COMPANY (consolidated)

        Pretax income was $1.1 million during the three months ended May 31, 1999 compared to a pretax loss of $1.8 million during the three months ended May 31, 1998. The change in pretax income is primarily attributable to the 25.1% decrease in general and administrative expenses, the increase in net timeshare and land sales, with a related lower percentage of marketing and sales expenses, as a percentage of sales which were partially offset by the decrease in financial income. Total costs and expenses during the three months ended May 31, 1999 were $19.2 million, a decrease of .9% from $19.4 million during the three months ended May 31, 1998.

        There was no income tax benefit recorded for the three months ended May 31, 1999 compared to an income tax benefit of $1.7 million for the three months ended May 31, 1998. For the three months ended May 31, 1999, there was no tax provision based on a review of the current facts and circumstances related to the Company's income tax liability reserves.

        Net income applicable to common stock was $1.1 million during the three months ended May 31, 1999 compared to a net loss applicable to common stock of $113,000 during the three months ended May 31, 1998, due to the increase in the PEC pretax consolidated income, with no income tax benefit recorded during the three months ended May 31, 1999 compared to a income tax benefit of $1.7 million recognized during the three months ended May 31, 1998.

Nine Months Ended May 31, 1999 Compared to Nine Months Ended May 31, 1998

PEC

        Total revenues for PEC increased 7.3%, or $3.6 million, to $53.0 million during the nine months ended May 31, 1999 from $49.4 million during the nine months ended May 31, 1998. The increase was primarily due to a 6.0% increase in net timeshare sales of $1.6 million and a 17.4% increase in net land sales of $1.8 million and a 28.7% increase in interest income of $1.5 million, offset by a 62.9% decrease in financial income of $1.7 million.

        Gross sales of timeshare interests were $31.9 million during the nine months ended May 31, 1999 compared to $29.7 million during the nine months ended May 31, 1998, an increase of 7.2%. The provision for cancellations represented 10.6% and 9.6%, respectively, of gross sales of timeshare interests for the nine months ended May 31, 1999 and 1998. The percentage increase in the provision for cancellations for timeshare interests was primarily due to a downward adjustment recorded in the quarter ended May 31, 1998 based on a review of the reserve adequacy at that time.

        Gross sales of land increased to $12.7 million during the nine months ended May 31, 1999 from $11.0 million during the nine months ended May 31, 1998, an increase of 15.1%. The provision for cancellations decreased to 6.3% of gross sales of land for the nine months ended May 31, 1999 from 8.2% for the nine months ended May 31, 1998, primarily due to lower cancellation experience of land receivables during the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998.

        Interest income increased to $6.6 million during the nine months ended May 31, 1999 from $5.1 million during the nine months ended May 31, 1998, an increase of 28.7% primarily due to increased average notes receivable balances for the current period.

        Financial income decreased to $1.0 million during the nine months ended May 31, 1999 from $2.8 million during the nine months ended May 31, 1998, a decrease of 62.9%. The decrease was primarily a result of the termination by agreement of loan servicing for a company previously affiliated with Mego Financial.

        Total costs and expenses for PEC increased to $52.7 million for the nine months ended May 31, 1999 from $52.3 million for the nine months ended May 31, 1998, an increase of .6%. The increase resulted primarily from an increase in direct costs of land sales to $2.0 million from $1.2 million, an increase of 65.2%; an increase in marketing and sales expense to $25.6 million from $24.8 million, an increase of 3.6%; and, an increase in interest expense to $6.2 million from $5.1 million, an increase of 20.2%, partially offset by a decrease of $2.6 million, or 21.3%, in general and administrative expenses. The increase in direct costs of land is attributable to increased sales of higher cost lots sold during the current fiscal period compared to the same period in fiscal 1998. The increase in marketing and sales expenses is due primarily to the higher gross sales; however, as noted herein, the increase in dollars was accompanied by a related lower percentage of marketing and sales expenses. The increase in interest expense is due to the increase in the average outstanding balance of notes and contracts payable. The decrease in general and administrative expenses is due to the reduction in salaries and benefits.

        As a percentage of gross sales of timeshare interests and land, marketing and sales expenses relating thereto decreased to 57.5% during the nine months ended May 31, 1999 from 60.7% during the nine months ended May 31, 1998, and cost of sales increased to 17.9% during the nine months ended May 31, 1999 from 15.8% during the nine months ended May 31, 1998. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, PEC generally realizes lower profit margins from sales of timeshare interests than from sales of land. Subsequent to November 30, 1998, the Company restructured its marketing and sales programs, which restructuring has included the closing of unprofitable sales locations, the elimination of certain marketing programs and the layoff of related personnel. Therefore, the results of operations for the three months ended May 31, 1999 are more indicative of the Company's expectations than the nine months ended May 31, 1999.

        Interest expense of PEC increased to $6.2 million during the nine months ended May 31, 1999 from $5.1 million during the nine months ended May 31, 1998, an increase of 20.2%. The increase is a result of a higher average outstanding balance of notes and contracts payable during the nine months ended May 31, 1999 compared to the nine months ended May 31, 1998 and is related to the fact that there were no sale of receivables during the current fiscal year.

        Pretax income of $350,000 was recorded by PEC during the nine months ended May 31, 1999 compared to a pretax loss of $2.9 million during the nine months ended May 31, 1998. The increase in the pretax income was primarily due to the $2.6 million decrease in general and administrative expenses, together with an increase of $1.6 million and $1.8 million, respectively, in net timeshare and land sales with a related lower percentage of marketing and sales expenses as a percentage of sales, and an increase of $1.5 million in interest income partially offset by a $1.7 million decrease in financial income and an increase of $1.0 million in interest expense.

        As a result of the foregoing, PEC reported net income of $350,000 during the nine months ended May 31, 1999 compared to a net loss of $2.9 million during the nine months ended May 31, 1998.

COMPANY (consolidated)

        Loss before income taxes decreased $3.7 million to a loss of $769,000 during the nine months ended May 31, 1999 compared to a loss of $4.5 million during the nine months ended May 31, 1998, due primarily to a decrease in general and administrative expenses of $3.1 million, an increase of $1.6 million and a $1.8 million, respectively, in timeshare and land sales, with a related lower percentage of marketing and sales expenses as a percentage of sales and an increase of $1.4 million in interest income, partially offset by an increase of $1.0 million in interest expense.

        Total costs and expenses during the nine months ended May 31, 1999 were $53.8 million, a decrease of .3% compared to $54.0 million during the nine months ended May 31, 1998. General and administrative expenses decreased 22.8% for the nine months ended May 31, 1999 compared to the nine months ended May 31, 1998 due primarily to PEC's efforts to lower expenses. Total general and administrative expenses for Mego Financial (parent only) were primarily comprised of professional services, external financial reporting expenses and regulatory and other public company corporate expenses. Mego Financial (parent only) continues to incur interest on subordinated debt.

        An income tax benefit of $650,000 was recorded for the nine months ended May 31, 1999 compared to an income tax benefit of $1.7 million for the nine months ended May 31, 1998. The change in accrued income taxes for the nine months ended May 31, 1999 and 1998 was based on a review of the current facts and circumstances relating to the Company's income tax liability reserves.

        Net loss applicable to common stock was $119,000 during the nine months ended May 31, 1999 compared to a net loss applicable to common stock of $2.8 million during the nine months ended May 31, 1998, due to a $2.6 million increase in the PEC pretax consolidated income, with an income tax benefit of $650,000 recognized during the nine months ended May 31, 1999 compared to an income tax benefit of $1.7 million recognized during the nine months ended May 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents for the Company were $1.9 million at May 31, 1999 compared to $1.8 million at August 31, 1998.

        In December 1998, Finova Capital Corporation (FINOVA), PEC and Mego Financial entered into a Forbearance Agreement dated as of December 24, 1998. Under the agreement, FINOVA agreed to make a loan in the amount of $5,662,000 to PEC with a maturity date of June 30, 1999, since extended to September 1, 1999. At that time, the Company agreed to guarantee the loan and, if all of the $5,662,000 was advanced to PEC, to issue to FINOVA warrants to purchase a total of 500,000 shares of common stock of Mego Financial at an exercise price of $1.00 per share, exercisable within a five-year period commencing January 1, 1999. On December 24, 1998, FINOVA advanced to PEC a first tranche of $3,000,000, less fees, secured by a pledge of stock of Central Utilities Company, a wholly-owned subsidiary of PEC. In accordance with the agreement, Mego Financial granted to FINOVA a warrant to purchase 150,000 shares of common stock of Mego Financial.

        Of the second tranche of $2,662,000, FINOVA advanced $1,000,000 to PEC on May 7, 1999. In accordance with the agreement, Mego Financial granted to FINOVA a warrant to purchase 131,480 shares of common stock of Mego Financial.

        Subsequent to May 31, 1999, FINOVA advanced an additional $1,000,000 of the second tranche. In accordance with the agreement, Mego Financial granted to FINOVA a warrant to purchase 131,480 shares of common stock of Mego Financial. The remaining $662,000 of the second tranche is available for borrowing until September 1, 1999. If advanced in full, FINOVA under the agreement would be entitled to receive a five-year warrant to purchase an additional 87,040 shares of Mego Financial common stock at an exercise price of $1.00 per share, which would make the total of warrants covering 500,000 shares of Mego Financial common stock.

        The Company experienced certain cash flow pressures and took the following steps, beginning in December 1998, to alleviate this situation. In addition to the short-term funding from FINOVA discussed above, subsequent to November 30, 1998, the Company reduced its work force by 180 employees, resulting in an estimated savings of $4.85 million of salaries and related benefits on an annualized basis. In addition, activities in certain unprofitable sales office locations were curtailed. PEC is also actively pursuing the sale of certain non-core properties. PEC has been profitable since the month of February 1999 and has available substantial open credit lines as discussed below. These actions have improved the Company's cash flow and results of operations; however, there can be no assurance that these efforts will be successful in sustaining the improvement in the Company's cash flow.

PEC

        PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of principal and interest on debt obligations and payments of marketing and sales expenses in connection with sales of timeshare interests and land. Marketing and sales expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through sales and hypothecations of receivables, PEC's lines of credit in the aggregate amount of $137.5 million and cash flows from operations. At May 31, 1999, no commitments existed for material capital expenditures.

        At May 31, 1999, PEC had arrangements with 5 institutional lenders under 6 agreements for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for 6 lines of credit of up to an aggregate of $137.5 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At May 31, 1999, an aggregate of $94.3 million was outstanding under such lines of credit, and $43.2 million was available for borrowing. Under the terms of these lines of credit, PEC may borrow 70% to 90% of the balances of the pledged timeshare and land receivables. PEC is required to comply with certain covenants under these agreements, which, among other things, require PEC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that PEC maintain a minimum tangible net worth of $25 million. At May 31, 1999, PEC's net worth was $27.8 million. Necessary waivers of compliance with certain covenants related to these and other agreements have been received. Summarized lines of credit information and accompanying notes relating to these six lines of credit outstanding at May 31, 1999 consist of the following (thousands of dollars):

   BORROWING         MAXIMUM
   AMOUNT AT        BORROWING         REVOLVING
  MAY 31, 1999        AMOUNT     EXPIRATION DATE (a)     MATURITY DATE        INTEREST RATE
-----------------  ------------- --------------------  ------------------  --------------------
   $ 59,263         $ 75,000     (b) May 15, 2000         Various            Prime + 2.0 - 2.25%
      3,700           15,000     (c) May 31, 2000         Various            Prime + 2.0%
     14,327           15,000     (d) July 1, 1999 *       Various            LIBOR + 4.0 - 4.25%
      6,692           15,000     (d) July 1, 1999 *       December 31, 2000  LIBOR + 4.0 - 4.25%
      4,128           10,000     (e) August 1, 2000       August 1, 2003     Prime + 2.0 - 2.25%
      6,173           11,500     (f) June 30, 2000        Various            Prime + 2.0 - 3.00%

-------------------------------------------------------------------------------------------------

* The lender has agreed to continue the revolver during negotiations for renewal-see Note (a).

(a) Revolving expiration dates represent the expiration of the revolving features of the lines of credit, at which time the credit lines become loans with fixed maturities. As is customary, the Company is negotiating for extension of the revolving periods expiring in calendar 1999 and for extension of the other loan amounts maturing in 1999.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $20.0 million with such amount increasing each fiscal quarter after August 31, 1997 by an amount equal to 50% of PEC's consolidated net income for each quarter up to a maximum requirement of $25 million. At May 31, 1999, $39.3 million of loans secured by receivables were outstanding related to financings at prime +2%, of which $28.5 million of loans secured by land receivables mature May 15, 2010 and $10.8 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes

        $128,000 in acquisition and development (A&D) financing maturing September 1, 1999 and $6.4 million maturing July 1, 2003 for the financing of corporate office buildings, both of which are amortizing loans, and real estate loan with an outstanding balance of $1.2 million maturing March 20, 2000, all bearing interest at prime +2.25%. The remaining A&D loans, receivables loans, and a resort lobby loan outstanding of $12.3 million are at prime +2% and mature at various dates through February 20, 2001.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25.0 million during the life of the loan. These credit lines include available financing for A&D and receivables. At May 31, 1999, $1.0 million was outstanding under the A&D loan which matures on June 30, 2004, and $2.7 million maturing May 31, 2004 was outstanding under the receivables loan. Management has obtained a verbal commitment from the lender to extend this revolving line of credit for a period of 18 months on substantially the same terms.

(d) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17.0 million during the life of the loan. These credit lines include available financings for A&D and receivables. At May 31, 1999, $1.9 million was outstanding under the A&D loans which have maturity dates of December 31, 2000 and June 30, 2001, and bear interest at the 90-day London Interbank Offering Rate (LIBOR) +4.25%. The available receivable financings, of which $12.4 million was outstanding at May 31, 1999, are all at 90-day LIBOR +4% and have maturity dates of June 5, 2005 and August 5, 2005.

(e) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million. This credit line is for the purpose of financing receivables and costs of remodeling.

(f) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $15 million. This credit line is for the purpose of financing receivables, of which $2.2 million was outstanding at May 31, 1999 in respect to the receivable debt, and a real estate loan of $4.0 million with a maturity date of August 31, 1999. The maturity date for the receivable debt is May 31, 2004.

        A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):

                                               THREE MONTHS                      NINE MONTHS
                                               ENDED MAY 31,                    ENDED MAY 31,
                                        -------------------------         -------------------------
                                          1999             1998             1999             1998
                                        --------         --------         --------         --------
Marketing and sales expenses
  attributable to recognized and
  unrecognized sales                    $ 11,479         $  9,085         $ 25,788         $ 24,811
Less: Down payments                       (3,488)          (3,004)          (8,890)          (9,267)
                                        --------         --------         --------         --------
Cash shortfall                          $  7,991         $  6,081         $ 16,898         $ 15,544
                                        ========         ========         ========         ========


        During the nine months ended May 31, 1999 and 1998, PEC did not sell any notes receivable.

        PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables generally at the option of the purchaser. At May 31, 1999, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $58.2 million. The repurchase provisions provide for substitution of receivables as recourse for $21.3 million of sold notes receivable and cash payments for repurchase related to $36.9 million of sold notes receivable. At May 31, 1999 and 1998, the undiscounted amounts of the recourse obligations on such notes receivable were $6.0 million and $6.1 million, respectively. PEC continually reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

        The components of the Company's debt, including lines of credit, consist of the following (thousands of dollars):

                                                          MAY 31,       AUGUST 31,
                                                           1999            1998
                                                          -------       ----------
Notes collateralized by receivables                       $59,932        $42,793
Mortgages collateralized by real estate properties         36,477         37,393
Installment contracts and other notes payable               1,359          1,800
                                                          -------        -------
        Total                                             $97,768        $81,986
                                                          =======        =======

FINANCIAL CONDITION

May 31, 1999 Compared to August 31, 1998

        Cash and cash equivalents increased 7.2% to $1.9 million at May 31, 1999 from $1.8 million at August 31, 1998.

        Notes receivable, net, increased 30.0% to $62.1 million at May 31, 1999 from $47.8 million at August 31, 1998, primarily as a result of net new receivables added during the nine months ended May 31, 1999.

        Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for the nine months ended May 31, 1999 consisted of the following (thousands of dollars):

Balance at beginning of period                              $ 18,488
  Provision for cancellations                                  4,186
  Amounts charged to allowance for cancellations and
    reserve for notes receivable sold with recourse           (4,173)
                                                            --------
Balance at end of period                                    $ 18,501
                                                            ========

        The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):

                                                        MAY 31,       AUGUST 31,
                                                         1999            1998
                                                        -------       ----------
Allowance for cancellations, excluding discounts        $13,548        $11,868
Reserve for notes receivable sold with recourse           4,953          6,620
                                                        -------        -------
  Total                                                 $18,501        $18,488
                                                        =======        =======

        Statement of Financial Accounting Standards No. 125 (SFAS 125) requires the reclassification of excess servicing rights as interest only receivables which are carried at fair value. Interest only receivables decreased 17.2% to $2.8 million at May 31, 1999 from $3.4 million at August 31, 1998 due to amortization and the fact that there were no sale of receivables during the current fiscal year.

        Notes and contracts payable increased 19.3% to $97.8 million at May 31, 1999 from $82.0 million at August 31, 1998. There were increased borrowings and no receivable sales, the proceeds of which are usually used to pay down debt, during the nine months ended May 31, 1999.

        Reserve for notes receivable sold with recourse decreased 25.2% to $5.0 million at May 31, 1999 from $6.6 million at August 31, 1998 primarily due to the reduced balance of the sold notes receivable. Recourse to PEC on sales of notes receivable is governed by the agreements between the purchasers and PEC.

        Accrued income taxes decreased 17.5% to $3.7 million at May 31, 1999 from $4.5 million at August 31, 1998, due primarily to the fiscal 1999 tax benefit. The change in certain income tax liability reserves was a result of a review of the current facts and circumstances.

YEAR 2000 COMPLIANCE

        The Company is now Year 2000 compliant. To our knowledge, there has been no material change with respect to vendors and lenders from that set forth in the Company's 1998 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There was no material change for the three and nine months ended May 31, 1999 in the information about the Company's "Quantitative and Qualitative Disclosures About Market Risk" as disclosed in the Form 10-K for the fiscal year ended August 31, 1998.


PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        Except as hereinafter set forth, and as set forth in the Company's Quarterly Report on Form 10-Q for the quarters ended February 28, 1999 and November 30, 1998, there have been no material changes in the status of the litigation reported in the Company's Annual Report on Form 10-K for the year ended August 31, 1998.

        As previously reported in the Company's 1998 Form 10-K, on August 27, 1998, an action was filed by Robert and Jocelyn Henry, husband and wife individually and on behalf of all others similarly situated. On December 17, 1998, counsel for the plaintiffs filed an amended class action complaint which was served on PEC on December 21, 1998. The Company filed a Motion to Dismiss Plaintiffs' Amended Complaint on January 20, 1999. The Court entered an Order on May 6, 1999 granting Defendants' motion and dismissing Plaintiffs' Amended Complaint without prejudice based upon Plaintiffs' failure to exhaust their administrative remedies by pursuing their allegations regarding the provision of sewer and water services before the Public Utilities Commission of Nevada. On May 18, 1999, the Plaintiffs filed a Motion for Reconsideration of the Court's Order Dismissing the Amended Complaint and the Company filed an opposition to the Motion on May 27, 1999. The Motion was denied and Plaintiffs have appealed the issue to the Nevada Supreme Court. A settlement conference is scheduled for August, 1999.

        On February 23, 1998, an action was filed by Robert J. Feeney, as a purported class action against Mego Mortgage Corporation, a former subsidiary of the Company (MMC), and Jeffrey S. Moore, the former President and Chief Executive Officer of MMC. On April 8, 1999, the court conditionally dismissed the Amended Complaint and ordered plaintiffs to move the Court for leave to file a second amended complaint. On May 10, 1999, Plaintiff filed a Motion for Leave to Serve and File Second Amended Class Action Complaint. In response, Defendants filed a Response to Plaintiffs' Motion for Leave to File Second Amended Complaint which preserved Defendants' right to challenge whether this case may properly be certified as a class action and challenged issues raised in Plaintiffs' Second Amended Class Action Complaint.

        On May 10, 1999, an action was filed in the Supreme Court of the State of New York, County of New York, No. 99-109707, by Mo Yossin, as a purported class action against the Company and certain of its officers and directors. The Complaint alleged that the defendants are breaching or have breached their fiduciary duty by acting to put their interests ahead of the interests of the Company's public shareholders, specifically by failing and refusing to attempt to maximize stockholder value and failing to seek a purchaser of the Company and/or any and all of its various assets or divisions at the best price obtainable. The Complaint seeks preliminary and permanent injunctive and declaratory relief preventing Defendants from depriving Plaintiff of his right to realize the full and fair value of his stock and unspecified monetary damages.

        The Company believes that it has substantial defenses to all of the complaints that have been filed against it described above. However, the Company presently cannot predict the outcome of these matters. The Company does not believe that any judgment obtained will have a material adverse effect on the Company's or PEC's business or financial condition.

        In the general course of business the Company, at various times, has been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the business or financial condition of the Company.

        ITEM 5.  OTHER EVENTS

        On October 6, 1998, the Company announced that it retained Friedman, Billings, Ramsey & Co., Inc. to review strategic alternatives for the Company, including potential offers, mergers and financing transactions, as appropriate. This effort is continuing.

        The Company received a notice from The Nasdaq Stock Market, Inc. that its common stock would be delisted from the Nasdaq National Market as a result of the failure to maintain a minimum closing bid price of $1.00 unless the closing bid price of the common stock equaled or exceeded $1.00 for a period of ten consecutive trading days prior to April 30, 1999. The minimum closing bid price of the common stock did not satisfy such requirement prior to that date. On June 10, 1999, the Company attended an oral hearing before the Nasdaq Listing Qualifications Committee ("Committee") at which the Company requested an exception to the minimum price listing requirement of the Nasdaq National Market. The Company has not received a response from the Committee regarding its request for an exception.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBIT
     NUMBER                               DESCRIPTION
     ------                               -----------
     10.164       Amendment No.2 to Interval Receivables Loan and Security
                  Agreement dated as of March 28, 1999 between Heller Financial,
                  Inc. and Preferred Equities Corporation.

     10.165       Sales Agreement dated as of March 8, 1999 between Great Escape
                  Marketing, Inc. and Preferred Equities Corporation relating to
                  6950 Villa de Costa Dr. Orlando, Florida.

     10.166       Sales Agreement dated as of March 10, 1999 between D&D
                  Marketing, Inc. and Preferred Equities Corp and Brigantine
                  Preferred Properties.

     10.167 Forbearance and Modification Agreement dated as of May 7, 1999 by and between Preferred Equities Corporation and Heller
                  Financial, Inc.

     10.168       Management Agreement dated May 20, 1999 by and between Hotel
                  Maison Pierre Lafitte, LTD. Owners Association, Inc. and
                  Preferred Equities Corporation.

     10.169       Fifth Amendment to Assignment and Assumption Agreement dated
                  May 28, 1999 by and between RER Corp, COMAY Corp., Growth
                  Realty Inc. and H&H Financial, Inc. and Mego Financial Corp.

     10.170       Amendment No. 2 to Severance Agreement, and Consulting
                  Agreement dated June 18, 1999 between Don A. Mayerson and Mego
                  Financial Corp.

     10.171 First Amendment to Forbearance Agreement and Amendment No. 6 to Second Amended and Restated and Consolidated Loan and
                  Security Agreement dated May 7, 1999 by and among Finova
                  Capital Corporation, Preferred Equities Corporation and Mego
                  Financial Corp.

     27.1         Financial Data Schedule (for SEC use only).

No reports on Form 8-K were filed during the current period.

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



Date:   July 13, 1999
      ----------------------