Form 10-K
period 1999-08-31
MEGO FINANCIAL CORP
filed 1999-11-29
CIK 736035

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

                          COMMISSION FILE NUMBER 1-8645

                              MEGO FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                NEW YORK                                 13-5629885
     ---------------------------------           ----------------------------
      (State or other jurisdiction                      (IRS Employer
     of incorporation or organization)                identification no.)

        4310 PARADISE ROAD, LAS VEGAS, NV                      89109
     ----------------------------------------               ------------
     (Address of principal executive offices)                (Zip code)


Registrant's telephone number, including area code           702-737-3700
                                                     ---------------------------
Securities registered pursuant to Section 12(b) of the Act:        NONE
                                                            --------------------
Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 15, 1999, 3,500,557 shares of the registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant as of November 15, 1999 was approximately $8,082,837 based on a closing price of $4.50 for the common stock as reported on the NASDAQ National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                              MEGO FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                            PART I                                  PAGE
Item 1.  Business.................................................................... 1

Item 2.  Properties..................................................................11

Item 3.  Legal Proceedings...........................................................12

Item 4.  Submission of Matters to a Vote of Security Holders.........................14


                                           PART II

Item 5.  Market for the Registrant's Common Equity and Related Security
            Holder Matters...........................................................15

Item 6.  Selected Consolidated Financial Data........................................15

Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................................18

Item 7A. Quantitative and Qualitative Disclosures About Market Risk..................31

Item 8.  Financial Statements and Supplementary Data.................................32

Item 9.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure.................................................32


                                           PART III

Item 10. Directors and Executive Officers of the Company.............................33

Item 11. Executive Compensation......................................................36

Item 12. Security Ownership of Certain Beneficial Owners and Management..............40

Item 13. Certain Relationships and Related Transactions..............................41


                                            PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K...........44

         Signatures..................................................................54

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Mego Financial Corp. (Mego Financial) is a premier developer and operator of timeshare properties and a provider of consumer financing to purchasers of timeshare intervals and land parcels through its wholly-owned subsidiary, Preferred Equities Corporation (PEC) established in 1970. PEC is engaged in originating, selling, servicing and financing consumer receivables generated through timeshare and land sales. PEC markets and finances timeshare interests and land in select resort areas. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it retains for its own account or sells to third parties under contracts which generally provide for PEC to continue servicing the sold receivables. Unless the context requires otherwise, the "Company" refers to Mego Financial and its consolidated subsidiaries.

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

RECENT EVENTS

        On September 2, 1999, the Company's shareholders approved a one for six reverse stock split of its outstanding shares of common stock. The reverse stock split was effective on September 9, 1999, with respect to all of the Company's 21,009,506 shares of common stock outstanding. After payment of cash in lieu of fractional shares totaling 1,027 shares, the Company now has 3,500,557 common shares outstanding. All share and per share references in this Form 10-K have been restated to retroactively show the effect of this reverse stock split.

PREFERRED EQUITIES CORPORATION

GENERAL

        PEC acquires, develops and converts rental and condominium apartment buildings and hotels for sale as timeshare interests and engages in the retail sale of land. PEC's strategy is to acquire properties in desirable destination resort areas that offer a range of recreational activities and amenities. PEC markets and sells timeshare interests in its resorts in Las Vegas and Reno, Nevada; Honolulu, Hawaii; Brigantine, New Jersey; Steamboat Springs, Colorado; Indian Shores and Orlando, Florida; and sells land in Nevada and Colorado. PEC owns property in Biloxi, Mississippi which it is considering for the possible construction of a future timeshare resort. PEC is considering the purchase of additional properties for use in its timeshare operations. In the third quarter of the fiscal 1999, PEC signed a management agreement with Hotel Maison Pierre Lafitte Ltd. in New Orleans, Louisiana. PEC will receive management fees as well as fees based on sales of timeshare interests. In recent years, several major lodging, hospitality and entertainment companies, including The Walt Disney Company, Hilton Hotels Corporation, Marriott Ownership Resorts, Inc. and Hyatt Corporation, among others, have commenced developing and marketing timeshare interests in various resort properties. The Company believes that the entry into the timeshare industry of certain of these large and well-known lodging, hospitality and entertainment companies has contributed to the growth and acceptance of the industry. To enhance its competitive position, in April 1995, PEC entered into a strategic alliance with Ramada Franchise Systems, Inc. (Ramada) and its parent, Hospitality Franchise Systems, Inc., now Cendant Corporation (Cendant), pursuant to which PEC was granted a ten-year (including a renewal option) exclusive license to operate both its existing and future timeshare properties under the name "Ramada Vacation Suites." The American Resort Development Association (ARDA) estimates that approximately 2 million families in the United States own timeshare interests in resorts worldwide and that sales of timeshare interests in the United States aggregated approximately $3.5 billion in 1999. Additionally, it is estimated by ARDA that sales volume is increasing at a compounded annual rate of almost 9% due to the entry of brand-name hospitality firms, such as Ramada, and well-financed publicly held companies with lower costs of capital and strong growth among seasoned timeshare companies.

TIMESHARE PROPERTIES AND SALES

        The timeshare interests offered by PEC in its resorts other than in Hawaii generally consist of undivided fee interests in the land and facilities comprising the property or an undivided fee interest in a particular unit, pursuant to which the owner acquires the perpetual right to weekly occupancy of a residence unit each year. In its resort in Hawaii, PEC offers "right-to-use" interests, pursuant to which the owner has occupancy rights for one week each year until December 31, 2009, the last full year of the underlying land lease for the resort property. During fiscal 1999, 1998 and 1997, PEC had net sales of 2,841, 2,237, and 2,287 timeshare interests, respectively, at prices ranging from $4,250 to $30,990.

        The Company believes that PEC's alliance with Ramada has enabled it to capitalize on the Ramada reputation, name recognition and customer profile, which closely matches PEC's customer profile. The arrangement required PEC to pay an initial access fee of $1 million and monthly recurring fees equal to 1% of PEC's Gross Sales (as defined in the agreement) through January 1996 and 1.5% of PEC's Gross Sales each month commencing after January 1996. The initial term of the arrangement is 5 years and PEC has the option to renew the arrangement for an additional term of 5 years if it has met certain conditions, including the addition of at least 20,000 timeshare interests during the initial term, which condition was satisfied, and the payment of minimum annual fees. Management intends to exercise the renewal option when the initial five-year term of the agreement has expired. In addition to the grant of the license, the arrangement provides for the establishment of joint marketing programs. The Company believes it has benefited from the use of the Ramada name, but is unable to quantify the amount of such benefit.

        In May 1997, PEC began offering a sales program whereby a customer pays a fixed fee on an installment basis to use a timeshare interest during an initial one-year period with an option to purchase the timeshare interest. If the customer exercises the option to purchase the interest, the fixed fee is applied toward the down payment of the timeshare interest purchased.

        PEC's Ramada Vacation Suites at Las Vegas includes 34 buildings with a total of 471 studio units and one and two bedroom units which have been converted for sale as 24,021 timeshare interests, of which 4,072 remained available for sale as of August 31, 1999. The resort is in close proximity to "the Strip" in Las Vegas and features swimming pools and other amenities. Nevada timesharing attracts the upper end of the tourism market and Las Vegas is the most dynamic region of the state for timeshare industry growth according to ARDA statistics. PEC is in the process of converting additional adjacent properties it owns to timesharing units. PEC has completed the expansion of the common areas to include an expanded lobby, convenience store and expanded sales facilities. In October 1999, an additional 3 buildings containing 18 apartment units to be sold as 918 timeshare interests were registered for sale.

        The Ramada Vacation Suites at Reno consists of a 95-unit hotel that has been converted for sale as 4,845 timeshare interests, of which 1,122 remained available for sale as of August 31, 1999. The resort features an indoor swimming pool, exercise facilities, sauna, jacuzzi and sun deck.

        PEC's Ramada Vacation Suites at Honolulu is an 80-unit hotel consisting of 3 buildings that have been converted for sale as 4,160 timeshare interests, of which 531 remained available for sale as of August 31, 1999. The resort is within walking distance of a public beach and features a swimming pool and jacuzzi. PEC holds the buildings, equipment and furnishings under a land lease expiring in March 2010, under which PEC makes annual rental payments of approximately $192,000.

        The Ramada Vacation Suites at Steamboat Springs consists of 60 one- and two-bedroom units, which have been converted for sale as 3,060 timeshare interests, of which 850 remained available for sale as of August 31, 1999. PEC acquired this condominium resort in 1994 and completed the conversion in 1995. PEC has constructed a 5,500-square foot amenities building at this facility which features a lobby, front desk, spa and sauna.

        The Ramada Vacation Suites - Hilltop at Steamboat Springs is a hotel building with indoor swimming pool, restaurant, cocktail lounge and meeting room facilities. The complex contains 56 one- and two-bedroom units to be sold as 2,856 timeshare interests. 28 of the units, containing 1,428 timeshare interests, were registered for sale, of which 1,051 timeshare interests remained available for sale, as of August 31, 1999. There are 28 additional units to be registered containing 1,428 timeshare interests. The resort is located in Steamboat Springs, Colorado, in close proximity to the area's ski slopes and attractions.

        The Ramada Vacation Suites at Orlando consists of a 7-building 102 unit complex that has been converted into 5,202 timeshare interests. Three buildings, containing 42 units and 2,142 timeshare interests, were registered for sale in 1997. In 1998, 2 buildings, containing 30 units to be sold as 1,530 timeshare interests, were registered for sale. At August 31, 1999, 550 timeshare interests in the 5 buildings remained available for sale. In September 1999, the remaining 2 buildings containing 30 units to be sold as 1,530 timeshare interests were registered for sale. Florida is one of the country's most significant timeshare markets, representing 23.6% of the total number of resorts in the United States, and, according to ARDA, has experienced unprecedented growth.

        The Ramada Vacation Suites at Indian Shores consists of a 2-building complex, which has been converted into a total of 32 one- and two-bedroom units to be sold as 1,632 timeshare interests, of which 171 timeshare interests remained available for sale at August 31, 1999. The resort is located on the intercoastal waterway and is in close proximity to St. Petersburg, Florida.

        The Ramada Vacation Suites on Brigantine Beach consists of a 91-unit hotel and a 17-unit three story building that have been either converted or constructed for sale as 5,508 timeshare interests, of which 799 were available for sale as of August 31, 1999. The resort is situated on beach front property in close proximity to Atlantic City, New Jersey and features an enclosed swimming pool, cocktail lounge, bar and restaurant.

        The Ramada Vacation Suites at New Orleans is an existing 19-suite hotel which consists of studios, as well as one-and two-bedroom suites. The resort is located next to the Fairmont Hotel, adjacent to the historic French Quarter. The location provides easy access to the City's key tourist attractions. The Company has entered into an agreement to manage this resort.

        The following table sets forth certain information regarding the timeshare interests at the Company's resort properties:

                                                                STEAMBOAT                         INDIAN
                            LAS VEGAS     RENO      WAIKIKI      SPRINGS    HILLTOP    ORLANDO    SHORES     BRIGANTINE    TOTAL
                            ---------   --------    --------    ---------   -------    -------   --------    ----------   --------
Maximum number of
timeshare interests           24,021      4,845       4,160       3,060      1,428      3,672      1,632      5,508(1)     48,326

Net number of timeshare
interests sold through
August 31, 1999               19,949      3,723       3,629       2,210        377      3,122      1,461      4,709        39,180

Number of timeshare
interests available for
sale at August 31, 1999        4,072      1,122         531         850      1,051        550        171        799         9,146

Percent sold through
August 31, 1999                   83%        77%         87%         72%        26%        85%        90%        85%           81%

Number of timeshare
interests sold during
the year ended August
31, 1999                       1,842         31         399         649        380      2,507        665         42         6,515

Number of timeshare
interests reacquired
during the year ended
August 31, 1999 through:
Contract cancellations           328         79         178          99          9        108         50         24           875

Exchanges (2)                  1,100        128         290         357        100        486        199         97         2,757

Acquired for unpaid
maintenance fees                  15          2           6          --         --         --         --         19            42
                            --------   --------    --------    --------   --------   --------   --------   --------      --------

Total number of
timeshare interests
reacquired during the
year                           1,443        209         474         456        109        594        249        140         3,674
                            --------   --------    --------    --------   --------   --------   --------   --------      --------

Net number of timeshare
interests sold
(reacquired) during the
year ended August 31, 1999       399       (178)        (75)        193        271      1,913        416        (98)        2,841

Additional timeshare
interests pending
registration as of
August 31, 1999                  918         --          --          --      1,428      1,530         --         --         3,876

Sales prices of
timeshare interests
available at August 31,
1999 range

From                        $  8,550   $  6,650    $  4,250    $  7,490   $  7,990   $  8,550   $ 10,690   $  4,250           N/A

To                          $ 21,690   $ 10,690    $  6,450    $ 25,690   $ 30,990   $ 13,830   $ 16,050   $ 14,690           N/A

----------------------
(1)     4,823 timeshare interests were sold by the prior developer.

(2) These exchanges are primarily related to customers exchanging and/or upgrading their current property to generally larger higher-priced units.

        For the fiscal years ended August 31, 1999, 1998 and 1997, PEC's consolidated revenue from net sales of timeshare interests was $41.3 million, $37.7 million and $32.3 million, respectively, representing approximately 55.4%, 55.0% and 47.8% of total revenues, respectively.

RCI EXCHANGE NETWORK

        The attractiveness of timeshare interest ownership in resorts is enhanced significantly by the availability of exchange networks allowing owners to exchange their occupancy right in the resort in which they own an interest for an occupancy right in another participating network resort. Several companies, including Resorts Condominiums International (RCI), which became a wholly-owned subsidiary of Cendant in 1997, provide broad-based timeshare interest exchange networks. PEC has qualified its resort properties for participation in the RCI network.

        RCI has a total of more than 3,500 participating resort facilities located worldwide. Approximately 49.8% of the participating facilities are located in the United States and Canada. PEC and the Owners' Association (as defined later) of each of PEC's timeshare resorts have entered into an agreement with RCI pursuant to which purchasers of timeshare interests in PEC's resorts may apply for membership in the RCI exchange network. Under the terms of these agreements, RCI agrees to make its exchange program available to PEC's customers who apply for membership. RCI and the Owners' Association agree to promote RCI's program and to honor qualified exchanges by members from other participating resorts. The initial five-year terms of the agreements are automatically renewable for additional five-year terms, unless either party gives the other party at least 180 days written notice prior to the expiration of the then current term. Either party may terminate the agreement upon a breach of the agreement by the other party. Membership in RCI entitles PEC's customers, based on availability, trading potential (which is based on their timeshare interval), and the payment of a variable exchange fee to RCI, to exchange their occupancy right in the resort in which they own an interest, for an occupancy right at the same or a different time in another participating resort of similar trading potential. The cost of the subscription fee for RCI, which is at the option and expense of the timeshare interest owner, is approximately $63 for the first year and $74 for each annual renewal.

OWNERS' ASSOCIATIONS AND PROPERTY MANAGEMENT

        PEC's resort properties require ongoing management services. Independent not-for-profit corporations known as Owners' Associations have been established to administer each of PEC's resorts other than the resort in Honolulu. PEC's resort in Honolulu is administered by the White Sands Resort Club, a division of PEC (together with the Owners' Associations, collectively the Associations). Owners of timeshare interests in each of these resorts are responsible for the payment of annual assessment fees to the respective Association, which are intended to fund all of the operating expenses at the resort facilities and accumulate reserves for replacement of furnishings, fixtures and equipment, and building maintenance. Annual assessment fees for 1999 ranged from $249 to $445. PEC has in the past financed budget deficits of the Associations, but is not obligated to do so in the future, except in its Florida resorts. The Public Offering Statements for the Florida resorts at Indian Shores and Orlando contain a provision whereby PEC guarantees that the annual assessment fees will not exceed a specified amount, in which case PEC agrees to pay any monetary deficiencies. These guarantees are effective through the Associations' calendar year of December 31, 1999 and at the option of PEC, may be extended annually thereafter. In fiscal 1999, PEC financed a budget deficit of $247,000 and $92,000 for the Owners' Association at Indian Shores and Orlando, respectively. During calendar year 1998 and 1997, the Associations had an aggregate excess of $102,000 and $742,000 respectively, of fees received compared to expenses paid. The deficit and/or excess position of the Associations vary primarily due to the timing of major improvement expenditures. Any budget deficits financed by PEC are expected to be recovered in the future by increased assessments to the Associations.

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

        PEC has entered into management arrangements with the Associations pursuant to which PEC receives annual management and administrative fees in exchange for providing or arranging for various property management services such as reservations, bookkeeping, staffing, budgeting, maintenance and housekeeping services. During fiscal 1999, 1998 and 1997, PEC received $2.5 million, $2.4 million and $2.2 million, respectively, of such fees from the Associations. The management arrangements are typically for initial terms ranging from three to five years and automatically renew for successive additional one-year terms unless canceled by the Association. No management arrangement has been canceled to date. The Company believes that proper management is important for maintaining customer satisfaction and protecting PEC's investment in its inventory of unsold timeshare interests.

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

LAND SALES

        PEC is engaged in the retail sale of land in Nevada and Colorado for residential, commercial, industrial and recreational use. PEC acquires lots and large tracts of unimproved land and then subdivides the tracts into lots and parcels for retail sale. Residential lots range in size from one-quarter acre to one and one-half acres, while commercial and industrial lots vary in size. PEC's residential lots generally range in price from $16,000 to $47,000 while commercial and industrial lots generally range in price from $19,000 to $79,000. Improvements such as roads and utilities and, in some instances, amenities are typically part of the development program in Nevada. During fiscal 1999, 1998 and 1997, PEC sold 613, 530 and 412 residential lots, net, and 14, 12 and 50 commercial and industrial lots, respectively. PEC has a continuing program to plat various properties that it owns. Purchasers of lots and parcels frequently exchange their property after the initial purchase for other property interests offered by PEC. Additionally, PEC is required from time to time to cancel the purchase of lots and parcels as a result of payment defaults or customer cancellations following inspections of the property pursuant to contractual provisions.

        To date, a substantial portion of PEC's sales of retail lots and land parcels have been in its Calvada subdivisions, containing approximately 30,000 lots in the Pahrump Valley, in Nye County, Nevada, located approximately 60 miles west of Las Vegas. The lots are designated as single family residential, multiple family residential, mobile home, hotel/motel, industrial or commercial. PEC owns a utility company that provides water and sewer service to portions of the subdivisions and two golf courses that are available to property owners and the public. The community of Pahrump has a population of approximately 29,000 and contains an urgent care medical facility, shopping, churches, fast food restaurants, hotel/casino facilities and several schools.

        The following table illustrates certain statistics regarding the Pahrump valley subdivisions:


Number of acres acquired since 1969                              18,777
Number of lots platted                                           29,849
Net number of lots sold through August 31, 1999                  29,692
Percent of lots sold through August 31, 1999                         99%
Number of platted lots available for sale at August 31, 1999        157

FOR THE YEAR ENDED AUGUST 31, 1999:
Number of lots sold                                                 962
Number of lots canceled                                            (429)
Number of lots exchanged                                           (437)
                                                                -------
Number of lots sold, net of cancellations and exchanges              96
                                                                =======


        Central Nevada Utilities Company (CNUC), a wholly-owned subsidiary of PEC, operates a sewer and water utility for portions of PEC's Nevada subdivisions and certain other properties located within that subsidiary's certificated service area (which is subject to the regulation of the Public Utilities Commission of Nevada). As of August 31, 1999, CNUC had 1,991 customers. In recent years, connections have grown at an average annual rate of 17% and 14% for residential water and sewer, respectively.

        PEC also sells larger unimproved tracts of land in Colorado. PEC owns unimproved land in Huerfano County, Colorado, which is being sold for recreational use in parcels of at least 35 acres, at prices ranging from $15,330 to $18,995 depending on location and size. These parcels are sold without any planned improvements and without water rights, which rights have been reserved by PEC, except for an owner's right to drill a domestic well. Substantially all of the parcels have been sold, with approximately 81 parcels remaining in inventory.

        In February 1998, PEC acquired a tract of land in Park County, Colorado near the town of Hartsel. This property is being sold as 2,137 separate parcels with an average price and size of $24,263 and five acres, respectively. This includes 333 parcels which need approval of a water augmentation plan (yet to be filed) by the State of Colorado water court, and also includes 172 parcels which will eventually be sold in pairs. As of August 31, 1999, 1,071 parcels remained unsold (excluding those awaiting water court approval).

        PEC previously acquired improved and unimproved land in Park County, Colorado, known as South Park Ranch, which is being sold for recreational use as 1,872 separate parcels typically ranging in size from 5 to 9 acres and a few larger at prices beginning at $16,995. As of August 31, 1999, 1,825 parcels had been sold with 45 parcels remaining in inventory. These parcels are sold without any planned improvements, except for a recreational facility which includes a basketball court, baseball field and picnic facilities.

        The following table illustrates certain statistics regarding the parcels and lots in Huerfano and Park Counties, Colorado:

Number of acres acquired since 1969                               60,782
Number of parcels and lots platted                                 4,831
Net number of parcels and lots sold through August 31, 1999        3,631
Percent of parcels and lots sold through August 31, 1999              75%
Number of platted parcels and lots available for sale
at August 31,1999                                                  1,197

FOR THE YEAR ENDED AUGUST 31, 1999:
Number of parcels and lots sold                                    1,241
Number of parcels and lots canceled                                 (232)
Number of parcels and lots exchanged                                (478)
                                                                 -------
Number of parcels and lots sold, net of cancellations and
exchanges                                                            531
                                                                 =======


         The Company also owns and holds for sale certain non-core commercial real estate assets located in Pahrump, Nevada. The Company currently has 16 parcels for sale, ranging in size from 3.8 acres to 58.2 acres, as well as two golf courses and CNUC.

        For the fiscal years ended August 31, 1999, 1998 and 1997, respectively, PEC's revenue from net land sales was $16.0 million, $13.8 million and $16.6 million, representing 21.4%, 20.1% and 24.7% of total revenues.

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

CUSTOMER FINANCING

        PEC provides financing to virtually all the purchasers of its timeshare interests, retail lots and land parcels who make a down payment equal to at least 10% of the purchase price. The financing is generally evidenced by non-recourse installment sale contracts as well as notes secured by deeds of trust. Currently, the term of the financing generally ranges from two to twelve years, with principal and interest payable in equal monthly payments. Interest rates are fixed and generally range from 12.5% to 15.5% per year based on prevailing market rates and the amount of the down payment made relative to the sales price. PEC has a sales program whereby a 5% interest rate is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. PEC believes its financing is attractive to purchasers who find it convenient to handle all facets of the purchase through a single source. At August 31, 1999, PEC serviced customer receivables' of 17,359 notes receivable relating to sales of timeshare interests and land, which receivables had an aggregate outstanding principal balance of $132.2 million, a weighted-average maturity of approximately 6.9 years and a weighted-average interest rate of 12.6%.

        PEC has 6 financing arrangements with 5 institutional lenders for the financing of customer receivables, which provide for borrowings of up to an aggregate of $135.3 million. These lines of credit bear interest at variable rates tied to the prime rate and 90-day London Interbank Offering Rate (LIBOR) and are secured by timeshare and land receivables and inventory. At August 31, 1999, an aggregate of $101.6 million was outstanding under such lines of credit and $33.7 million was available for borrowing. PEC periodically sells its timeshare and land receivables to various third party purchasers and uses a portion of the sales proceeds to reduce the outstanding balances of its lines of credit, thereby increasing the borrowing availability under such lines by the amount of prepayment. The sales have generally resulted in yields to the purchaser less than the weighted-average yield on the receivables, with PEC entitled to retain the difference, the estimated value of which is carried as interest only receivables. The sales agreements generally provide for PEC to continue servicing the sold receivables, and require that PEC repurchase or replace accounts that have become more than 90 days contractually delinquent, or as to which certain warranties and representations are determined to be incorrect. In addition, the sales agreements generally require the maintenance of cash reserve accounts for losses and contain minimum net worth requirements and other covenants, the non-compliance with which would allow the purchaser to replace PEC as the servicer. The sales agreements for timeshare receivables contain certain covenants that generally require PEC to use its best efforts to remain the manager of the related resorts and to cause the Associations to maintain appropriate insurance and pay the real estate taxes. Performance by PEC of such covenants generally is guaranteed by the Company. The principal balances of receivables sold by PEC were $0, $9.4 million and $30.1 million during fiscal 1999, 1998 and 1997, respectively.

        At August 31, 1999, PEC was contingently liable to replace or repurchase receivables sold with recourse in the aggregate amount of $53.5 million, if and as such receivables become delinquent. Delinquencies greater than 60 days have decreased in fiscal 1999 from fiscal 1998 primarily due to a change in emphasis in collection procedures. The Preferred Client Services (PCS) group was instituted to work with the portfolio and develop better relationships with customers, thus reducing otherwise potential cancellations. Beginning in fiscal 1998 and carrying forward to fiscal 1999, there was a much greater focus on working with the purchasers and their individual problems rather than merely demanding repayment of debt. Continuing these procedures contributed to a decrease in cancellations to $15.1 million during fiscal 1999 from $15.3 million in fiscal 1998, a 1% decrease in absolute dollars, notwithstanding that the total portfolio increased from $136 million to $151 million during this fiscal year. PEC charges off or fully reserves all receivables that are more than 90 days delinquent. The following table sets forth information with respect to receivables owned and sold that were 60 or more days delinquent, excluding accounts that have been fully reserved, as of the dates indicated (thousands of dollars):

                                                             AUGUST 31,
                                  -----------------------------------------------------------------
                                    1999          1998          1997          1996          1995
                                  ---------     ---------     ---------     ---------     ---------
60-day delinquent                 $ 11,733      $ 11,836      $  5,233      $  6,685      $  5,407
Total receivables                 $151,706      $136,509      $137,688      $132,438      $123,752
60-day delinquency percentage         7.73%         8.67%         3.80%         5.05%         4.37%

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

MARKETING

        PEC markets timeshare interests and land through on-site and off-site sales offices. PEC's sales staff receives commissions based on net sales volume. PEC maintains fully-staffed on-site sales offices at its timeshare properties in

Las Vegas, Nevada and Steamboat Springs, Colorado as well as the Las Vegas headquarters, and at its land projects in Nevada and Colorado. Brokers for PEC maintain an on-site sales office in Orlando, Florida with approximately 20 sales associates and smaller on-site sales offices staffed with one to two sales associates in Hawaii; Indian Shores, Florida; and Brigantine New Jersey. PEC also maintains off-site sales offices in West Covina, California; Dallas, Texas; and Denver, Colorado. PEC's marketing efforts are targeted primarily at tourists and potential tourists meeting its customer profile. Currently, approximately 31.3% of sales are made through the Las Vegas sales office. One of the principal sales techniques utilized by PEC in Las Vegas is to offer pre-screened potential customers a gift such as show tickets in exchange for attending PEC's sales presentations. In addition, to show tickets, other inducements such as local tour packages, dinners and short-term room accommodations are also offered. The marketing techniques utilized at PEC's sales offices at locations other than Las Vegas include (i) exhibition booths located at shows, fairs and other attractions, that generate inquiries from prospective customers, whom PEC then contacts by telephone, (ii) referrals from existing customers, (iii) limited direct mail programs, and (iv) brokers specializing in lead generation. Various premiums and inducements are offered to prospective customers to obtain their attendance at sales presentations, including the offer of short-term accommodations at certain of PEC's timeshare resorts.

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

        The agreement of sale for a timeshare interest or land may be rescinded within various statutory rescission periods ranging from five to ten days. For land sales made at a location other than the property, the customer may generally cancel the contract within a specified period, usually five months from the date of purchase, provided that the contract is not in default, and provided the customer has completed a developer-guided inspection and tour of the subject property first, and then requests the cancellation. At August 31, 1999, $1.2 million of recognized sales remained subject to such cancellation. If a customer defaults after all rescission and cancellation periods have expired, all payments are generally retained by PEC, and the customer forfeits all rights to the property.

SEASONALITY

        Sales of timeshare interests and land are somewhat seasonal. For the fiscal years ended August 31, 1999, 1998 and 1997, quarterly sales as a percentage of annual sales, for each of the fiscal quarters averaged:

       QUARTER ENDED                            % OF ANNUAL SALES
---------------------------------         -------------------------------
        November 30                                     22.4%
        February 28                                     23.0
        May 31                                          26.6
        August 31                                       28.0
                                                    --------
                                                       100.0%
                                                    ========

        The majority of the Company's customers are tourists. The Company's marketing and sales areas are generally not subject to significant seasonality factors. The quarterly numbers in the preceding table are slightly higher in the third and fourth quarters of the fiscal year as the Company's major sales area in Las Vegas, Nevada, experiences higher tourist activity in those seasons. The Company is not dependent upon any large affinity group of customers whose loss would have a material adverse effect on the Company.

COMPETITION

        The timeshare and real estate industries are highly competitive. Competitors in the timeshare and real estate business include hotels, other timeshare properties and real estate properties. Certain of the Company's competitors are substantially larger and have more capital and other resources than the Company.

        PEC's timeshare plans compete directly with many other timeshare plans, some of which are in facilities located in Las Vegas, Reno, Lake Tahoe, Honolulu, Atlantic City, Orlando, Tampa, and Steamboat Springs. In recent years, several major lodging, hospitality and entertainment companies have begun to develop and market timeshare properties. According to ARDA data, in 1999, approximately 31.5% of timeshare resorts were located in the Mountain/Pacific region of the United States, 23.6% in Florida, 12% in the Northeast region, 16.5% in the Southeast region and 16.4% in the Central region of the United States. In addition, PEC competes with condominium projects and with traditional hotel accommodations in these areas. Certain of these competing projects and accommodations are larger and more luxurious than PEC's facilities. There are currently available approximately 109,000 hotel and motel rooms in Las Vegas, Nevada; 37,000 in Honolulu, Hawaii; 23,000 in Washoe County, Nevada, which includes Reno and Lake Tahoe; 106,000 in the Orlando, Florida metropolitan area; 24,000 in the Indian Shores, Florida area; 23,000 in Atlantic City, New Jersey and 3,000 in Steamboat Springs, Colorado.

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

EMPLOYEES

        As of August 31, 1999, PEC had 1,215 employees, of whom 1,053 were full-time employees and 162 were part-time employees. Full-time employees were comprised of the following: 570 sales and marketing officers and personnel, 165 general and administrative officers, managers and support staff, 307 hotel personnel, and 11 utility company personnel. None of PEC's employees are represented by a collective bargaining unit. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

        At August 31, 1999, the Company had 157 residential, commercial and industrial lots, 1,197 recreational land parcels, and 9,146 timeshare interests in its inventory. In addition, the Company maintains the following properties:

        The Company's principal executive offices are located at 4310 Paradise Road, Las Vegas, Nevada 89109, where it occupies approximately 31,000 square feet of office space in a building it owns. Title to the property is held by the Company.

        The Company owns a second office building located in Las Vegas, Nevada. This building has approximately 57,500 square feet of office space, of which the Company occupies approximately 31,500 square feet. Of the remaining space, approximately 10,000 square feet is leased to tenants on a short-term basis, and approximately 16,000 square feet is unoccupied.

        The Company leases an executive office at 1125 N. E. 125th Street in North Miami, Florida, comprising approximately 3,200 square feet, on a month-to-month basis at a rental of $2,856 per month.

        The Company leases various other facilities on a long-term, short-term or month-to-month basis for off-site marketing and sales offices. The Company has sales offices in West Covina, California; Denver, Colorado and Dallas, Texas and marketing locations in close proximity of those offices and the Las Vegas sales' offices.

ITEM 3.  LEGAL PROCEEDINGS

        Following the Company's November 10, 1995 announcement disclosing certain accounting adjustments, an action was filed on November 13, 1995, in the United States District Court, District of Nevada (Court) by Christopher Dunleavy, as a purported class action against the Company, certain of the Company's officers and directors and the Company's independent auditors. On November 16, 1995, a second action was filed in the Court by Alan Peyser as a purported class action against the Company and certain of its officers and directors. Each complaint alleged, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of the Company's financial reports issued in 1994 and 1995, including certain financial statements reported on by the Company's independent auditors. The Dunleavy complaint also alleged that one of the director defendants violated the federal securities laws by engaging in "insider trading." The named plaintiff in the Dunleavy action sought to represent a class consisting of purchasers of Mego Financial's common stock between January 14, 1994 and November 9, 1995. The named plaintiff in the Peyser action sought to represent a class consisting of purchasers of Mego Financial's common stock between November 28, 1994 and November 9, 1995. Each complaint sought damages in an unspecified amount, costs, attorney's fees and such other relief as the Court may deem just and proper. On or about June 10, 1996, the Dunleavy and Peyser actions were consolidated under the caption "In re Mego Financial Corp. Securities Litigation," Master File No. CV-9-95-01082-LD (RLJ), pursuant to a stipulation by the parties.

        On December 26, 1996, a third action was filed in the Court by Michael Nadler as a purported class action. The Nadler complaint asserts claims substantially similar to those in the Dunleavy and Peyser Actions. On April 23, 1998, counsel for the plaintiffs in the Dunleavy and Peyser actions, and counsel for the defendants filed in the Court a Stipulation and Agreement of Settlement (the Settlement Agreement) in accordance with a prior Memorandum of Understanding dated May 12, 1997. The Settlement Agreement, which was subject to a number of conditions, including approval by the Court, calls for certification, for settlement purposes only, of a class consisting of all purchasers of Mego Financial stock (excluding the defendants and their respective directors, executive officers, partners and affiliates and their respective immediate families, heirs, successors and assigns) during the period from January 14, 1994 through November 9, 1995, inclusive, for creation of a settlement fund of $1.725 million to be distributed to the class, for the dismissal of all claims asserted in the actions with prejudice and for certain releases to defendants. The Company contributed $225,000 of the settlement amount, which payment did not have a material adverse effect on the Company. On October 19, 1998, the Court issued a Final Judgment and Order of Dismissal with Prejudice, approving the Settlement Agreement, which will not become final until the Effective Date, which is the date following either the expiration of any appeal period without appeal, the date following the affirmation of the Final Judgment on appeal, and on which such Final Judgment is no longer subject to further judicial review. On November 13, 1998, Michael Nadler, who had filed objections to the settlement, filed a Notice of Appeal from the Final Judgment and Order of Dismissal with Prejudice and certain other orders of the Court. In the event, for any reason, the Final Judgment is vacated, the Company believes that it has substantial defenses to all of the complaints that have been filed against it described above. However, the Company presently cannot predict the outcome of this matter.

        On February 23, 1998, an action was filed in the United States District Court for the Northern District of Georgia, Civil Action No.1:98CV0593-CAM, by Robert J. Feeney, plaintiff, as a purported class action against Mego Mortgage Corporation (MMC), a former subsidiary of the Company now known as Altiva Financial Corporation, and Jeffrey S. Moore, the former President and Chief Executive Officer of MMC. The complaint alleges, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of MMC's financial statements. The named plaintiff seeks to represent a class consisting of purchasers of the common stock of MMC between April 11, 1997 and December 18, 1997, and seeks such other relief as the Court may deem just and proper. An amended complaint was filed in such matter on or about June 29, 1998, which amended complaint, among other things, adds Mego Financial as a defendant, adds John Cole, Trent Hildebrand, Burt W. Price and Frank J. Murphy as plaintiffs and alleges an expansion of the purported class to certain purchasers of MMC's common stock from April 11, 1997 through May 20, 1998. However, the Company was not the parent company of MMC at the time when the majority of the matters which are cited in the above-described action occurred. On April 8, 1999, the court conditionally dismissed the Amended Complaint and ordered plaintiff to move the Court for leave to file a second amended complaint. On May 10, 1999, plaintiff filed a Second Amended Class Action Complaint. In response, on July 19, 1999, defendants filed a motion to dismiss the Second Amended Class Action Complaint, which motion is still pending. The Company does not believe that any judgment obtained will have a material adverse effect on the Company's or PEC's business or financial condition.

        On August 27, 1998, an action was filed in Nevada District Court, County of Clark, No. A392585, by Robert and Jocelyne Henry, husband and wife individually and on behalf of all others similarly situated against PEC, PEC's wholly-owned subsidiary, CNUC, and certain other defendants. The plaintiffs' complaint asked for class action relief claiming that PEC and CNUC were guilty of: breach of contract; unjust enrichment; customer fraud; and bait and switch tactics as a result of a solicitation of betterment fees pursuant to a letter sent to certain lot owners by PEC on January 26, 1995 (Letter). The Letter was sent to approximately 1,400 lot owners stating that their lots would be buildable by April 1, 1995 as a result of sewer and water lines being run near their respective lots. The Letter offered to accept a betterment fee payment in the amount of $2,380 per lot prior to an increase in betterment fees. The plaintiffs paid the fee and claimed they did not have a buildable lot as sewer and water lines did not reach their property. The court determined that plaintiffs had not properly pursued their administrative remedies with the Nevada Public Utilities Commission (PUC) and dismissed plaintiffs' amended complaint, without prejudice, pending plaintiffs' exhaustion of their administrative remedies before the PUC. Notwithstanding plaintiffs' appeal of the dismissal, plaintiff filed for administrative relief with the PUC. On November 17, 1999, the PUC found that CNUC, the only defendant over which the PUC has jurisdiction, was not in violation of any duties owed the plaintiffs or otherwise in violation of CNUC's approved tariffs Only approximately 350 customers accepted the offer presented in the Letter and a number of those customers own lots that are currently buildable. The Company does not believe that the litigation will result in a material judgment against PEC or CNUC or any other defendant.

        On May 10, 1999, an action was filed in the Supreme Court of the State of New York, County of New York, No. 99-109707, by Mo Yossin, as a purported class action against the Company and certain of its officers and directors. The Complaint alleged that the defendants are breaching or have breached their fiduciary duty by acting to put their interests ahead of the interests of the Company's public shareholders, specifically by failing and refusing to attempt to maximize stockholder value and failing to seek a purchaser of the Company and/or any and all of its various assets or divisions at the best price obtainable. The Complaint seeks preliminary and permanent injunctive and declaratory relief preventing defendants from depriving plaintiff of his right to realize the full and fair value of his stock and unspecified monetary damages. In October 1999, the plaintiff and the defendants executed a stipulation, voluntarily discontinuing and dismissing the action, which stipulation was approved by order of the court on October 25, 1999.

        On August 9, 1999, an action was filed in Nevada District Court, County of Clark, No. A407152, by a dissident director and a former director of the Grand Flamingo Towers Owners Association purporting to act on behalf of the Association. The complaint alleges, among other things, breach of a fiduciary duty by the defendant with respect to the management agreement between the plaintiff and defendant. In particular, plaintiff is seeking rescission of the management agreement, an injunction requiring the defendant to turn over plaintiff's property held as plaintiff's manager, imposition of a constructive trust on plaintiffs funds and profits received and held by the defendant as plaintiff's manager, and an accounting of profits and property obtained by the defendant as plaintiff's manager. The Company has filed an answer denying all liability and does not believe a determination in favor of the plaintiff will result in a material judgment against the Company.

        In the general course of business the Company, at various times, has been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended August 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

        The Company's common stock is traded in the over-the-counter market and since April 1, 1994, prices have been quoted on the Nasdaq National Market under the symbol MEGO. Prior to April 1, 1994, the common stock was quoted on the Nasdaq Small Cap Market under the symbol MEGO and, prior to May 1, 1994, was traded on the Boston Stock Exchange under the symbol MGO. The following table sets forth the high and low sales prices of the common stock as reported on the Nasdaq National Market for the periods presented (1):

                                              HIGH            LOW
                                             ------          ------
FISCAL YEAR 1998:
First Quarter (2)                            49 1/8          16 1/2
Second Quarter                               31 1/2          19 1/2
Third Quarter                                33 3/4          22 7/8
Fourth Quarter                               22 7/8          11 5/8

FISCAL YEAR 1999:
First Quarter                                13 1/2           4 1/8
Second Quarter                                7 7/8           4 1/2
Third Quarter                                 7 1/8           4 1/2
Fourth Quarter                                6 3/8           3 3/4

FISCAL YEAR 2000:
First Quarter (through November 15, 1999)     4 5/8           3 9/16


(1) On September 2, 1999, the Company's shareholders approved a one for six reverse stock split of its common stock. The reverse split was effective on September 9, 1999, with respect to all of the Company's 21,009,506 shares of common stock outstanding. After payment of cash in lieu of fractional shares totaling 1,027 shares, the Company now has 3,500,557 common shares outstanding. All amounts in the above table and elsewhere in this Form 10-K have been restated to retroactively show the effect of this reverse stock split.

(2) On September 2, 1997, the Company distributed all of its 10 million shares of MMC's common stock to the Company's shareholders in a tax-free spin-off (Spin-off). The Company believes the decline in the closing price of the common stock on September 3, 1997 to $18.75 per share from the closing price on September 2, 1997 of $48 per share is directly attributable to the Spin-off.

        As of November 15, 1999, there were 1,875 holders of record of the 3,500,557 outstanding shares of common stock. The closing sales price for the common stock on November 15, 1999 was $4.50.

        The Company did not pay any cash dividends on its common stock during the fiscal years ended August 31, 1999 and 1998. The Company intends to retain future earnings for the operation and expansion of its business and does not currently anticipate paying cash dividends on its common stock. Any future determination as to the payment of such cash dividends would depend on a number of factors including future earnings, results of operations, capital requirements, the Company's financial condition and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors might deem relevant. No assurance can be given that the Company will pay any dividends in the future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

        The selected financial data set forth below have been derived from the consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements as of August 31, 1999 and 1998 and for each of the three years in the period ended August 31, 1999 have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere herein. The consolidated financial statements as of August 31, 1997, 1996 and 1995 and for the years ended August 31, 1996 and 1995 have been audited by Deloitte & Touche LLP, independent auditors, and are not included herein.

        Certain reclassifications have been made to conform prior years with the current year presentation. As a result of the Spin-off, all fiscal years presented reflect the financial results of MMC as a discontinued operation prior to fiscal 1995. See "Item 7. MD&A--Discontinued Operations of MMC" and Note 3 of Notes to Consolidated Financial Statements for additional information regarding the Spin-off. The selected financial information set forth below should be read in conjunction with the consolidated financial statements, the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein (thousands of dollars, except per share amounts):

CONSOLIDATED SELECTED FINANCIAL DATA (1)(2)

                                                                       FOR THE YEARS ENDED AUGUST 31,
                                                     ----------------------------------------------------------------
                                                       1999          1998          1997          1996          1995
                                                     --------      --------      --------      --------      --------
INCOME STATEMENT DATA:
REVENUES OF CONTINUING OPERATIONS:
Timeshare interest sales, net                        $ 41,262      $ 37,713      $ 32,253      $ 27,778      $ 20,682
Land sales, net                                        15,979        13,812        16,626        17,968        20,812
Gain on sale of notes receivable                           --           656         2,013         1,116         1,586
Gain on sale of other investments                         513            --            --            --            --
Interest income                                         9,310         7,161         7,168         6,594         7,238
Financial income                                        1,184         3,304         2,922         1,253           508
Other(3)                                                6,254         5,944         6,514         5,943         6,687
                                                     --------      --------      --------      --------      --------
  Total revenues of continuing operations              74,502        68,590        67,496        60,652        57,513
                                                     --------      --------      --------      --------      --------

COSTS AND EXPENSES OF CONTINUING OPERATIONS:

Cost of sales(4)                                       13,510        11,789        10,477         8,099         7,749
Marketing and sales                                    35,291        34,167        34,078        30,351        23,690
Depreciation                                            1,878         2,245         1,964         1,526         1,131
Interest expense                                        9,270         7,850         8,458         7,314         6,306
General and administrative                             14,333        17,736        17,175        15,849        12,909
Payments to assignors                                      --            --            --            --         7,252
                                                     --------      --------      --------      --------      --------
  Total costs and expenses of
      continuing operations                            74,282        73,787        72,152        63,139        59,037
                                                     --------      --------      --------      --------      --------

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                            220        (5,197)       (4,656)       (2,487)       (1,524)

INCOME TAXES (BENEFIT)                                   (830)       (1,968)      (12,662)       (1,068)        1,016
                                                     --------      --------      --------      --------      --------

INCOME (LOSS) FROM CONTINUING OPERATIONS                1,050        (3,229)        8,006        (1,419)       (2,540)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES AND MINORITY INTEREST(5)               --            --        11,334         6,270         3,434

GAIN ON PRIOR DISCONTINUED OPERATIONS,
NET OF INCOME TAXES(6)                                     --            --            --            --           873
                                                     --------      --------      --------      --------      --------

NET INCOME (LOSS)                                       1,050        (3,229)       19,340         4,851         1,767

CUMULATIVE PREFERRED STOCK DIVIDENDS(7)                    --            --            --           240           360
                                                     --------      --------      --------      --------      --------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK         $  1,050      $ (3,229)     $ 19,340      $  4,611      $  1,407
                                                     ========      ========      ========      ========      ========

                                                                          FOR THE YEARS ENDED AUGUST 31,
                                                  -----------------------------------------------------------------------------
                                                     1999            1998             1997            1996             1995
                                                  -----------     -----------      -----------     -----------      -----------
PER SHARE DATA (8)(9):
BASIC:
Income (loss) from continuing operations          $      0.30     $     (0.92)     $      2.58     $     (0.47)     $     (0.84)
Income (loss) from discontinued operations                 --              --             3.64            2.08             1.14
Gain on prior discontinued operations                      --              --               --              --             0.29
Cumulative preferred stock dividends                       --              --               --           (0.08)           (0.12)
                                                  -----------     -----------      -----------     -----------      -----------
Net income (loss) applicable to common stock      $      0.30     $     (0.92)     $      6.22     $      1.53      $      0.47
                                                  ===========     ===========      ===========     ===========      ===========
Weighted-average number of common shares            3,500,557       3,500,557        3,108,510       3,018,493        3,013,493
                                                  ===========     ===========      ===========     ===========      ===========
DILUTED(10):
Income (loss) from continuing operations          $      0.30     $     (0.92)     $      2.46     $     (0.45)     $     (0.82)
Income from discontinued operations                        --              --             3.48            1.97             1.11
Gain on prior discontinued operations                      --              --               --              --             0.28
Cumulative preferred stock dividend                        --              --               --           (0.08)           (0.12)
                                                  -----------     -----------      -----------     -----------      -----------
Net income applicable to common stock             $      0.30     $     (0.92)     $      5.94     $      1.44      $      0.45
                                                  ===========     ===========      ===========     ===========      ===========
Weighted-average number of common shares and
common share equivalents outstanding                3,500,557       3,500,557        3,253,718       3,184,788        3,106,742
                                                  ===========     ===========      ===========     ===========      ===========

BALANCE SHEET DATA:
Total assets                                      $   158,961     $   142,076      $   178,303     $   145,505      $   107,910
Net assets of discontinued operations                      --              --           53,276          30,514           19,234
Total liabilities excluding subordinated debt         132,650         117,049          100,745         109,963           76,328
Subordinated debt(11)                                   4,478           4,348            4,321           9,691            9,352
Redeemable preferred stock                                 --              --               --              --            3,000
Total stockholders' equity                             21,833          20,679           73,237          25,851           19,230
--------------------------------

(1) On September 2, 1997, the Company distributed all of its 10 million shares of MMC's common stock to the Company's shareholders in a tax-free Spin-off. The operations of MMC have been reclassified as discontinued operations and prior years' Consolidated Financial Statements of the Company included herein reflect the reclassification accordingly. See "Item 7. MD&A--Discontinued Operations of MMC" and Note 3 of Notes to Consolidated Financial Statements.

(2) The income statement data, per share data and balance sheet data herein for the five fiscal years are not necessarily indicative of the results to be expected in the future. Certain reclassifications have been made to conform prior years with the current presentation.

(3) Other revenues include incidental operations, management fees from owners' associations, and amortization of negative goodwill.

(4) Direct cost of sales includes costs of sales of timeshare interests, land and incidental operations.

(5) Income from discontinued operations, net of taxes of $9.1 million and minority interest of $2.4 million, includes the net income from MMC, after tax, reduced by the related minority interests and certain general and administrative expense related to the discontinued operations.

(6) A gain on discontinued operations of $873,000 after deducting $450,000 of tax was recognized in fiscal 1995.

(7)     See Note 15 of Notes to Consolidated Financial Statements.

(8) All share and per share references have been restated to reflect the one for six reverse split of the Company's common stock, effective September 9, 1999.

(9) No cash dividends per common share were declared during the fiscal years included herein.

(10) The incremental shares from assumed conversions are not included in computing the diluted per share amounts for the years ended August 31, 1999 and 1998 because the Company incurred a net loss and the effect would be anti-dilutive.

(11) In payment of the exercise price of $4,250,000 of warrants exercised for 166,666 shares of the Company's common stock by the Assignors, the subordinated debt due to the Assignors was reduced by that amount in August 1997. See Note 14 of Notes to Consolidated Financial Statements and "Item 13. Certain Relationships and Related Transactions."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations and the foregoing Business sections contain certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new timeshare and land sales programs and future financial performance, including growth in revenues and net income and cash flows. Such forward-looking statements also include, without limitation, the Company's Year 2000 compliance and the impact on the Company's operations in the event that certain or all of its plans or the plans of its lenders and other third parties in respect of such compliance issues prove to be inadequate. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, contained elsewhere herein.

GENERAL

        The business of the Company after the acquisition of PEC (see "Item 1. Business" and "Item 13. Certain Relationships and Related Transactions"), is primarily the marketing, financing and sale of timeshare interests, retail lots and land parcels, servicing the related receivables, and operating and managing timeshare properties.

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

        In November 1996, MMC consummated an initial public offering (IPO) and as a result, the Company's ownership of MMC was reduced to approximately 81.3% of the outstanding common stock. On September 2, 1997, the Company distributed all of its 10 million shares of MMC's common stock to the Company's shareholders in the Spin-off. To fund MMC's past operations and growth and in conjunction with a Tax Allocation and Indemnity Agreement dated November 19, 1996 (Tax Agreement), MMC incurred debt and other obligations due to the Company and its subsidiary, PEC. The amount of debt due to the Company was $10.1 million at August 31, 1997, of which $3.4 million was paid by MMC in October 1997 together with $500,000 advanced by the Company to PEC on behalf of MMC in September 1997. In April 1998, an agreement was made to adjust the balance due on the receivable by a reduction of the income tax portion in the amount of $5.3 million previously deemed owed by MMC to the Company under the Tax Agreement, since that amount was no longer payable under that agreement. As of the date of the April 1998 agreement, MMC owed the Company an estimated total of $6.2 million, of which $5.3 million was the estimated amount due to the Company under the Tax Agreement prior to the Spin-off. An agreement was subsequently made to settle the remaining $870,000 balance due the Company by MMC. In consideration of this settlement, MMC paid the entire amount of $1.6 million, which was separately owed to PEC, in June 1998. Following this transaction, MMC had no outstanding indebtedness to the Company. MMC also had agreements with PEC for providing management services and loan servicing. The accompanying Consolidated Income Statements reflect the operating results of MMC as discontinued operations in accordance with APB Opinion No. 30. For additional information see Note 3 of Notes to Consolidated Financial Statements.

        The Consolidated Income Statements for the years ended August 31, 1999 and 1998, and the Consolidated Pro Forma Income Statement for the year ended August 31, 1997, reflect the continuing operations of the Company. The Consolidated Pro Forma Income Statement is unaudited and is based on the historical statements of the fiscal years presented and provides an understanding of the results of the Company on a stand-alone basis excluding the operations of MMC and the prior discontinued operations. The Consolidated Pro Forma Income Statement gives effect to the Spin-off as if it had occurred prior to September 1, 1996 and is presented for comparative purposes only (thousands of dollars):

                                                        FOR THE YEARS ENDED AUGUST 31,
                                                     ------------------------------------
                                                       1999          1998          1997
                                                     --------      --------      --------
                                                                                 PRO FORMA
REVENUES:
Timeshare interest and land sales, net               $ 57,241      $ 51,525      $ 48,879
Gain on sale of receivables                                --           656         2,013
Gain on sale of other investments                         513            --            --
Interest income                                         9,310         7,161         7,168
Financial income and other                              7,438         9,248         9,436
                                                     --------      --------      --------
  Total revenues                                       74,502        68,590        67,496
                                                     --------      --------      --------

EXPENSES:
Direct costs of timeshare interest and land sales      11,236         9,145         7,493
Operating expenses                                     53,776        56,792        56,201
Interest expense                                        9,270         7,850         8,458
                                                     --------      --------      --------
  Total expenses                                       74,282        73,787        72,152
                                                     --------      --------      --------

Income (loss) before income taxes                         220        (5,197)       (4,656)
Income taxes (benefit)                                   (830)       (1,968)      (12,662)
                                                     --------      --------      --------
Income (loss) from continuing operations                1,050        (3,229)        8,006
Cumulative preferred stock dividends                       --            --            --
                                                     --------      --------      --------
Net income (loss) applicable to common stock         $  1,050      $ (3,229)     $  8,006
                                                     ========      ========      ========


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

        The unaudited Consolidated Pro Forma Income Statement of the Company reflects, in management's opinion, all adjustments necessary to fairly state the pro forma results of operations for the fiscal year presented and to make the unaudited pro forma statement not misleading.

PEC

        PEC recognizes revenue primarily from sales of timeshare interests and land sales in resort areas, gain on sale of receivables and interest income. Although it did not do so in fiscal 1999, PEC periodically sells its consumer receivables while generally retaining the servicing rights. Revenue from sales of timeshare interests and land is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for land sales. Land sales typically meet these requirements within six to ten months of closing, and sales of timeshare interests typically meet these requirements at the time of sale. The sales price, less a provision for cancellation, is recorded as revenue and the allocated cost related to such net revenue of the timeshare interest or land parcel is recorded as expense in the year that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

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

        In discounting cash flows related to notes receivable sales, PEC defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate of 15% in each of fiscal years 1999, 1998 and 1997. PEC has developed its assumptions based on experience with its own portfolio, available market data and consultation with its financial advisors.

        In determining expected cash flows, management considers economic conditions at the date of sale. In subsequent periods, these estimates may be revised as necessary using the original discount rate, and any losses arising from prepayment and loss experience will be recognized as realized.

        Provision for cancellations relating to notes receivable is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes receivable. PEC records provision for cancellations at the time revenue is recognized, based on historical experience and current economic factors. The related allowance for cancellations represents PEC's estimate of the amount of the future credit losses to be incurred over the lives of the notes receivable. The allowance for cancellations is reduced by actual cancellations experienced, including cancellations related to previously sold notes receivable which were reacquired pursuant to the recourse obligations discussed herein. Such allowance is also reduced to establish the separate liability for reserve for notes receivable sold with recourse. PEC's judgment in determining the adequacy of this allowance is based upon a periodic review of its portfolio of notes receivable. These reviews take into consideration changes in the nature and level of the portfolio, historical cancellation experience, current economic conditions which affect the purchasers' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality. Changes in the allowance as a result of such reviews are included in the provision for cancellations.

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

        Total costs and expenses consist primarily of marketing and sales expenses, general and administrative expenses, direct costs of sales of timeshare interests and land, depreciation and amortization and interest expense. Marketing and sales costs directly attributable to unrecognized sales are accounted for as deferred selling costs until such time as the sale is recognized. The Company incurs a portion of operating expenses of the timeshare Associations based on ownership of unsold timeshare interests at each of the respective timeshare properties. These costs are referred to as "association assessments" or "maintenance payments", and are included in the Consolidated Income Statements under the caption of general and administrative expenses. Management fees received from the associations are included under the caption of other revenues. These fees are deemed not to be the result of a separate revenue generating line of business since the management activities to which they relate are part of the support of the timeshare business and the fees are actually a reduction of the expense the Company incurs to fulfill obligations regarding timeshares.

        The following table sets forth certain data regarding notes receivable additions and servicing through sales of timeshare interests and land:

                                                                          FOR THE YEARS ENDED AUGUST 31,
                                                                          ------------------------------
                                                                              1999              1998
                                                                          ------------      ------------
Principal balance of notes receivable additions                           $ 64,112,000      $ 57,789,000
                                                                          ------------      ------------
Number of notes receivable additions, net of upgrades and downgrades             6,448             5,076
                                                                          ------------      ------------
Notes receivable serviced at end of period                                $132,240,000      $117,150,000
                                                                          ============      ============

        Land sales as of August 31, 1999 exclude $15.4 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received or the respective recission periods have not yet expired. If ultimately recognized, revenues from these sales would be reduced by a related provision for cancellations of $2.1 million, estimated deferred selling costs of $4.3 million and cost of sales of $2.2 million.

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

RESULTS OF OPERATIONS

Year Ended August 31, 1999 Compared to Year Ended August 31, 1998

        Total revenues for the Company increased 8.6% or $5.9 million to $74.5 million during fiscal 1999 from $68.6 million during fiscal 1998 primarily due to a net increase of $5.7 million in timeshare and land sales to $57.2 million in fiscal 1999 from $51.5 million in fiscal 1998 (net timeshare sales increased by $3.5 million and net land sales increased by $2.2 million), an increase in interest income to $9.3 million in fiscal 1999 from $7.2 million in fiscal 1998, partially offset by an aggregate decrease of $2.1 million in financial income.

        Gross sales of timeshare interests increased to $45.8 million in fiscal 1999 from $41.4 million in fiscal 1998, an increase of 10.6%. Net sales of timeshare interests increased to $41.2 million from $37.7 million, an increase of 9.4%. The provision for cancellations represented 10.0% and 9.0%, respectively, of gross sales of timeshare interests for the years ended August 31, 1999 and 1998. The percentage increase in the provision for cancellations for timeshare interests was primarily due to a larger downward adjustment recorded during the prior fiscal year based on a review of the reserve adequacy at that time. The number of cancellations during fiscal 1999 was 875 compared to 781 during fiscal 1998. The number of exchanges, generally for timeshares, which are primarily made for upgrades, during fiscal 1999 was 2,757 compared to 4,019 during fiscal 1998.

        Gross sales of land increased to $17.0 million in fiscal 1999 from $14.9 million in fiscal 1998, an increase of 14.3%. Net sales of land increased to $16.0 million in fiscal 1999 from $13.8 million in fiscal 1998 an increase of 15.7%. The provision for cancellations decreased to 6.2% for the year ended August 31, 1999 from 7.3% of gross sales of land for the year ended August 31, 1998, primarily due to a decrease in cancellation experience during fiscal 1999.

        Gain on sale of investments of $513,000 was recorded during the fiscal 1999 as the Company sold a vacant parcel of land in Pahrump, Nevada containing approximately 40 acres.

        Interest income increased to $9.3 million in fiscal 1999 from $7.2 million in fiscal 1998, an increase of 30.0% primarily due to increased average notes receivable balances for the current period.

        Financial income decreased to $1.2 million in fiscal 1999 from $3.3 million in fiscal 1998, a decrease of 64.2%. The decrease was primarily a result of the termination by agreement of loan servicing for a company previously affiliated with Mego Financial and a decrease in loans serviced for others.

        Total costs and expenses for the Company increased to $74.3 million for fiscal 1999 from $73.8 million for fiscal 1998, an increase of .6%. The increase resulted primarily from an increase in direct costs of land sales to $2.7 million from $1.8 million, an increase of 53.1%, an increase in direct costs of timeshare interest sales to $8.5 million from $7.4 million, an increase of 15.6%, an increase in marketing and sales to $35.3 million from $34.1 million, an increase of 3.3%, an increase in interest expense to $9.3 million from $7.9 million, an increase of 18.1%, partially offset by a decrease of $3.4 million, or 19.2%, in general and administrative expenses. The increase in direct costs of land is attributable to increased land sales, including higher cost lots sold during fiscal 1999 compared to fiscal 1998. The increase in direct costs of timeshare sales is directly attributable to higher net timeshare sales in 1999 and to the higher costs to develop new timeshare inventory. The increase in marketing and sales expenses is due primarily to the higher gross sales; however, as noted below, the increase in dollars was accompanied by a related lower percentage of marketing and sales expenses. The increase in interest expense is due to the increase in the average outstanding balance of notes and contracts payable. The decrease in general and administrative expenses is due primarily to the reduction in salaries and benefits.

        As a percentage of gross sales of timeshare interests and land, marketing and sales expenses related thereto decreased to 56.1% in fiscal 1999 from 60.6% in fiscal 1998, and cost of sales increased to 17.9% in fiscal 1999 from 16.2% in fiscal 1998. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, the Company generally realizes lower profit margins from sales of timeshare interests than from sales of land. Subsequent to the first quarter of fiscal 1999, the Company restructured its marketing and sales programs, which restructuring included the closing of unprofitable sales locations, the elimination of certain marketing programs and the layoff of related personnel.

        Interest expense was $9.3 million in fiscal 1999 and $7.9 million in fiscal 1998. The increase is a result of a higher average outstanding balance of notes and contracts payable during fiscal 1999 compared to fiscal 1998 and is related to the fact that there were no sale of receivables during the current fiscal year.

        Pretax income of $220,000 was recorded in fiscal 1999 compared to a pretax loss of $5.2 million in fiscal 1998. The improvement in fiscal 1999 resulted from the $5.9 million increase in revenues partially offset by the $500,000 increase in expenses.

        The income tax benefit for fiscal 1999 was $830,000 compared to the larger income tax benefit of $2.0 million for fiscal 1998. The benefit for both fiscal 1999 and 1998 was primarily due to the application of net operating loss
(NOL) carryforwards and changes in certain income tax liability reserves. The income tax liability reserves are a result of facts and circumstances determined in an ongoing review and analysis of the Company's federal income tax liability. See Notes 4 and 15 of Notes to Consolidated Financial Statements.

        Net income applicable to common stock amounted to $1.1 million during fiscal 1999 compared to a loss of $3.2 million during fiscal 1998, primarily due to the foregoing.

Year Ended August 31, 1998 Compared to Year Ended August 31, 1997

        Total revenues for the Company increased 1.6% or $1.1 million to $68.5 million during fiscal 1998 from $67.4 million during fiscal 1997 primarily due to a net increase of $2.6 million in timeshare and land sales to $51.5 million in fiscal 1998 from $48.9 million in fiscal 1997 (net timeshare sales increased by $5.4 million and net land sales decreased by $2.8 million), an increase in financial income to $3.3 million in fiscal 1998 from $2.9 million in fiscal 1997, partially offset by an aggregate decrease of $1.9 million in gain on sale of notes receivable, incidental operations and other income.

        Gross sales of timeshare interests increased to $41.4 million in fiscal 1998 from $39.9 million in fiscal 1997, an increase of 4.0%. Net sales of timeshare interests increased to $37.7 million from $32.3 million, an increase of 16.9%. The provision for cancellations represented 9.0% and 19.1% of gross sales of timeshare interests for the years ended August 31, 1998 and 1997, respectively. The decrease in the provision for cancellations was primarily due to lower cancellation experience during fiscal 1998. The number of cancellations during fiscal 1998 was 781 compared to 1,496 during fiscal 1997 which reduction was due, in part, to a change in the collection procedures as previously discussed herein. The number of exchanges, generally for timeshares, which are primarily made for upgrades, was 4,019 during fiscal 1998 compared to 3,749 during fiscal 1997.

        Gross sales of land decreased to $14.9 million in fiscal 1998 from $19.2 million in fiscal 1997, a decrease of 22.6%. Net sales of land decreased to $13.8 million in fiscal 1998 from $16.6 million in fiscal 1997, a decrease of 16.9%. The provision for cancellations decreased to 7.3% for the year ended August 31, 1998 from 13.6% of gross sales of land for the year ended August 31, 1997, primarily due to a decrease in cancellation experience during fiscal 1998. The 1998 decrease in gross land sales was the result of the Company's emphasis shift from sales of land to sales of timeshare interests due both to its diminishing inventory of land available for sale and its increasing inventory of timeshare interests from the opening of new timeshare resorts. The shift from land sales to timeshare sales was due primarily to the reduction of the Company's land inventory in Nevada which had not been fully replenished with additional land due generally to the unavailability of suitable land at acceptable prices.

        Gain on sale of receivables decreased to $.7 million for fiscal 1998 from $2.0 million for fiscal 1997, as more loans were kept in the Company's own portfolio. The Company periodically sells receivables to reduce the outstanding balances under its lines of credit.

        Interest income was $7.0 million in fiscal 1998, relatively unchanged from $7.1 million in fiscal 1997.

        Financial income increased to $3.3 million in fiscal 1998 from $2.9 million in fiscal 1997, an increase of 13.1%. The increase is a result of the increased number of loans serviced by PEC during fiscal 1998, generating increased servicing fees. Included in the above is $2.0 million and $1.8 million for fiscal years 1998 and 1997, respectively, for servicing of MMC's receivables.

        As a result of the foregoing, total revenues for the Company increased to $68.6 million during fiscal 1998 from $67.5 million during fiscal 1997.

        Total costs and expenses increased to $73.8 million for fiscal 1998 from $72.2 million for fiscal 1997, an increase of 2.3%. The increase resulted primarily from an increase in general and administrative expenses to $17.7 million from $17.2 million, an increase of 3.3%, an increase in direct costs of timeshare interest sales to $7.4 million from $5.9 million, an increase of 24.5%, and an increase in depreciation to $2.2 million from $2.0 million, an increase of 14.3%. The increase in general and administrative expenses is primarily due to general increases in payroll and commissions paid to the collections and verifications department functions. The increase in direct costs of timeshare sales is directly attributable to higher net timeshare sales in 1998 and to the higher costs to develop new timeshare inventory. Depreciation expense increased to $2.2 million in fiscal 1998 from $2 million in fiscal 1997, an increase of 14.3%. The increase is a result of the additions made to property and equipment during fiscal 1998, and a full year of depreciation from fiscal 1997 additions, to support continued growth. Property and equipment, net of accumulated depreciation, was $24.0 million at August 31, 1998 compared to $24.2 million at August 31, 1997.

        As a percentage of gross sales of timeshare interests and land, marketing and sales expenses relating thereto increased to 60.6% in fiscal 1998 from 57.7% in fiscal 1997, and cost of sales increased to 16.2% in fiscal 1998 from 12.7% in fiscal 1997. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, the Company generally realizes lower profit margins from sales of timeshare interests than from sales of land.

        Interest expense was $7.9 million in fiscal 1998 and $8.5 million in fiscal 1997. The decrease is a result of a lower average outstanding balance of notes and contracts payable during fiscal 1998 compared to fiscal 1997.

        Income from continuing operations decreased $11.2 million to a loss of $3.2 million in fiscal 1998 from income of $8.0 million in fiscal 1997, due principally to the recording of a $2.0 million tax benefit in fiscal 1998 compared to the much larger $12.7 million income tax benefit in fiscal 1997.

        Income from discontinued operations, net of taxes and minority interest, was $11.3 million in fiscal 1997 due to the inclusion of MMC. Income from discontinued operations represents net income from MMC of $14.8 million reduced by minority interest of $2.4 million and $1.1 million in general and administrative expenses related to the discontinued operations. See "Item 7.
MD&A--Discontinued Operations of MMC" and Note 3 of Notes to Consolidated Financial Statements.

        The income tax benefit for fiscal 1998 was $2.0 million compared to the much larger income tax benefit of $12.7 million for fiscal 1997. The benefit for both fiscal 1998 and 1997 was primarily due to the application of net operating loss (NOL) carryforwards and changes in certain income tax liability reserves. The income tax liability reserves are a result of facts and circumstances determined in an ongoing review and analysis of the Company's federal income tax liability. See Notes 4 and 15 of Notes to Consolidated Financial Statements.

        Net loss applicable to common stock amounted to $3.2 million during fiscal 1998 compared to income of $19.3 million during fiscal 1997, primarily due to the foregoing.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents for the Company was $1.8 million as of August 31, 1999 and 1998. The Company's principal cash requirements relate to PEC's acquisition of timeshare properties and land and the payment of marketing and sales expenses in connection with timeshare and land sales and Mego Financial's payment of principal and interest on subordinated debt. PEC requires continued access to sources of debt financing and sales in the secondary market for receivables.

        The Company experienced certain cash flow pressures in the first quarter of fiscal 1999 and, in the second quarter of fiscal 1999, took the following steps to alleviate this situation. In addition to the short-term funding from FINOVA discussed below, the Company reduced its work force by 180 employees, resulting in an estimated savings of $4.85 million of salaries and related benefits on an annualized basis. In addition, activities in certain unprofitable sales office locations were curtailed. PEC continues to actively pursue the sale of certain non-core properties. PEC has been profitable since the month of February 1999 and has available substantial open credit lines as discussed below. These actions have improved the Company's cash flow and results of operations; however, there can be no assurance that these efforts will continue to be successful in sustaining the improvement in the Company's cash flow and results of operations.

        In December 1998, Finova Capital Corporation (FINOVA), PEC and Mego Financial entered into a Forbearance Agreement dated as of December 24, 1998. Under the agreement, FINOVA agreed to make a loan in the amount of $5,662,000 to PEC with an original maturity date of June 30, 1999 which has been extended to December 31, 2000. Mego Financial agreed to guarantee the loan and issued warrants in tranches to FINOVA to purchase a total of 83,333 shares of common stock of Mego Financial at an exercise price of $6.00 per share, exercisable within a five-year period commencing January 1, 1999.

        The following table sets forth information regarding the advances from FINOVA to PEC under the Forbearance Agreement for the year ended August 31, 1999:

                                                    MAXIMUM NUMBER OF
                                                SHARES OF MEGO FINANCIAL
                                                   CORP. COMMON STOCK
                                    FINOVA       AVAILABLE FOR PURCHASE
     DATE OF ADVANCE              LOAN AMOUNT   UNDER WARRANTS GRANTED(a)
-----------------------------     -----------  --------------------------
December 24, 1998                  $3,000,000            25,000
May 7, 1999                         1,000,000            21,913
June 9, 1999                        1,000,000            21,913
July 30, 1999                         662,000            14,507
                                   ----------            ------
Balances as of August 31,1999      $5,662,000            83,333
                                   ==========            ======

(a) Adjusted for one for six reverse stock split, effective September 9, 1999.

        PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payment of taxes to Mego Financial, payments of principal and interest on debt obligations, and payments of marketing and sales expenses in connection with sales of timeshare interests and land. Marketing and sales expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through advances, under PEC's lines of credit in the aggregate amount of $135.3 million, sales of receivables and cash flows from operations. At August 31, 1999, no commitments existed for material capital expenditures.

        At August 31, 1999, PEC had arrangements with 5 institutional lenders under 6 agreements for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for 6 lines of credit of up to an aggregate of $135.3 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At August 31, 1999, an aggregate of $101.6 million was outstanding under such lines of credit, and $33.7 million was available for borrowing. At August 31, 1998, $77.4 million had been borrowed under these lines. Under the terms of these lines of credit, PEC may borrow 70% to 90% of the balances of the pledged timeshare and land receivables. Summarized lines of credit information and accompanying notes relating to these six lines of credit outstanding at August 31, 1999, consist of the following (thousands of dollars):

    BORROWING            MAXIMUM
    AMOUNT AT           BORROWING              REVOLVING
 AUGUST 31, 1999          AMOUNT           EXPIRATION DATE (a)          MATURITY DATE           INTEREST RATE
-------------------  -----------------  -------------------------    ------------------   ------------------------
  $   65,682         $   75,000         (b) May 15, 2000             Various              Prime    +   2.0 - 2.25%
       4,278             15,000         (c) May 31, 2000             Various              Prime    +   2.0%
      14,734             17,000         (d) June 30, 2001            Various              LIBOR    +   4.0 - 4.25%
       6,914             13,000         (d) December 31, 1999 *      December 31, 2000    LIBOR    +   4.0 - 4.25%
       3,834              3,834         (e)                          July 31, 2000        Prime    +   2.0 - 2.25%
       6,129             11,500         (f) June 30, 2000            Various              Prime    +   2.0 - 3.00%
------------
  $  101,571

--------------------------------------------------------------------------------

* The lender has agreed to continue the revolver during negotiations for renewal - see Note (a).

(a) Revolving expiration dates represent the expiration of the revolving features of the lines of credit, at which time the credit lines become loans with fixed maturities. As is customary, the Company is negotiating for extension of the revolving period expiring in fiscal year 2000.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $20.0 million with such amount increasing each fiscal quarter after August 31, 1997 by an amount equal to 50% of PEC's consolidated net income for each quarter up to a maximum requirement of $25 million. New restrictions, commencing with the fiscal quarter ended November 30, 1998, include: PEC's requirements to maintain costs and expenses for marketing and sales and general and administrative expenses relating to net processed sales for each fiscal quarter; and PEC's requirement to maintain a minimum net processed sales requirement for each fiscal quarter. In addition, commencing with the fiscal quarter ended August 31, 1999, these restrictions also include PEC's requirement not to exceed a ratio of 4:1 of consolidated total liabilities to consolidated tangible net worth. At August 31, 1999, $44.7 million of loans secured by receivables were outstanding related to financings at prime plus 2%, of which $31.5 million of loans secured by land receivables mature May 15, 2010 and $13.2 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes $6.4 million in acquisition and development (A&D) financing maturing July 1, 2003 for the corporate office buildings, which is an amortizing loan, and real estate loan with an outstanding balance of $1.2 million maturing March 20, 2000, all bearing interest at prime plus 2.25%. The remaining A&D loans, receivables loans, and a resort lobby loan outstanding of $13.4 million are at prime plus 2% and mature at various dates through February 28, 2001.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25.0 million during the life of the loan. These credit lines include available financing for A&D and receivables. At August 31, 1999, $.8 million was outstanding under the A&D loan which matures on June 30, 2004, and $3.4 million maturing May 31, 2004 was outstanding under the receivables loan.

(d) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17.0 million during the life of the loan. These credit lines include available financings for A&D and receivables. At August 31, 1999, $1.1 million was outstanding under the A&D loans which have maturity dates of December 31, 2000 and June 30, 2001, and bear interest at the 90-day London Interbank Offering Rate (LIBOR) plus 4.25%. The available receivable financings, of which $13.6 million was outstanding at August 31, 1999, are all at 90-day LIBOR plus 4% and have maturity dates of June 5, 2005 and August 5, 2005.

(e) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million. The revolving receivable line was paid in full in September 1999. The A&D loan is due in full by February 1, 2000. This credit line is for the purpose of financing receivables and costs of remodeling.

(f) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $15 million. This credit line is for the purpose of financing receivables, of which $2.1 million was outstanding at August 31, 1999 in respect to the receivables' debt, and a real estate loan of $4.0 million with a maturity date of August 31, 2000. The maturity date for the receivable debt is May 31, 2004.

        A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):

                                                    FOR THE YEARS ENDED AUGUST 31,
                                                 ------------------------------------
                                                   1999          1998          1997
                                                 --------      --------      --------
Marketing and sales expenses attributable to
  recognized and unrecognized sales              $ 35,856      $ 34,733      $ 34,388
Less:  Down payments                              (12,452)      (12,934)      (13,966)
                                                 --------      --------      --------
Cash shortfall                                   $ 23,404      $ 21,799      $ 20,422
                                                 ========      ========      ========

        During the fiscal year ended August 31, 1998, PEC sold notes receivable of $9.4 million from which $8.0 million of the sales proceeds were used to pay down debt during the fiscal year ended August 31, 1998. The receivables, which have interest rates ranging from 13.0% - 14.3% depending on the transaction were sold to yield returns of 9.75% to the purchasers, with any excess interest received from the obligors being payable to PEC.

        PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables generally at the option of the purchaser. At August 31, 1999, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $53.5 million. The repurchase provisions provide for substitution of receivables as recourse for $19.8 million of sold notes receivable and cash payments for repurchase relating to $33.7 million of sold notes receivable. At August 31, 1999 and 1998, the undiscounted amounts of the recourse obligations on such sold notes receivable were $5.5 million and $7.8 million, respectively. PEC continually reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

        Recourse to PEC on sales of notes receivable is governed by the agreements between the purchasers and PEC. The reserve for notes receivable sold with recourse is established at the time of each sale based upon PEC's analysis and represents PEC's estimate of its probable future credit losses to be incurred over the lives of the notes receivable. Proceeds from the sale of notes receivable sold with recourse were $0 and $9.4 million for the years ended August 31, 1999 and 1998, respectively.

        To improve its financial position, the Company is pursuing the sale of certain of its non-core commercial real estate assets located in Pahrump, NV. The Company currently has 16 parcels for sale, ranging in size from 3.8 acres to
58.2 acres. The Company has held numerous discussions with parties interested in acquiring certain of the large parcels, as well as discussions concerning the golf courses and CNUC.

        At January 31, 1995, when accrual of payments to assignors ceased, $13.3 million was payable to the Assignors. On March 2, 1995, the Assignors agreed to defer payment of $10 million of the amounts due to them pursuant to an amendment to the Assignment and Assumption Agreement providing for the subordination of such amounts to payment of debt for money borrowed by the Company or obligations of the Company's subsidiaries guaranteed by the Company (Subordinated Debt). Warrants (Warrants) to purchase 166,666 shares of common stock, at an exercise price of $25.50 per share (the closing market price per share on March 2, 1995), were granted to the Assignors in consideration of the payment deferral and subordination. The balance of $3.3 million was paid to the assignors as follows:
$809,000 including interest of $59,000 in June 1995, and the balance of $2.6 million including interest of $45,000 in January 1997. The Warrants were exercised in August 1997 in a non-cash transaction, whereby the Subordinated Debt was reduced by $4.25 million. Interest on the Subordinated Debt was to be paid semiannually at the rate of 10% per year starting September 1, 1995, and the Subordinated Debt was to be repaid in semiannual principal payments commencing March 1, 1997. On March 1, 1997, the Assignors received the first semiannual principal payment of $1.4 million plus interest related to the repayment of the Subordinated Debt. In connection with exercise of the Warrants, payments aggregating $4.25 million were deemed paid and the semiannual payments were scheduled to resume in March 1999, with a partial payment made in September 1998. In accordance with the Seventh Amendment to Assignment and Assumption Agreement, the scheduled March 1, 1999 and September 1, 1999 principal payments aggregating $2.9 million were deferred until February 1, 2000. Interest of $430,000 on Subordinated Debt was paid during fiscal 1999. The Subordinated Debt is collateralized by a pledge of PEC's outstanding stock. See "Item 13. Certain Relationships and Related Transactions" and Note 14 of Notes to Consolidated Financial Statements.

        During fiscal years 1999 and 1998, the Company used cash of $20.9 million and $20.8 million in operating activities, respectively. During fiscal years 1999 and 1998, the Company used cash of $1.8 million and $4.2 million in investing activities, respectively, as a result of a decline in purchases of property and equipment and a decline in additions to other investments. During fiscal years 1999 and 1998, the Company provided cash of $22.7 million and $16.4 million in financing activities, respectively, as a result of increased borrowings and increased paydowns applied to such borrowings.

        Capital expenditures during fiscal years 1999 and 1998 were $3.7 million and $15.6 million, respectively, for the acquisition of timeshare and land inventory and $1.6 million and $2.3 million, respectively, for the purchase of property and equipment. The Company made additional capital expenditures in 1998 for renovation of future timeshare inventory, refurbishment of present timeshare inventory and the acquisition of replacement equipment. No commitments existed at August 31, 1999 for material capital expenditures. The Company believes that its capital requirements will be met from cash balances, internally generated cash, existing lines of credit, sales of receivables, and the modification, replacement or addition to its lines of credit and new financings.

        The components of the Company's debt, including lines of credit consist of the following (thousands of dollars):

                                                                AUGUST 31,
                                                          ------------------------
                                                            1999            1998
                                                          --------        --------
Notes collateralized by receivables                       $ 67,457        $ 42,793
Mortgages collateralized by real estate properties          35,846          37,393
Installment contracts and other notes payable                1,252           1,800
                                                          --------        --------
        Total                                             $104,555        $ 81,986
                                                          ========        ========

FINANCIAL CONDITION

        The Company provides allowance for cancellations in amounts which, in the Company's judgment, will be adequate to absorb losses on notes receivable that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, and current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for the fiscal years ended August 31, 1999, 1998 and 1997, consisted of the following (thousands of dollars):

                                                       FOR THE YEARS ENDED AUGUST 31,
                                               ------------------------------------------
                                                 1999             1998             1997
                                               --------         --------         --------
Balance at beginning of year                   $ 18,488         $ 19,527         $ 19,924
  Provision for cancellations                     5,626            4,827           10,219
  Amounts charged to allowance for
    cancellations and reserve for notes
    receivable sold with recourse                (5,965)          (5,866)         (10,616)
                                               --------         --------         --------
Balance at end of year                         $ 18,149         $ 18,488         $ 19,527
                                               ========         ========         ========

        The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):

                                                                       AUGUST 31,
                                                        -------------------------------------
                                                         1999           1998           1997
                                                        -------        -------        -------
Allowance for cancellations, excluding discounts        $13,987        $11,868        $10,824
                                                                                      -------
Reserve for notes receivable sold with recourse           4,162          6,620          8,703
                                                        -------        -------        -------
   Total                                                $18,149        $18,488        $19,527
                                                        =======        =======        =======

        Timeshare and land sales, net, increased to $57.2 million at August 31, 1999 from $51.5 million at August 31, 1998. Timeshare and land sales, net, are set forth in the following table (thousands of dollars):

                                             FOR THE YEARS ENDED AUGUST 31,
                                             ------------------------------
                                                  1999            1998         $ CHANGE        % CHANGE
                                                -------         -------        --------        --------
Timeshare sales, net                            $41,262         $37,713         $ 3,549          9.4%
Land sales, net                                  15,979          13,812           2,167         15.7%
                                                -------         -------         -------         ----
    Total timeshare and land sales, net         $57,241         $51,525         $ 5,716         11.1%
                                                =======         =======         =======         ====



August 31, 1999 Compared to August 31, 1998

        Cash and cash equivalents was $1.8 million at August 31, 1999 and 1998.

        Notes receivable, net, increased 45.0% to $69.3 million at August 31, 1999 from $47.8 million at August 31, 1998 as a result of net new receivables added, and no sales of receivables, during fiscal 1999.

        Interest only receivables decreased 23.8% to $2.6 million at August 31, 1999 from $3.4 million at August 31, 1998. See Note 4 of Notes to Consolidated Financial Statements.

        Land and improvements inventory and timeshare interests held for sale decreased 17.3% to $36.2 million at August 31, 1999 from $43.8 million at August 31, 1998.

        Notes and contracts payable increased 27.5% to $104.6 million at August 31, 1999 from $82.0 million at August 31, 1998. There were increased borrowings and no receivable sales, the proceeds of which are usually used to pay down debt, during the fiscal year ended August 31, 1999.

        Reserve for notes receivable sold with recourse decreased 37.1% to $4.2 million at August 31, 1999 from $6.7 million at August 31, 1998 due to the reduced balance of the sold notes receivable. Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and PEC.

        Accrued income taxes decreased 21.6% to $3.5 million at August 31, 1999 from $4.5 million, due primarily to the fiscal 1999 tax benefit. The change in certain income tax liability reserves was a result of utilization of net operating losses and an ongoing review of the facts and circumstances.

        Stockholders' equity increased to $21.8 million at August 31, 1999 from $20.7 million at August 31, 1998 as a result of net income of $1.1 million during fiscal 1999.

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

        Timeshare and land sales, net, increased to $51.5 million at August 31, 1998 from $48.9 million at August 31, 1997. Timeshare and land sales, net, are set forth in the following table (thousands of dollars):

                                                 FOR THE YEARS
                                                ENDED AUGUST 31,
                                            -------------------------
                                              1998            1997          $ CHANGE      % CHANGE
                                            ---------       ---------       ---------     -----------
Timeshare sales, net                         $37,713         $32,253         $ 5,460          16.9%
Land sales, net                               13,812          16,626          (2,814)         (16.9)%
                                             -------         -------         -------          ----
 Total timeshare and land sales, net         $51,525         $48,879         $ 2,646           5.4%
                                             =======         =======         =======          ====


        The implementation of SFAS No. 125 required the reclassification of excess servicing rights as interest only receivables which are carried at fair market value. Interest only receivables increased 2.2% to $3.4 million at August 31, 1998 from $3.3 million at August 31, 1997. See Note 4 of Notes to Consolidated Financial Statements.

        Land and improvements inventory and timeshare interest held for sale increased 17.3% to $43.8 million at August 31, 1998 from $37.3 million at August 31, 1997 primarily as a result of the acquisition of Hartsel Ranch property and the development of timeshare property.

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

        Accrued income taxes decreased 28.3% to $4.5 million at August 31, 1998 from $6.2 million at August 31, 1997 primarily due to application of NOL carryforwards and changes in certain income tax liability reserves. The changes in fiscal 1997 income tax liability reserves are a result of facts and circumstances determined in an analysis of the Company's federal income tax liability. See Note 16 of Notes to Consolidated Financial Statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the FASB issued SFAS No. 131, "Disclosures and Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 established standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS No. 131 is effective for the 1999 fiscal year. In accordance with SFAS No. 131, the Company considers its business to consist of one reportable operating segment. The Company does not allocate revenues and expenses, or assets and liabilities, in a segmented format for internal use or decision-making processes.

        In June 1998, the FASB issued SFAS No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes standards for accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. However, since the Company does not use such financial instruments, SFAS 133 will not have an impact on the Company's financial statements.

YEAR 2000 COMPLIANCE

        The Company believes it is now Year 2000 compliant. There are no anticipated future material expenditures regarding Year 2000 compliance. The Company continues to test its software programs by advancing the dates past January 2000 and no problems have been noted. The Company has not received final assurances from all of its significant third party vendors, lenders and other parties that they are, or will be, Year 2000 compliant by December 31, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's various business activities generate liquidity, market and credit risk:

- liquidity risk is the possibility of being unable to meet all present and future financial obligations in a timely manner.

- market risk is the possibility that changes in future market rates or prices will make the Company's positions less valuable.

- credit risk is the possible loss from a customer's failure to perform according to the terms of the transaction.

        The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. Such information includes fair values of the market risk sensitive instruments and contract terms sufficient to determine future cash flows from those instruments, categorized by expected maturity dates:

                                                             EXPECTED MATURITY DATE
                                  -------------------------------------------------------------------------
                                                                                                    THERE-                   FAIR
AUGUST 31,                           2000        2001         2002         2003        2004         AFTER        TOTAL       VALUE
-------------------------------   ---------    ---------    ---------    ---------   ---------     --------    ---------   ---------
ASSETS:
Interest only receivables(a)
   Fixed rate                      $    245    $    277     $    314     $    355    $    403      $   972      $  2,566    $  2,566
     Average interest rate            12.50%      12.23%       13.14%       13.33%      12.80%       13.04%

LIABILITIES:
Notes and contracts payable(b)
   Fixed rate                      $    730    $    357     $    107     $     46    $     11      $    --      $  1,251    $  1,251
     Average interest rates           10.39%      10.41%       11.80%       14.21%      13.98%          --%
   Variable rate                   $  7,282    $ 20,776     $    443     $  1,236    $  6,679      $66,888      $103,304    $103,304
     Average interest rates           10.80%      10.16%        8.83%       10.25%      10.31%        9.88%
Subordinated debt(c)
   Fixed rate                      $  4,478    $     --     $     --     $     --    $     --      $    --      $  4,478    $  4,478
     Average interest rates           10.00%         --%          --%          --%         --%          --%

------------------

(a) The fair value was estimated by discounting future cash flows of the instruments using discount rates, default, loss and prepayment assumptions based upon available market data, opinions from financial advisors and portfolio experience.

(b) Notes payable generally are adjustable rate, indexed to the prime rate, or to the 90-day London Interbank Offering Rate (LIBOR); therefore, carrying value approximates fair value.

(c)     Carrying value is approximately the same as fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of the Company and its subsidiaries are included herewith:

                                                                                                       PAGE
                                                                                                       ----
   Independent Auditors' Report                                                                         F-2

   Consolidated Balance Sheets at August 31, 1999 and 1998                                              F-3

   Consolidated Income Statements  - Years Ended August 31, 1999, 1998 and 1997                      F-4 - F-5

   Consolidated Statements of Stockholders' Equity - Years Ended August 31, 1999, 1998 and 1997         F-6

   Consolidated Statements of Cash Flows - Years Ended August 31, 1999, 1998 and 1997                F-7 - F-8

   Notes to Consolidated Financial Statements - Years Ended August 31, 1999, 1998 and 1997           F-9 - F-36

        All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information with respect to the directors and executive officers of the Company.

                                             POSITION (OF COMPANY UNLESS
       NAME                     AGE               OTHERWISE NOTED)
       ----                     ---          ---------------------------
Robert Nederlander              66      Chairman of the Board, Chief Executive
                                          Officer and Director
Jerome J. Cohen                 71      President and Director
                                          Chairman of the Board, Chief Executive
                                          Officer and President of PEC
Herbert B. Hirsch               63      Senior Vice President, Chief Financial
                                          Officer, Treasurer and Director
Eugene I. Schuster              62      Vice President and Director
Wilbur L. Ross, Jr.             61      Director
John E. McConnaughy, Jr.        70      Director
Jon A. Joseph                   52      Senior Vice President, General Counsel
                                          and Secretary
Charles G. Baltuskonis          49      Vice President and Chief Accounting
                                          Officer

        Robert Nederlander has been the Chairman of the Board and Chief Executive Officer of the Company since January 1988, when affiliates of the Assignors, including Mr. Cohen, acquired approximately 43% of the outstanding common stock of the Company (Share Acquisition). See "Item 13. Certain Relationships and Related Transactions." Mr. Nederlander is the Chairman of the Executive Committee and a member of the Audit Committee. Since July 1995, Mr. Nederlander served on the Board of Directors of Cendant Corporation, formerly Hospitality Franchise Systems, Inc. (HFS). In April 1995, prior to Mr. Nederlander becoming a Board member of HFS, the Company entered into an agreement with Ramada, a subsidiary of Cendant Corporation, pursuant to which the Company is licensed to use the Ramada name in its timeshare operations. Mr. Nederlander has been Chairman of the Board of Riddell Sports Inc. since April 1988 and was Riddell Sports Inc.'s Chief Executive Officer from April 1988 through March 1993. From February 1992 until June 1992, Mr. Nederlander was also Riddell Sports Inc.'s interim President and Chief Operating Officer. Since November 1981, Mr. Nederlander has been President and/or a director of the Nederlander Organization, Inc., owner and operator of one the world's largest chains of legitimate theaters. Since December 1998, Mr. Nederlander is co-managing member of the Nederlander Co. LLC, operator of legitimate theaters in various cities outside New York. Mr. Nederlander served as the Managing General Partner of the New York Yankees from August 1990 until December 1991, and has been a limited partner since 1973. Since October 1985, Mr. Nederlander has been President of Nederlander Television and Film Productions, Inc.; and Chairman of the Board of Allis-Chalmers Corp. from May 1989 to 1993, and from 1993 to 1996 as Vice Chairman. Mr. Nederlander remains a director of Allis-Chalmers Corp. Mr. Nederlander was a director of MMC from September 1996 until June 1998. In October 1996, Mr. Nederlander became a director of News Communications Inc., a publisher of community oriented free circulation newspapers. Mr. Nederlander does not currently serve on a full time basis in his capacities with the Company.

        Jerome J. Cohen has been the President and a Director of the Company since the Share Acquisition. Mr. Cohen serves as a member of the Executive Committee and is Chairman of the Board, Chief Executive Officer and President of PEC. Mr. Cohen served as Chairman of the Board of MMC from April 1995 to June 1998, as Chief Executive Officer from June 1992 to September 1997 and as President from June 1992 to March 1995. From April 1992 to June 1997, Mr. Cohen was a director of Atlantic Gulf Communities Inc., formerly known as General Development Corporation, a publicly held company engaged in land development, land sales and utility operations in Florida and Tennessee.

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

        Charles G. Baltuskonis has been a Vice President and Chief Accounting Officer of the Company since April 1997. He is a certified public accountant and served as Senior Vice President and Controller of Chase Federal Bank from May 1995 to March 1997. Prior to that date, he was Chief Financial Officer of F&C Bancshares and First Coastal Bank, a Senior Vice President - Finance of Bank of New England, and was a Senior Manager with the public accounting firm of Ernst & Young.

        Don A. Mayerson held the offices of Executive Vice President, General Counsel and Secretary from January 1988 to December 1998. Mr. Mayerson retired on December 31, 1998 and continues to serve the Company as a consultant.

The following are other key employees of the Company:

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

        S. Duke Campbell serves as the Senior Vice President, Marketing and Sales of PEC and prior to his most recent appointment in May 1998 had been a Vice President of PEC since July 1996. From 1995 to 1996, Mr. Campbell served as a Principal at D.I.A.L. Pro Northwest, Inc., a value added reseller for several customer management systems in the Northwest. Mr. Campbell served as Vice President of Marketing and sales for Hostar International, Inc., a manufacturer of innovative material management systems for hospitals, from 1991 to 1994. From 1989 to 1990, Mr. Campbell was the Senior Principal of Gulf American Financial Services, Inc., a financial services company that specializes in receivables management. Prior to 1990, Mr. Campbell served in various positions at Thousand Trails, Inc., a Texas company that owns and operates member campground resorts.

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

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners have been satisfied, except that a Form 5 filed by each of Robert Nederlander, Jerome J. Cohen, Herbert B. Hirsch, Eugene I. Schuster, John E. McConnaughy and Wilbur L. Ross, Jr. to report the receipt of options to purchase 2,083, 2083, 833, 833, 833 and 833 shares, respectively, of common stock under the Company's Stock Option Plan was not timely filed.

ADDITIONAL INFORMATION CONCERNING OFFICERS AND DIRECTORS

        The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The Company reimburses all directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as directors. Members of the Board of Directors of the Company who are not employees of the Company received an annual fee of $40,000 in fiscal 1998 and were scheduled to receive an annual fee of $30,000 for fiscal 1999. Payments of director fees were suspended in December 1998. Directors are reimbursed for their expenses incurred in attending meetings of the Board of Directors and its committees.

        Effective as of September 23, 1998, the Company entered into indemnification agreements with each of its directors and a former officer, which superseded indemnification agreements entered into by the Company and such persons in April 1998. The new indemnification agreements provide certain protections now afforded by the Company's Articles of Incorporation and By-laws so that they cannot be changed without the consent of such directors and officer. In addition, such agreements clarify the procedures for obtaining indemnification from the Company and require the Company to maintain directors and officers insurance.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth information concerning the annual and long-term compensation earned by the Company's chief executive officer and each of the four other most highly compensated executive officers (Named Executive Officers), and the Chief Operating Officer of PEC, whose annual salary and bonus during the fiscal years presented exceeded $100,000.

                                                                                        LONG-TERM COMPENSATION AWARDS
                                              ANNUAL COMPENSATION              -----------------------------------------------
                                      -------------------------------------                     NUMBER OF
    NAME AND PRINCIPAL                FISCAL                                   OTHER ANNUAL      OPTIONS         ALL OTHER
         POSITION                      YEAR        SALARY          BONUS       COMPENSATION     GRANTED(b)     COMPENSATION(c)
  ---------------------               ------       -------         -----       ------------     ----------     ---------------
Robert Nederlander                     1997       $150,000       $  2,885       $  4,378           --             $  2,010
  Chairman of the Board                1998        200,000           --            6,373          2,083              1,039
  and Chief Executive                  1999         65,424(d)        --            5,901            833               --
  Officer, MFC
  Chairman of the Board, PEC

Jerome J. Cohen,                       1997       $300,002       $368,800       $  7,259           --             $  2,329
  President, MFC                       1998        300,002           --            8,383          2,083              2,644
  Chairman of the Board,               1999        300,002          6,000          9,800          2,083              2,400
  Chief  Executive
  Officer and President, PEC

Herbert B. Hirsch                      1997       $200,000       $147,520       $  1,743           --             $  2,319
  Senior Vice President,               1998        200,000           --            2,005            833              2,341
  Chief Financial                      1999        200,000          2,400          2,335          1,667              2,909
  Officer & Treasurer, MFC
  Senior Vice President
  and Chief Financial
  Officer, PEC

Jon A. Joseph                          1999       $209,770       $  1,200       $   --             --             $  2,838
  General Counsel and Secretary,
  MFC Senior Vice President, PEC

Charles G. Baltuskonis                 1999       $129,000       $   --         $   --              833           $  1,943
  Vice President, and
  Chief Accounting
  Officer, MFC and PEC

Gregg A. McMurtrie                     1999       $144,869       $   --         $   --              833           $  2,172
  Executive Vice President
  and Chief Operating
  Officer, PEC (effective
  November 1998)

-------------------

(a) Incentive compensation attributable to the year ended August 31, 1999 to Messrs. Cohen, Hirsch and Joseph is included in the preceding table as 1999 compensation and to the year ended August 31, 1997 paid to Messrs. Cohen and Hirsch is included in the above table as 1997 compensation.

(b) The Company adopted the Stock Option Plan on November 17, 1993, and options were granted to certain executive officers on December 22, 1993 and subsequently to other employees, subject to shareholder approval of the Stock Option Plan. The Stock Option Plan was approved by the shareholders on February 9, 1994 and later amended and restated. See Stock Option Plan. One-fifth of each grant to the Named Executive Officers became exercisable on December 22, 1994 and an additional one-fifth became exercisable on December 22, 1995 and December 22, 1996. In August 1997, in connection with the approval by the Company's Board of Directors of the distribution to the holders of record of the Company's common stock as of August 27, 1997 of all 10,000,000 shares of MMC's common stock held by the Company in the Spin-off, the Stock Option Committee accelerated the vesting of all such options, excluding those options granted subsequent to February 26, 1997. See "Aggregated Fiscal Year-End Option Table" and "Stock Option Plan." There were 25,417 of options held by Named Executive Officers at August 31, 1999. There were no options exercised by the executive officers during fiscal 1999.

(c) Represents the Company's discretionary matching contributions of 25% of the employee's contribution to the Company's 401(k) Plan on behalf of the employee.

(d) Prior to December 11, 1998, Mr. Nederlander earned an annual salary of $200,000. On that date, his salary was eliminated.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth certain information concerning grants of stock options made during the fiscal year ended August 31, 1999 to the Named Executive Officers:

                                       INDIVIDUAL GRANTS
                         ----------------------------------------------                  POTENTIAL REALIZABLE
                            NUMBER OF                                                      VALUE AT ASSUMED
                           SECURITIES     PERCENT OF                                       ANNUAL RATES OF
                           UNDERLYING    TOTAL OPTIONS                                STOCK PRICE APPRECIATION FOR
                          OPTIONS/SARS     GRANTED TO     EXERCISE                            OPTION TERM
                             GRANTED     EMPLOYEES IN       PRICE      EXPIRATION     ----------------------------
NAME                           (#)        FISCAL YEAR     ($/SH)(1)       DATE            5%($)          10%($)
------------------------  ------------   -----------     ----------    ----------     ------------    ------------
Robert Nederlander             833           5.0%          $ 6.00        09/22/08        $ 2,124        $  6,347
Jerome J. Cohen              2,083          12.5%          $ 6.00        09/22/08        $ 5,312        $ 15,872
Herbert B. Hirsch            1,667          10.0%          $ 6.00        09/22/08        $ 4,251        $ 12,703
Jon A. Joseph                   --            --           $   --              --        $    --        $     --
Charles G. Baltuskonis         833           5.0%          $ 6.00        09/22/08        $ 2,124        $  6,347
Gregg A. McMurtrie             833           5.0%          $ 6.00        09/22/08        $ 2,124        $  6,347

-------------------

(1) On September 23, 1998, the exercise price of these options was revised to $6.00 per share which represented fair value at the date of repricing. Effective September 9, 1999, the Company consummated a one for six reverse stock split to all of the Company's common shares outstanding. All shares and per share references have been restated to retroactively show the effect of this reverse stock split.

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

        The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of August 31, 1999. No stock options were exercised by the Named Executive Officers during the fiscal year ended August 31, 1999. See "Stock Option Plan" below in this section.

                            NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED IN-THE-MONEY
                               OPTIONS HELD AT                       OPTIONS HELD AT
                               AUGUST 31, 1999                     AUGUST 31, 1999(1)
                        ------------------------------       -------------------------------
       NAME             EXERCISABLE      UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
       ----             -----------      -------------       -----------       -------------
Robert Nederlander          416              2,500             $   --             $   --
Jerome J. Cohen             416              3,750             $   --             $   --
Herbert B. Hirsch           167              2,333             $   --             $   --
Jon A. Joseph             2,667              6,500             $   --             $   --
Charles G. Baltuskonis    1,333              3,667             $   --             $   --
Gregg A. McMurtrie          333              2,167             $   --             $   --

-------------------
(1) The closing sales price of the Company's Common Stock as reported on the Nasdaq National Market on August 31, 1999 was $4.14. The exercise price as of August 31, 1999 was $6.00 per share, therefore, the value of the unexercised options at August 31, 1999 was zero. On September 9, 1999, the Company consummated a one for six reverse stock split. All shares and per share references have been restated to retroactively show the effect of this reverse stock split.

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

        The Company has entered into an employment agreement, renewable annually unless either party gives notice of termination, with Jon A. Joseph which expires on August 31, 2000 and provides for an annual base salary of $200,000, plus .5% of Incentive Income as defined in the Company's Incentive Plan.

        The Company has entered into a Compensation Agreement with S. Duke Campbell dated August 26, 1999, which provides for an annual base salary of $125,000. In addition, Mr. Campbell is to be paid, monthly, a sales commission of one-quarter of one percent (0.25%) of net sales, occurring after September 1, 1999,and a Profit Contribution Bonus for reducing sales and marketing costs for fiscal 2000. If Mr. Campbell's employment is terminated by the Company, other than for cause, Mr. Campbell shall receive his base salary and sales commissions to the date of termination, the portion of his Profit Contribution Bonus, if any, earned through the immediately preceding quarter, and a severance payment in an amount equal to his then current annual base salary. If Mr. Campbell resigns or terminates his employment by the Company he will be entitled to his base salary and sales commissions through the date of such termination. In addition, after the end of fiscal 2000, a new arrangement relating to profitability to take the place of the Profit Contribution Bonus will be agreed upon and added to the agreement by amendment. If the Company and Mr. Campbell have not agreed to such amendment to this agreement by November 30, 2000, and Mr. Campbell has received or earned, a Profit Contribution Bonus for fiscal 2000, Mr. Campbell may elect to resign or terminate his employment by the Company during the thirty-day period following November 30, 2000 and he then shall be entitled to a severance payment in an amount equal to his then current annual base salary in addition to his base salary and sales commissions through the date of such termination.

STOCK OPTION PLAN

        Under the Company's Stock Option Plan, as originally adopted, 87,500 shares of common stock were reserved for issuance upon exercise of options. In 1997, the Company's Board of Directors approved an amendment to the Stock Option Plan to increase by 83,333 shares the number of shares of common stock reserved for issuance pursuant to the Company's Stock Option Plan, subject to approval by the Company's shareholders. The amendment was approved by the shareholders at the Annual Meeting held September 9, 1997, resulting in an aggregate of 170,833 shares of common stock reserved for issuance pursuant to the Stock Option Plan, of which 76,833 had been issued due to the exercise of options through August 31, 1997. During fiscal 1998, the Company's Board of Directors unanimously approved, subject to approval by the Company's shareholders, the amendment and restatement of the Stock Option Plan. The amendments to the Stock Option Plan (the Plan Amendments) approved by the Company's Board of Directors consist of changes to permit the grant of options to non-employee directors of the Company and changes to conform the Stock Option Plan to changes to the federal securities laws. On September 16, 1998, the shareholders approved the amendment and restatement of the Stock Option Plan. The Stock Option Plan is designed to serve as an incentive for retaining qualified and competent employees and directors.

        The Stock Option Committee of the Company's Board of Directors administers and interprets the Stock Option Plan and is authorized, in its discretion, to grant options thereunder to all eligible employees of the Company, including officers of the Company. The Stock Option Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and nonstatutory stock options. Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, or a committee thereof, except that the per share exercise price of options may not be less than 80% of the fair market value of the common stock on the date of grant, and, in the case of an incentive stock option, the per share exercise price may not be less than 100% of such fair market value. In the case of incentive stock options granted to a 10% shareholder, the per share exercise price may not be less than 110% of the fair market value of the common stock on the date of grant and shall expire five years from the date of grant. The aggregate fair market value of the shares covered by incentive stock options granted under the Stock Option Plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

        Options granted under the Stock Option Plan are exercisable after the period or periods specified in the option agreement. Options granted under the Stock Option Plan are not exercisable after the expiration of ten years from the date of grant (except five years in the case of options granted to 10% shareholders) and are not transferable other than by will or by the laws of descent and distribution.

        In August 1997, in connection with the Spin-off of MMC, the Stock Option Committee accelerated the vesting of all options granted, excluding those granted subsequent to February 26, 1997. As of August 31, 1997, an aggregate of 75,833 of such options were exercised.

        In September 1997, subsequent to the Spin-off, an additional 58,083 incentive stock options were granted under the Stock Option Plan to employees at fair market value, which was authorized by the Stock Option Committee, of which 2,500 were subject to future shareholder approval of the Plan Amendments in accordance with applicable law, which shareholders' approval was obtained on September 16, 1998, when the Amended and Restated Stock Option Plan was approved by shareholders. On September 23, 1998, an additional 18,500 incentive stock options were granted under the Stock Option Plan. In addition, the exercise price of all options issued September 2, 1997 was revised from $18.75 per share to $6.00 per share. Effective September 9, 1999, the Company consummated a one for six reverse stock split of all of the Company's shares of common stock. All shares and per share references have been restated to retroactively show the effect of this reverse stock split.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Board of Directors has not designated a Compensation Committee, but has delegated the responsibility and authority for setting and overseeing the administration of policy which governs the compensation of all of the Company's employees (with the exception of Messrs. Nederlander, Cohen, Hirsch and Schuster) to its President, Jerome J. Cohen. The compensation paid to Messrs. Nederlander, Cohen, Hirsch and Schuster and, prior to December 31, 1998, Mr. Mayerson, is determined by the Board of Directors. The directors who are also executive officers of the Company do not participate in deliberations of the Board of Directors of the Company concerning their own compensation.

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

        On June 22, 1994, the Board of Directors also approved an employment agreement with Jerome J. Cohen, President of the Company, and an agreement with Herbert B. Hirsch, executive officer of the Company, pursuant to which Messrs. Cohen and Hirsch are entitled to receive 2.5% and 1% respectively, of Incentive Income of the Company, as defined in the Incentive Plan, for the five-year period commencing with fiscal 1995 (extended to a seven-year period for Mr. Cohen), which amounts would directly reduce the amounts available for awards under the Incentive Plan.

        On September 2, 1997, the Board of Directors authorized agreements with Mr. Hirsch and Mr. Mayerson, pursuant to which the Company would pay them a separation payment of $150,000 and $250,000, respectively, at such time as they no longer are employed by the Company. Payments of $10,000 per month to Mr. Mayerson commenced in January 1999 and the remaining balance of $130,000 is due on December 31, 1999. Effective December 1998, Messrs. Nederlander and Schuster no longer receive a salary.

SPLIT-DOLLAR INSURANCE PLAN

        On April 5, 1995, the Board of Directors of the Company established a split-dollar life insurance plan (Split-Dollar Plan) pursuant to which the Company was obligated to pay premiums for certain "second to die" life insurance policies on the lives of Robert Nederlander, Jerome J. Cohen, and Herbert B. Hirsch, executive officers and directors of the Company, and their respective spouses, and for Don A. Mayerson, former executive officer of the Company, originally for a period of five years, at an annual aggregate premium outlay of $400,000. Each policy is in the name of a trust established for family beneficiaries selected by each executive. On August 3, 1995, the Company approved a life insurance policy for Mr. Schuster at an annual cost of $100,000 per annum, originally for a period of five years. Pursuant to the plan, and with respect to each policy, at the end of ten years after issuance, or earlier upon the deaths of the respective insured parties, or certain other events, the Company was to receive the amount of premiums paid on the policy. Through December 31, 1998, $300,000 was paid on Mr. Schuster's policy and $400,000 was paid on each of the others, leaving a balance of premiums in the amount of $600,000 still owed by the Company on the policies. Pursuant to an amendment to the original agreement, executed in April 1999, future payments by the Company relating to the policies were waived by Messrs. Nederlander, Cohen, Hirsch, Mayerson and Schuster. In consideration of the waiver, the Company agreed to accept repayment of the lesser of the premiums paid or the cash value of the policy, upon the deaths of the respective insured parties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of November 15, 1999, information with respect to the beneficial ownership of the Company's common stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers (as defined in "Item. 11 Executive Compensation"), and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                                             PERCENTAGE OF
        NAME AND ADDRESS OF                     AMOUNT AND NATURE OF       OUTSTANDING COMMON
BENEFICIAL OWNER OR IDENTITY OF GROUP         BENEFICIAL OWNERSHIP(1)         STOCK OWNED
-------------------------------------         ------------------------     ------------------
  Robert Nederlander(2)                                 356,140                  10.2%
  Eugene I. Schuster and Growth Realty Inc.             251,171                   7.2%
  (GRI)(3)
  Jerome J. Cohen(4)                                    184,826                   5.3%
  Herbert B. Hirsch(5)                                  271,076                   7.7%
  John E. McConnaughy, Jr.(6)                            99,845                   2.8%
  Wilbur L. Ross, Jr.(7)                                    499                     *
  Jon A. Joseph(8)                                        3,749                     *
  Charles G. Baltuskonis(9)                               1,832                    --
  Friedman Billings Ramsey Group, Inc. and              546,060                  15.6%
  affiliates(10)
  All Executive Officers and Directors as a           1,169,138                  33.3%
  Group (8 persons)(11)

-------------------
*       Less than 1%.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from November 15, 1999 upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the applicable date have been exercised.

(2) 810 Seventh Avenue, 21st Floor, New York, New York 10019. Includes 41,666 shares held by an affiliate of Mr. Nederlander and 1,166 shares issuable under an option granted pursuant to the Company's Stock Option Plan. Does not include 16,666 shares of common stock owned by the Robert
        E. Nederlander Foundation, an entity organized and operated exclusively for charitable purposes (the Foundation), of which Mr. Nederlander is President. Mr. Nederlander disclaims beneficial ownership of the shares owned by the Foundation.

(3) 321 Fisher Building, Detroit, Michigan 48202. Consists of (i) 211,506 shares held of record by GRI, a wholly-owned subsidiary of Venture Funding, Ltd. of which Mr. Schuster is a principal shareholder, Director and Chief Executive Officer, (ii) 39,166 shares held of record by Growth Realty Holdings L.L.C., a limited liability corporation owned by Mr. Schuster, GRI and Mr. Schuster's three children, and (iii) 499 shares issuable under an option granted pursuant to the Company's Stock Option Plan.

(4) 1125 N. E. 125th Street, Suite 206, North Miami, Florida 33161. Includes 1,666 shares issuable under options granted pursuant to the Company's Stock Option Plan. Excludes 15,583 shares owned by Mr. Cohen's spouse and 83,333 shares owned by a trust for the benefit of his children over which Mr. Cohen does not have any investment or voting power, as to which he disclaims beneficial ownership. Also excludes 5,000 shares of common stock owned by the Rita and Jerome J. Cohen Foundation, Inc., an entity organized and operated exclusively for charitable purposes (the Cohen Foundation), of which Mr. Cohen is President. Mr. Cohen disclaims beneficial ownership of the shares owned by the Cohen Foundation.

(5) 230 East Flamingo Road, Las Vegas, Nevada 89109. Includes 666 shares issuable under an option granted pursuant to the Company's Stock Option Plan.

(6) 1011 High Ridge Road, Stamford, Connecticut 06905. Includes 833 shares issuable under options granted pursuant to the Company's Stock Option Plan. Excludes 500 shares owned by a member of Mr. McConnaughy's family, as to which Mr. McConnaughy does not have any investment or voting power, and as to which he disclaims beneficial ownership.

(7) 1251 Avenue of the Americas, 51st Floor, New York, New York 10020. Consists of 499 shares issuable under an option granted pursuant to the Company's Stock Option Plan. Excludes 2,500 shares owned by a member of Mr. Ross' family and 41,666 shares owned by Rothschild, Inc., of which Mr. Ross is a Managing Director, over which Mr. Ross does not have any investment or voting power, and as to which he disclaims beneficial ownership.

(8) 4310 Paradise Road, Las Vegas, Nevada 89109. Includes 3,666 shares issuable under options granted pursuant to the Company's Stock Option Plan.

(9) 4310 Paradise Road, Las Vegas, Nevada 89109. Consists of shares issuable under options granted pursuant to the Company's Stock Option Plan.

(10) 1001 19th Street North, Arlington, VA. 22209. Based upon a Schedule 13G dated July 13, 1998, as amended on February 16, 1999, filed jointly by Friedman Billings Ramsey Group, Inc., Friedman Billings Ramsey Group, Inc. Voting Trust, Eric F. Billings, Emanuel J. Friedman and W. Russell Ramsey with the SEC. Consists of 536,060 shares owned by Friedman Billings Ramsey Group, Inc. and 10,000 shares owned personally by Emanuel J. Friedman. The Company has been advised that Emanuel J. Friedman, Eric F. Billings and W. Russell Ramsey are each control persons with respect to Friedman Billings Ramsey Group, Inc. and are the sole voting trustees of the Friedman Billings Ramsey Group, Inc. Voting Trust, which has sole discretion to vote approximately 89.1% of the voting power of Friedman Billings Ramsey Group, Inc.

(11)    See Notes (2)-(9).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Purchase of Preferred Equities Corporation. Pursuant to a Stock Purchase and Redemption Agreement dated October 6, 1987 and amended October 25, 1987, Comay Corp., an affiliate of Mr. Cohen (Comay), GRI, an affiliate of Mr. Schuster, RRE Corp., an affiliate of Mr. Nederlander (together with its assignee, RER Corp., another affiliate of Mr. Nederlander, RER), and H&H Financial Inc., an affiliate of Mr. Hirsch (H&H), obtained the rights (PEC Purchase Rights) to acquire PEC, a privately-held Nevada corporation engaged in retail land sales, resort time-sharing and other real estate related activities. (Comay, GRI, RER and H&H are collectively referred to as the Assignors).

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

        At January 31, 1995, when accrual of payments to assignors ceased, $13.3 million was payable to the Assignors. On March 2, 1995, the Assignors agreed to defer payment of $10 million of the amounts due to them pursuant to an amendment to the Assignment and Assumption Agreement providing for the subordination of such amounts to payment of debt for money borrowed by the Company or obligations of the Company's subsidiaries guaranteed by the Company (Subordinated Debt). Warrants (Warrants) to purchase 166,666 shares of common stock, at an exercise price of $25.50 per share (the closing market price per share on March 2, 1995), were granted to the Assignors in consideration of the payment deferral and subordination. The balance of $3.3 million was paid to the assignors as follows:
$809,000 including interest of $59,000 in June 1995, and the balance of $2.6 million including interest of $45,000 in January 1997. The Warrants were exercised in August 1997 in a non-cash transaction, whereby the Subordinated Debt was reduced by $4.25 million. Interest on the Subordinated Debt was to be paid semiannually at the rate of 10% per year starting September 1, 1995, and the Subordinated Debt was to be repaid in semiannual principal payments commencing March 1, 1997. On March 1, 1997, the Assignors received the first semiannual principal payment of $1.4 million plus interest related to the repayment of the Subordinated Debt. In connection with exercise of the Warrants, payments aggregating $4.25 million were deemed paid and the semiannual payments were scheduled to resume in March 1999, with a partial payment made in September 1998. In accordance with the Seventh Amendment to Assignment and Assumption Agreement, the scheduled March 1, 1999 and September 1, 1999 principal payments aggregating $2.9 million were deferred until February 1, 2000. Interest of $430,000 on Subordinated Debt was paid during fiscal 1999. The Subordinated Debt is collateralized by a pledge of PEC's outstanding stock. See "Item 13.

        In April 1995, PEC entered into an arrangement with Ramada, a subsidiary of Cendant Corporation, of which Mr. Nederlander became a director in July 1995. See "Business-Preferred Equities Corporation-Timeshare Properties and Sales."

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

        In November 1996, MMC consummated an initial public offering and as a result, the Company's ownership of MMC was reduced to approximately 81.3% of the outstanding common stock. On September 2, 1997, Mego Financial distributed all of its 10 million shares of MMC's common stock to Mego Financial's shareholders in the Spin-off. To fund MMC's past operations and growth and in conjunction with filing consolidated income tax returns, MMC incurred debt to the Company and its subsidiary, PEC. The amount of intercompany debt was $10.1 million at August 31, 1997 of which $3.4 million was paid in October 1997 together with $500,000 advanced by the Company to MMC in September 1997. Subsequently, separate agreements were made in April and June 1998 to adjust by reductions the remaining $6.2 million indebtedness, since the major portion was no longer payable under the Tax Sharing and Indemnity Agreement between the Company and MMC. Under these agreements, MMC paid $1.6 million, which was separately owed to PEC. Following this transaction, MMC had no outstanding indebtedness to the Company. See Note 4 to Notes to Consolidated Financial Statements.

        Management Services Provided by PEC to MMC. MMC and PEC were parties to a management services arrangement (the Management Arrangement) pursuant to which certain executive, accounting, legal, management information, data processing, human resources, advertising and promotional personnel of PEC provided services to MMC on an as needed basis. For the years ended August 31, 1998 and 1997, approximately $616,000 and $967,000, respectively, of the salaries and expenses of certain employees of PEC were attributable to and paid by MMC in connection with services rendered by such employees to MMC. This agreement was terminated by agreement during fiscal 1998.

        Servicing Agreement between PEC and MMC. For the years ended August 31, 1998 and, 1997 MMC paid servicing fees to PEC of approximately $2 million and $1.8 million, respectively. MMC entered into a servicing agreement with PEC (the Servicing Agreement), providing for the payment of servicing fees at an annual rate of 50 basis points on the principal balance of loans serviced per year. The Servicing Agreement was modified effective September 1, 1997, to provide for the payment of servicing fees at an annual rate of 40 basis points on the principal balance of loans serviced per year, reduced to 35 basis points per year in January 1998. For the years ended

August 31, 1998 and 1997, MMC incurred interest expense in the amount of $29,000 and $16,000 respectively, related to fees payable to PEC for these services. The interest rates were based on PEC's average cost of funds and equaled 10.46% in 1998 and 10.48% in 1997. As of August 31, 1998, PEC no longer serviced loans for MMC.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Certain documents filed as part of Form 10-K. See Item 8 above for a list of financial statements included as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K. The Company did not file any current report on Form 8-K during the quarter ended August 31, 1999.

(c)     Exhibits.

        EXHIBIT
         NUMBER                            DESCRIPTION
        --------                           -----------
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

        EXHIBIT
         NUMBER                            DESCRIPTION
        --------                           -----------
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
                       Corporation as Servicer, and NBD Bank, N.A. as Purchaser.

        EXHIBIT
         NUMBER                            DESCRIPTION
        --------                           -----------
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

        10.48(9)       General Loan and Security Agreement dated October 5,
                       1994, between Steamboat Suites, Inc. and Textron
                       Financial Corporation.

        10.49(9)       Purchase and Servicing Agreement, Second Closing, dated
                       November 29, 1994, between Preferred Equities Corporation and NBD Bank, N.A.

        EXHIBIT
         NUMBER                            DESCRIPTION
        --------                           -----------
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
                       Bank, and Wellington Financial Corp.

        EXHIBIT
         NUMBER                            DESCRIPTION
        --------                           -----------
        10.93(12)      Acquisition and Construction Loan Agreement dated March
                       27, 1996, by and between Heller Financial, Inc. and
                       Preferred Equities Corporation and three (3) related
                       Promissory Notes; Acquisition Promissory Note, Revolving
                       Renovation Promissory Note, and Receivables Promissory
                       Note.

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

        10.112(15)     Employment Agreement between Mego Financial Corp. and
                       Irving J. Steinberg dated August 1, 1996.

        10.113(16)     Employment Agreement between Jerome J. Cohen and Mego
                       Financial Corp. dated September 1, 1996.

        EXHIBIT
         NUMBER                            DESCRIPTION
        --------                           -----------
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

        10.140(18)     Settlement letter from Mego Financial Corp. to Mego
                       Mortgage Corporation dated June 26, 1998.

        10.141(18)     Settlement letter from Preferred Equities Corporation to
                       Mego Mortgage Corporation dated June 26, 1998.

        10.142(23)     Amended and Restated Real Estate Purchase and Sales
                       Agreement by and among Preferred Equities as borrower and
                       Mercantile Equities Corporation and Hartsel Springs Ranch
                       of Colorado, Inc., as Noteholder dated as of November 25,
                       1997.

        10.143(23)     Letter Amendment to General Loan and Security Agreement
                       dated December 1, 1997, between Steamboat Suites, Inc.
                       and Textron Financial Corporation.

        10.144(23)     Mortgage Loan Facility Agreement between FINOVA Capital
                       Corporation and Preferred Equities Corporation dated
                       March 20, 1998.

        10.145(23)     Loan and Security Agreement dated August 12, 1998 between
                       Preferred Equities Corporation as Borrower and Dorfinco
                       Corporation as Lender and the related Promissory Note.

        10.146(23)     Post-72 Lots Purchase Money Promissory Note by and among
                       Preferred Equities and Mercantile Equities Corporation
                       and Hartsel Springs Ranch of Colorado, Inc. dated as of
                       February 20, 1998.

        10.147(23)     Purchase Money Promissory Note by and among Preferred
                       Equities as borrower and Mercantile Equities Corporation
                       and Hartsel Springs Ranch of Colorado, Inc., as
                       Noteholder dated as of February 20, 1998.

        10.148(23)     Compensation Agreement between Frederick H. Conte and
                       Preferred Equities Corporation dated September 1, 1998.

        EXHIBIT
         NUMBER                            DESCRIPTION
        --------                           -----------
        10.149(23)     Form of Indemnification Agreement, each dated as of
                       September 23, 1998 between the Company and each of Robert
                       Nederlander, Jerome J. Cohen, Eugene I. Schuster, Herbert
                       B. Hirsch, John E. McConnaughy, Jr., Wilbur L. Ross, Jr.
                       and Don A. Mayerson.

        10.150(20)     Amended and Restated and Consolidated Loan and Security
                       Agreement between Finova and PEC & Mego Financial dated
                       December 23, 1998

        10.151(20)     Common Stock Purchase Warrant issued by Mego Financial to
                       Finova Capital Corporation dated December 23, 1998.

        10.152(21)     First Amended and Restated and Consolidated Promissory
                       Note dated as of November 5, 1998 between FINOVA Capital
                       Corporation and Preferred Equities Corporation relating
                       to Aloha Bay Phase I.

        10.153(21)     Third Amended and Restated Promissory Note dated as of
                       September 29, 1998 by and between FINOVA Capital
                       Corporation and Preferred Equities Corporation relating
                       to the Headquarters and FCFC Property.

        10.154(21)     Amendment No. 4 to Second Amended and Restated and
                       Consolidated Loan and Security Agreement dated as of
                       November 6, 1998 between Finova Capital Corporation and
                       Preferred Equities Corporation.

        10.155(21)     Amendment No. 4 to Second Amended and Restated and
                       Consolidated Loan and Security Agreement dated as of
                       November 6, 1998 between Greyhound Real Estate Finance
                       Company and Preferred Equities Corporation.

        10.156(21)     Amended and Restated Guarantee and Subordination
                       Agreement dated as of September 29, 1998 between
                       Greyhound Real Estate Finance Company and Mego Financial
                       Corporation relating to the Headquarters Re-advance.

        10.157(21)     First Amended and Restated Promissory Note dated as of
                       November 6, 1998 between FINOVA Capital Corporation and
                       Preferred Equities Corporation relating to the IDA
                       Building Addition.

        10.158(21)     Letter Agreement dated as of September 29, 1998 between
                       FINOVA Capital Corporation and Preferred Equities
                       Corporation relating to the Headquarters Re-advance.

        10.159(21)     Additional Advance Note dated as of November 6, 1998
                       between FINOVA Capital Corporation and Preferred Equities
                       Corporation relating to Aloha Bay Phase II.

        10.160(21)     Request for Advance and Disbursement Instructions dated
                       as of November 11, 1998 between FINOVA Capital
                       Corporation and Preferred Equities Corporation.

        10.161(21)     First Amended and Restated Promissory Note dated as of
                       November 6, 1998 between FINOVA Capital Corp. and
                       Preferred Equities Corporation relating to the Winnick
                       Building Addition.

        10.162(21)     Fourth Amendment to Assignment and Assumption Agreement
                       dated as of February 26, 1999 by and between RER Corp,
                       COMAY Corp., Growth Realty Inc. and H & H Financial, Inc.
                       and Mego Financial Corporation.

        10.163(21)     Amended and Restated Stock Option Plan dated September
                       16, 1998 for Mego Financial Corp.

        10.164(22)     Amendment No. 2 to Interval Receivables Loan and Security
                       Agreement dated as of March 28, 1999 between Heller
                       Financial, Inc. and Preferred Equities Corporation.

        10.165(22)     Sales Agreement dated as of March 8, 1999 between Great
                       Escape Marketing, Inc. and Preferred Equities Corporation
                       relating to 6950 Villa de Costa Dr. Orlando, Florida.

        10.166(22)     Sales Agreement dated as of March 10, 1999 between D&D
                       Marketing, Inc. and Preferred Equities Corp and
                       Brigantine Preferred Properties.

        10.167(22)     Forbearance and Modification Agreement dated as of May 7,
                       1999 by and between Preferred Equities Corporation and
                       Heller Financial, Inc.

        10.168(22)     Management Agreement dated May 20, 1999 by and between
                       Hotel Maison Pierre Lafitte, LTD. Owners Association,
                       Inc. and Preferred Equities Corporation.

        10.169(22)     Fifth Amendment to Assignment and Assumption Agreement
                       dated May 28, 1999 by and between RER Corp, COMAY Corp.,
                       Growth Realty Inc. and H&H Financial, Inc. and Mego
                       Financial Corp.

        10.170(22)     Amendment No. 2 to Severance Agreement, and Consulting
                       Agreement dated June 18, 1999 between Don A. Mayerson and
                       Mego Financial Corp.

        EXHIBIT
         NUMBER                            DESCRIPTION
        --------                           -----------
        10.171(22)     First Amendment to Forbearance Agreement and Amendment
                       No. 6 to Second Amended and Restated and Consolidated
                       Loan and Security Agreement dated May 7, 1999 by and
                       among Finova Capital Corporation, Preferred Equities
                       Corporation and Mego Financial Corp.

        10.172 Sixth Amendment to Assignment and Assumption Agreement dated May 28, 1999 by and between RER Corp, COMAY Corp.,
                       Growth Realty Inc. and H&H Financial, Inc. and Mego
                       Financial Corp.

        10.173         Forbearance Agreement dated August 6, 1999 among
                       Preferred Equities, and Mego Financial Corporation and
                       Litchfield Financial Corporation.

        10.174         Purchase and Sale Agreement between The Villas at
                       Monterey Limited Partnership and Tango Bay of Orlando and
                       Preferred Equities Corporation regarding Ramada Suites at
                       Tango Bay Orlando.

        10.175 Extension dated September 7, 1999 to the Second Amendment to Forbearance Agreement and Amendment No. 7 to Second
                       Amended and Restated Consolidated Loan and Security
                       Agreement dated December 23, 1998 between Preferred
                       Equities Corporation and Finova Capital Corporation.

        10.176 Purchase and Security Agreement dated June 11, 1999 between Preferred Equities Corporation and Preferred RV
                       Resort Owners Association regarding the Preferred RV
                       Resort.

        10.177         Forbearance Agreement and Amendment No. 5 to Second
                       Amended and Restated and Consolidated Loan and Security
                       Agreement dated December 23, 1998 between Finova Capital
                       Corporation and Preferred Equities Corp.

        10.178         Letter Agreement dated February 8, 1999 between Preferred
                       Equities Corporation and Finova Capital Corporation regarding additional agreements to the Forbearance
                       Agreement and Amendment No. 5 to Second Amended and
                       Restated Consolidated Loan and Security Agreement dated
                       December 23, 1998.

        10.179         Amendment No. 3 to Severance Agreement and Consulting
                       Agreement between Mego Financial Corp. and Don A.
                       Mayerson dated September 28, 1999.

        10.180         Compensation Agreement between S. Duke Campbell and
                       Preferred Equities Corporation dated July 27, 1998.

        10.181         Amendment dated October 15, 1999 to the General Loan and
                       Security Agreement Inventory Advance between Preferred
                       Equities Corporation and Textron Financial Corporation dated October 5, 1994.

        10.182         Amendment dated April 26, 1999 to the Agreement made
                       January 1, 1995 between Mego Financial Corp. and Herbert
                       A. Krasow, as Trustee of the Herbert B. Hirsch Property
                       Trust Insurance Trust dated October 22, 1990 regarding the Agreement concerning "Split-Dollar" Life Insurance
                       Plan.

        10.183 Amended Assignment of Limited Interest in Life Insurance as Collateral Security dated April 26, 1999 to an
                       Assignment made as of January 1, 1995 by Herbert A.
                       Krasow, as Trustee of the Herbert B. Hirsch Property
                       Trust Insurance Trust, dated October 22, 1990 to Mego
                       Financial Corp.

        10.184         Amended Agreement Concerning "Split-Dollar" Life
                       Insurance Plan dated April 26, 1999 to the Agreement made
                       January 1, 1995, between Mego Financial Corp., Lawrence
                       J. Cohen and Clifford A. Schulman as Trustees of the
                       Cohen 1994 Insurance Trust dated December 2, 1994, Jerome
                       J. Cohen and Rita Cohen.

        10.185 Amended Assignment of Limited Interest in Life Insurance as Collateral Security dated April 26, 1999 to an
                       Assignment made as of January 1, 1995, by Lawrence J.
                       Cohen and Clifford A. Schulman, as Trustees of the Cohen
                       1994 Insurance Trust dated December 21, 1994 to Mego
                       Financial Corp.

        10.186         Amended Agreement Concerning "Split-Dollar" Life
                       Insurance Plan dated April 23, 1999 to the Agreement made as of June 1, 1995 between Mego Financial Corp, Joseph A.
                       Schuster, as Trustee of the Eugene I. Schuster
                       Irrevocable Trust - dated May 30 1995, and Eugene I.
                       Schuster.

        10.187 Amended Assignment of Limited Interest in Life Insurance as Collateral Security dated April 23, 1999 to an
                       Assignment made as of June 1, 1995, by Joseph A.
                       Schuster, as Trustee of the Eugene I. Schuster
                       Irrevocable Trust - Mego, dated May 30, 1995 to Mego
                       Financial Corp.

        10.188         Amended Agreement Concerning "Split-Dollar" Life
                       Insurance Plan dated April 26, 1999 to the Agreement made
                       January 1, 1995 between Mego Financial Corp., Tracy
                       Allen, and Jane Gerard, as Trustees of the Nederlander
                       1994 Insurance Trust, dated December 19, 1994, Robert E.
                       Nederlander and Gladys Nederlander.

        EXHIBIT
         NUMBER                            DESCRIPTION
        --------                           -----------
        10.189         Amended Assignment of Limited Interest in Life Insurance
                       as Collateral Security Amendment made April 26, 1999 to
                       as Assignment made January 1, 1995 by Tracy Allen and
                       Jane Gerard, as Trustees of the Nederlander 1994
                       Insurance Trust, dated December 19, 1994 to Mego
                       Financial Corp.

        10.190         Amended Agreement Concerning "Split-Dollar" Life
                       Insurance Plan Amendment made as of April 26, 1999 to the
                       Agreement made as of January 1, 1995, between Mego
                       Financial Corp., Gary Steven Mayerson and Robert Keith
                       Mayerson, as Trustees of the Mayerson 1994 Insurance
                       Trust, dated December 21, 1994, Don A. Mayerson and
                       Evelyn W. Mayerson.

        10.191 Amended Assignment of Limited Interest in Life Insurance as Collateral Security Amendment made April 26, 1999 to an Assignment made January 1, 1995, by Gary Steven
                       Mayerson and Robert Keith Mayerson, as Trustees of the
                       Mayerson 1994 Insurance Trust, dated December 21, 1994 to
                       Mego Financial Corp.

        10.192 Seventh Amendment to Assignment and Assumption Agreement by and between RER Corp., Comay Corp., Growth Realty Inc.
                       and H&H Financial, Inc. and Mego Financial Corp. dated
                       November 20, 1999.

        21.1(19)       List of subsidiaries.

        27.1           Financial Data Schedule (for SEC use only).

-----------------------

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

        (20) Filed as part of the Company's Form 10-Q for the quarter ended November 30, 1998 and incorporated herein by reference.

        (21) Filed as part of the Company's Form 10-Q for the quarter ended February 28, 1999 and incorporated herein by reference.

        (22) Filed as part of the Company's Form 10-Q for the quarter ended May 31, 1999 and incorporated herein by reference.

        (23) Filed as part of the Company's Form 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.

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


                                            MEGO FINANCIAL CORP.


Date: November 23, 1999                     By: /S/ JEROME J. COHEN
      -----------------                        ---------------------------------
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

              SIGNATURE                              TITLE                        DATE
              ---------                              -----                        ----

/S/ ROBERT NEDERLANDER                  Chairman of the Board, Chief         November 23, 1999
-------------------------------         Executive Officer and Director
Robert Nederlander

/S/ JEROME J. COHEN                     President and Director               November 23, 1999
-------------------------------
Jerome J. Cohen

/S/ HERBERT B. HIRSCH                   Senior Vice President, Chief         November 23, 1999
-------------------------------         Financial Officer, Treasurer
Herbert B. Hirsch                       and Director

/S/ EUGENE I. SCHUSTER                  Vice President and Director          November 23, 1999
-------------------------------
Eugene I. Schuster

/S/ CHARLES G. BALTUSKONIS              Vice President and                   November 23, 1999
-------------------------------         Chief Accounting Officer
Charles G. Baltuskonis

/S/ WILBUR L. ROSS, JR.                 Director                             November 23, 1999
-------------------------------
Wilbur L. Ross, Jr.

/S/ JOHN E. MCCONNAUGHY, JR.            Director                             November 23, 1999
-------------------------------
John E. McConnaughy, Jr.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       Page No.
                                                                                                       --------
         Independent Auditors' Report.............................................................       F-2

         Consolidated Financial Statements:

              Consolidated Balance Sheets at August 31, 1999 and 1998 ............................       F-3

              Consolidated Income Statements - Years Ended

                  August 31, 1999, 1998 and 1997..................................................    F-4 - F-5

              Consolidated Statements of Stockholders' Equity - Years Ended

                  August 31, 1999, 1998 and 1997..................................................       F-6

              Consolidated Statements of Cash Flows - Years Ended

                  August 31, 1999, 1998 and 1997..................................................    F-7 - F-8

         Notes to Consolidated Financial Statements...............................................    F-9 - F-34

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Mego Financial Corp. and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Mego Financial Corp. and its subsidiaries (the Company) as of August 31, 1999 and 1998, and the related consolidated income statements, statements of stockholders' equity, and statements of cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mego Financial Corp. and its subsidiaries at August 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Diego, California
November 8, 1999

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (thousands of dollars, except per share amounts)


                                                                                         AUGUST 31,
                                                                               ------------------------------
ASSETS                                                                            1999                  1998
                                                                               --------              --------
Cash and cash equivalents                                                      $  1,821              $  1,813
Restricted cash                                                                   1,676                 1,694
Notes receivable, net of allowance for cancellations and
   discounts of $14,340 and $12,403 at August 31, 1999
   and 1998, respectively                                                        69,300                47,789
Interest only receivables, at fair value                                          2,566                 3,367
Timeshare interests held for sale                                                29,529                35,798
Land and improvements inventory                                                   6,649                 7,965
Other investments                                                                 5,111                 4,395
Property and equipment, net of accumulated
   depreciation of $16,252 and $14,119 at August
   31, 1999 and 1998, respectively                                               23,560                23,950
Deferred selling costs                                                            4,285                 3,719
Prepaid debt expenses                                                             1,757                 1,431
Other assets                                                                     12,707                10,155
                                                                               --------              --------
              TOTAL ASSETS                                                     $158,961              $142,076
                                                                               ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes and contracts payable                                                 $104,555              $ 81,986
   Accounts payable and accrued liabilities                                      18,141                19,098
   Reserve for notes receivable sold with recourse                                4,162                 6,620
   Deposits                                                                       2,287                 4,877
   Accrued income taxes                                                           3,505                 4,468
                                                                               --------              --------
              Total liabilities before subordinated debt                        132,650               117,049
                                                                               --------              --------
Subordinated debt                                                                 4,478                 4,348

Stockholders' equity:
   Preferred stock, $.01 par value (authorized--5,000,000
   shares, none outstanding)                                                         --                    --
   Common stock, $.01 par value (authorized--50,000,000
     shares; 3,500,557 shares issued and outstanding at
     August 31, 1999 and 1998)                                                       35                    35
   Additional paid-in capital                                                    13,068                12,964
   Retained earnings                                                              8,730                 7,680
                                                                               --------              --------
              Total stockholders' equity                                         21,833                20,679
                                                                               --------              --------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $158,961              $142,076
                                                                               ========              ========


                 See notes to consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
           (thousands of dollars, except share and per share amounts)

                                                                                 FOR THE YEARS ENDED AUGUST 31,
                                                                       ---------------------------------------------
                                                                          1999              1998             1997
                                                                       ---------         ---------        ----------
REVENUES OF CONTINUING OPERATIONS

   Timeshare interest sales, net                                       $ 41,262          $ 37,713          $ 32,253
   Land sales, net                                                       15,979            13,812            16,626
   Gain on sale of notes receivable                                          --               656             2,013
   Gain on sale of investments                                              513                --                --
   Interest income                                                        9,310             7,161             7,168
   Financial income                                                       1,184             3,304             2,922
   Incidental operations                                                  2,597             2,831             3,050
   Other                                                                  3,657             3,113             3,464
                                                                       --------          --------          --------
              Total revenues of continuing operations                    74,502            68,590            67,496
                                                                       --------          --------          --------
COSTS AND EXPENSES OF CONTINUING OPERATIONS

   Direct cost of:
     Timeshare interest sales                                             8,527             7,375             5,922
     Land sales                                                           2,709             1,770             1,571
     Incidental operations                                                2,274             2,644             2,984
   Marketing and sales                                                   35,291            34,167            34,078
   Depreciation                                                           1,878             2,245             1,964
   Interest expense                                                       9,270             7,850             8,458
   General and administrative                                            14,333            17,736            17,175
                                                                       --------          --------          --------
              Total costs and expenses of continuing operations          74,282            73,787            72,152
                                                                       --------          --------          --------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                                                                            220            (5,197)           (4,656)
INCOME TAXES (BENEFIT)                                                     (830)           (1,968)          (12,662)
                                                                       --------          --------          --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                  1,050            (3,229)            8,006

INCOME FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES OF
  $9,062 AND MINORITY INTEREST OF $2,358                                    --                --            11,334
                                                                       --------          --------          --------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                           $  1,050          $ (3,229)         $ 19,340
                                                                       ========          ========          ========

                 See notes to consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED INCOME STATEMENTS (continued)
           (thousands of dollars, except share and per share amounts)

                                                                             FOR THE YEARS ENDED AUGUST 31,
                                                              ------------------------------------------------------
                                                                  1999                1998                  1997
                                                              -------------       -------------        -------------
EARNINGS (LOSS) PER COMMON SHARE
   Basic:

     Income (loss) from continuing operations                 $        0.30       $       (0.92)       $        2.58
     Income from discontinued operations                                 --                  --                 3.64
                                                              -------------       -------------        -------------
     Net income (loss) applicable to common stock             $        0.30       $       (0.92)       $        6.22
                                                              =============       =============        =============
Weighted-average number of common shares outstanding              3,500,557           3,500,557            3,108,510
                                                              =============       =============        =============
   Diluted:
     Income (loss) from continuing operations                 $        0.30       $       (0.92)       $        2.46
     Income from discontinued operations                                 --                  --                 3.48
                                                              -------------       -------------        -------------
     Net income (loss) applicable to common stock             $        0.30       $       (0.92)       $        5.94
                                                              =============       =============        =============
Weighted-average number of common shares
   and common share equivalents outstanding                       3,500,557           3,500,557            3,253,718
                                                              =============       =============        =============



                 See notes to consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           (thousands of dollars, except share and per share amounts)

                                                           COMMON STOCK
                                                           $.01 PAR VALUE
                                                     --------------------------    ADDITIONAL
                                                                                    PAID-IN         RETAINED
                                                        SHARES         AMOUNT       CAPITAL         EARNINGS         TOTAL
                                                     ----------       ---------    ----------      -----------      --------
Balance at August 31, 1996                            3,071,160       $    31       $  6,657        $ 19,163        $ 25,851

Gain on sale of stock of subsidiary                          --            --         13,085              --          13,085

Issuance of warrants in connection with
   commitment received                                       --            --          3,000              --           3,000

Issuance of common stock in connection with
   the exercise of common stock warrants                383,333             4         11,731              --          11,735

Issuance of common stock in connection with
   exercise of stock options                             46,064            --            226              --             226

Net income fiscal 1997                                       --            --             --          19,340          19,340
                                                      ---------       -------       --------        --------        --------
Balance at August 31, 1997                            3,500,557            35         34,699          38,503          73,237

Distribution of MMC common stock in
   connection with spin-off and adjustments
   of receivable from MMC                                    --            --        (21,735)        (27,594)        (49,329)


Net loss fiscal 1998                                         --            --             --          (3,229)         (3,229)
                                                      ---------       -------       --------        --------        --------
Balance at August 31, 1998                            3,500,557            35         12,964           7,680          20,679

Warrants issued                                              --            --            104              --             104

Net income fiscal 1999                                                                                 1,050           1,050
                                                      ---------       -------       --------        --------        --------
Balance at August 31, 1999                            3,500,557       $    35       $ 13,068        $  8,730        $ 21,833
                                                      =========       =======       ========        ========        ========


                 See notes to consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (thousands of dollars, except share amounts)

                                                                                         FOR THE YEARS ENDED AUGUST 31,
                                                                                    ---------------------------------------
                                                                                      1999            1998           1997
                                                                                    -------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                            $     1,050        $ (3,229)       $ 19,340
                                                                                -----------        --------        --------
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Amortization of negative goodwill                                                 --             (53)            (29)
       Charges to allowance for cancellations                                        (5,987)         (5,984)        (10,470)
       Provision for cancellations                                                    5,626           4,827          10,219
       Gain on sale of notes receivable                                                  --            (656)         (2,013)
       Gain on sale of other investments                                               (513)             --              --
       Provision for uncollectible owners' association advances                          --            (403)            275
       Cost of sales                                                                 11,236           9,145           7,493
       Depreciation                                                                   1,979           2,245           1,964
       Gain on sale of subsidiary                                                        --              --          13,085
       Additions to interest only receivables                                            --            (523)         (1,543)
       Amortization of interest only receivables                                        801             452             394
       Repayments on notes receivable, net                                           42,962          36,669          34,243
       Additions to notes receivable                                                (64,112)        (57,789)        (55,469)
       Proceeds from sale of notes receivable                                            --           9,418          30,117
       Purchase of land and timeshare interests                                      (3,651)        (15,614)         (8,911)
       Additions to other receivables                                                    --          (4,193)             --
       Decreases to other receivables                                                    --           8,140              --
       Changes in operating assets and liabilities:
         Decrease in restricted cash                                                     18             355             134
         Increase in other assets                                                    (5,557)         (5,050)         (1,328)
         Increase in deferred selling costs                                            (566)           (566)           (252)
         Increase (decrease) in accounts payable and accrued liabilities               (632)          1,896           1,606
         Increase (decrease) in deposits                                             (2,590)          1,894              12
         Decrease in payable to assignors                                                --              --          (2,579)
         Decrease in accrued income taxes                                              (963)         (1,767)         (3,836)
                                                                                    -------         -------         -------
              Total adjustments                                                     (21,949)        (17,557)         13,112
                                                                                    -------         -------         -------
                  Net cash provided by (used in) operating activities               (20,899)        (20,786)         32,452
                                                                                    -------         -------         -------
NET CASH USED IN DISCONTINUED OPERATIONS                                                 --              --         (19,762)
                                                                                    -------         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                (1,589)         (2,334)         (6,811)
   Proceeds from sale of property and equipment                                          --             359              24
   Additions to other investments                                                      (950)         (2,246)           (769)
   Decreases in other investments                                                       747              --             592
                                                                                    -------         -------         -------
                  Net cash used in investing activities                              (1,792)         (4,221)         (6,964)
                                                                                    -------         -------         -------


                 See notes to consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                  (thousands of dollars, except share amounts)


                                                                                         FOR THE YEARS ENDED AUGUST 31,
                                                                                 ----------------------------------------------
                                                                                     1999              1998             1997
                                                                                 ------------      ---------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                                                         59,047           51,311           38,568
   Reduction of debt                                                               (36,478)         (34,894)         (43,251)
   Increase in additional paid-in capital due to exercise of warrants                   --               --            7,472
   Increase in additional paid-in capital due to exercise of stock options              --               --              223
   Increase in common stock due to exercise of stock options                            --               --                3
   Increase in common stock due to exercise of warrants                                 --               --               13
   Payments on subordinated debt                                                      (465)            (640)          (2,429)
   Increase in subordinated debt                                                       595              667            1,309
                                                                                  --------         --------         --------
              Net cash provided by financing activities                             22,699           16,444            1,908
                                                                                  --------         --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     8           (8,563)           7,634

CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR                                         1,813           10,376            2,742
                                                                                  --------         --------         --------

CASH AND CASH EQUIVALENTS--END OF YEAR                                            $  1,821         $  1,813         $ 10,376
                                                                                  ========         ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
     Interest, net of amounts capitalized                                         $  9,000         $  7,595         $  8,193
                                                                                  ========         ========         ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
   Issuance of warrants                                                           $    104         $     --         $  3,000
                                                                                  ========         ========         ========
   Reduction of subordinated debt to assignors in connection with the
    exercise of 166,666 common stock warrants                                     $     --         $     --         $  4,250
                                                                                  ========         ========         ========


                 See notes to consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


1.  NATURE OF OPERATIONS

         Mego Financial Corp. (Mego Financial) is a premier developer and operator of timeshare properties and a provider of consumer financing to purchasers of timeshare intervals and land parcels through its wholly-owned subsidiary, Preferred Equities Corporation (PEC), established in 1970. PEC is engaged in originating, selling, servicing and financing consumer receivables generated through timeshare and land sales. Mego Financial and its subsidiaries are herein individually or collectively referred to as the Company as the context requires. PEC markets and finances timeshare interests and land in select resort areas. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it hypothecates and services. Mego Financial was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp. In February 1988, Mego Financial acquired PEC, pursuant to an assignment by the Assignors, as defined below, of their contract right to purchase PEC. See Note 2 for further discussion.

         To facilitate its sales of timeshare interests, the Company has entered into several trust agreements. The trustees administer the collection of the related notes receivable. The Company has assigned title to certain of its resort properties in Nevada and its interest in certain related notes receivable to the trustees.

         In 1992, Mego Financial organized a subsidiary, Mego Mortgage Corporation (MMC), which has been a specialized consumer finance company that originates, purchases, sells, securitizes and services consumer loans consisting primarily of conventional uninsured home improvement and debt consolidation loans. After an initial public offering (the IPO) of MMC common stock in November 1996, Mego Financial held 81.3% of the outstanding stock of MMC. On September 2, 1997, Mego Financial distributed all of its remaining 10,000,000 shares of MMC's common stock to Mego Financial's shareholders in a tax-free spin-off (the Spin-off). See Notes 3 and 18.

2.  ACQUISITION OF PREFERRED EQUITIES CORPORATION

         The acquisition of PEC on February 1, 1988, was effected pursuant to an Assignment Agreement, dated October 25, 1987, between Mego Financial and several corporations (Assignors) and a related Assignment and Assumption Agreement (Assignment and Assumption Agreement), dated February 1, 1988, and amended on July 29, 1988, between Mego Financial and the Assignors (collectively, such agreements constitute the Assignment). The acquisition of PEC was accomplished by PEC issuing 2 shares of its common stock to Mego Financial for a purchase price of approximately $50,000. Simultaneously the previously outstanding shares held by others were surrendered and redeemed by PEC at a cost to PEC of approximately $10,463,000 plus fees and expenses, leaving Mego Financial with all of the outstanding shares of PEC.

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

         On March 2, 1995, Mego Financial entered into the Second Amendment to Assignment and Assumption Agreement (Amendment) whereby the Assignors agreed to defer payment of $10,000,000 of the amount payable to Assignors and to subordinate such amount (Subordinated Debt), in right of payment to debt for money borrowed by Mego Financial or obligations of subsidiaries guaranteed by Mego Financial. Warrants (Warrants) for 166,666 shares of Mego Financial common stock, at an exercise price of $25.50 per share (the closing market price per

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


share on March 2, 1995) were granted to the Assignors in consideration of the payment deferral and subordination. The Warrants were exercised in August 1997, in a non-cash transaction, whereby the Subordinated Debt was reduced by $4,250,000. The Amendment calls for interest to be paid semiannually at the rate of 10% per annum starting September 1, 1995, and 7 equal semi-annual payments of $1,429,000 plus interest, which commenced March 1, 1997. However, in connection with the reduction of the Subordinated Debt, payments aggregating $4,250,000 have been deemed paid and the semiannual payments were scheduled to resume in March 1999 with a partial payment in September 1998, pursuant to the Third Amendment to the Assignment and Assumption Agreement. In accordance with the Seventh Amendment to Assignment and Assumption Agreement, the scheduled March 1, 1999 and September 1, 1999 principal payments aggregating $2,857,000 were deferred until February 1, 2000. The Subordinated Debt is collateralized by a pledge of PEC's outstanding stock. See Notes 14 and 18 for further discussion.

3.  DISCONTINUED OPERATIONS

         On September 2, 1997, Mego Financial distributed all of its 81.3% interest in MMC comprised of 10,000,000 shares of MMC's common stock to Mego Financial's shareholders in the Spin-off. MMC's financial results have been accounted for as discontinued operations. In April 1998, an agreement was made to adjust the balance due on a $10,100,000 receivable at August 31, 1997 by a reduction of the income tax portion in the amount of $5,283,000 previously deemed owed by MMC to the Company under a Tax Allocation and Indemnity Agreement dated November 19, 1996 (Tax Agreement) since that amount was no longer payable under that agreement. As of the date of the April 1998 agreement, MMC owed the Company an estimated total of $6,153,000, of which $5,283,000 was the estimated amount due to the Company under the Tax Agreement prior to the Spin-off. An agreement was subsequently made to settle the remaining $870,000 balance due the Company by MMC. In consideration of this settlement, MMC paid the entire amount of $1,574,000, which was separately owed to PEC, in June 1998. Following this transaction, MMC had no outstanding indebtedness to the Company. The net effect of the Spin-off resulted in the Company recording a distribution in the amount of $49,329,000 for financial statement purposes in fiscal 1998.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997



         Operating results of the discontinued operations for the year ended at August 31, 1997 were as follows (thousands of dollars):

Revenues
Gain on sale of loans and mortgage related securities                    $48,641
Interest income, net                                                       3,133
Financial income and other                                                 3,036
                                                                         -------
         Total revenues                                                   54,810
                                                                         -------
Expenses

Operating expenses                                                        25,511
Net provision for credit losses                                            6,300
Interest expense                                                             245
                                                                         -------
         Total expenses                                                   32,056
                                                                         -------
Income before income taxes                                                22,754
Income taxes                                                               9,062
Minority interest in discontinued operations                               2,358
                                                                         -------
Net income from discontinued operations                                  $11,334
                                                                         =======

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation and Basis of Presentation--The accompanying consolidated financial statements include the accounts of Mego Financial and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 1 for further discussion. The accompanying Consolidated Income Statements reflect the operating results of MMC as discontinued operations for fiscal 1997 in accordance with Accounting Principles Board (APB) Opinion No. 30. The footnote information presented herein applies only to the continuing operations of Mego Financial unless otherwise stated. See
Note 3 for further discussion.

         Parent Company Only Basis--At August 31, 1999 and 1998, Mego Financial, on a "parent company only" basis, reflected total assets of $30,467,000 and $29,495,000, respectively, which were comprised principally of its equity investment in subsidiaries of $29,127,000 and $27,294,000, respectively, and liabilities of $4,156,000 and $4,468,000, respectively, excluding subordinated debt. At August 31, 1999 and 1998, liabilities were comprised principally of accrued income taxes of $3,505,000 and $4,468,000, respectively, excluding subordinated debt. At August 31, 1999 and 1998, subordinated debt of $4,478,000 and $4,348000, respectively, was outstanding. See Notes 2 and 18 for further discussion.

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

         Notes Receivable--The basis is the outstanding principal balance of the notes reduced by the allowance for cancellations and discounts. Substantially all of the notes receivable generated by PEC are carried at the lower of cost or market on an aggregate basis by type of receivable.

         Allowance for Cancellations--Provision for cancellations relating to notes receivable is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes receivable. The Company records

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


provision for cancellations at the time revenue is recognized, based upon periodic analysis of the portfolio, collateral values, historical credit loss experience, borrowers' ability to repay and current economic factors. The allowance for cancellations represents the Company's estimate of the future credit losses to be incurred over the lives of the notes receivable. The allowance for cancellations is reduced by actual cancellations experienced, including cancellations related to previously sold notes receivable which were reacquired pursuant to the recourse obligations discussed herein. Such allowance is also reduced to establish the separate liability for the reserve for notes receivable sold with recourse. Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company. The Company's judgment in determining the adequacy of this allowance is based upon a periodic review of its portfolio of notes receivable. These reviews take into consideration changes in the nature and level of the portfolio, current economic conditions which may affect the purchasers' ability to pay, the estimated value of inventory that may be reacquired and overall portfolio quality. Changes in the allowance as a result of such reviews are reflected in the provision for cancellations.

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

         Utility Accounting Policies--The Company, through a wholly-owned subsidiary, provides water and sewer services to customers in the Pahrump valley of Nevada. This subsidiary is subject to regulation by the Public Utilities Commission of Nevada and the Company's accounting policies conform to generally accepted accounting principles as applied in the case of regulated public utilities in accordance with the accounting requirements of the regulatory authority having jurisdiction. Contributions in aid of construction (CIAC) received by the Company from its customers are included as a separate liability and amortized over the period of 9 - 25 years, which represents the estimated remaining useful life of the corresponding improvements. Amortization of CIAC reduces depreciation expense. CIAC is included in accounts payable and accrued liabilities in the amounts of $8,495,000 and $8,264,000 at August 31, 1999 and 1998, respectively.

         Reserve for Notes Receivable Sold with Recourse--Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company. The reserve for notes receivable sold with recourse represents the Company's estimate of the fair value of future credit losses to be incurred over the lives of the notes receivable. Proceeds from the sale of notes receivable sold with recourse were $0, $9,418,000 and $30,117,000 for the years ended August 31, 1999, 1998 and 1997, respectively. A liability for reserve for notes receivable sold with recourse is established at the time of each sale based upon the Company's estimate of the future fair value of the recourse obligation under each agreement of sale and is reviewed on a quarterly basis.

         Income Taxes--The Company utilizes the provisions of SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the Company to adhere to an asset/liability approach for financial accounting and reporting for income taxes. Income tax expense is provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the bases of the balance sheet for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when they are recovered or settled. See Note 15.

         Revenue and Profit Recognition--Timeshare Interests and Land Sales--Sales of timeshare interests and land are recognized and included in revenues after certain "down payment" and other "continuing investment" criteria are

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


met. Land sale revenues are recognized using the deposit method in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The agreement for sale generally provides for a down payment and a note secured by a deed of trust or mortgage payable to the Company in monthly installments, including interest, over a period of up to ten years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for land sales. Land sales usually meet these requirements within eight to ten months from closing, and sales of timeshare interests usually meet these requirements at the time of sale. The sales price, less a provision for cancellation, is recorded as revenue and the allocated cost related to such net revenue of the timeshare interest or land is recorded as expense in the year that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

         All payments received prior to the recognition of the sale as revenue are accounted for as deposits. Selling costs directly attributable to unrecognized sales are accounted for as deferred selling costs until the sale is recognized.

         For land sales made at a location other than at the property, the purchaser may cancel the contract within a specified inspection period, usually five months from the date of purchase, provided that the purchaser is not in default under the terms of the contract. At August 31, 1999, $1,175,000 of recognized sales remain subject to such cancellation. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, all payments are generally retained by the Company.

         If the underlying note receivable is at a "below market" interest rate, a discount is applied to the note receivable balance and amortized over the note's term so that the effective yield is 10%.

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

         Revenue Recognition--Gain on Sale of Notes Receivable--Gain on sale of notes receivable includes the present value of the differential between contractual interest rates charged to borrowers on notes receivable sold by the Company and the interest rates to be received by the purchasers of such notes receivable, after considering the effects of estimated prepayments and a normal servicing fee. The Company retains certain participations in cash flows from the sold notes receivable and generally retains the associated servicing rights. The Company generally sells its notes receivable at par value.

         The present values of expected net cash flows from the sale of notes receivable are recorded at the time of sale as interest only receivables. Interest only receivables are amortized as a charge to income, as payments are received on the retained interest differential over the estimated life of the underlying notes receivable. Interest only receivables are recorded at estimated fair value. Reserve for notes receivable sold with recourse represents the Company's estimate of losses to be incurred in connection with the recourse provisions of the sales agreements and is shown separately as a liability in the Company's Consolidated Balance Sheets.

         In discounting cash flows related to notes receivable sales, the Company defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate which averaged 15% in each of fiscal years 1999, 1998 and 1997. The Company has developed its assumptions based on experience with its own portfolio, available market data and consultation with its financial advisors.

         In determining expected cash flows, management considers economic conditions at the date of sale. In subsequent periods, these estimates may be revised as necessary using the original discount rate, and any losses arising from prepayment and loss experience will be recognized as realized.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997

         Interest Income--Interest income is recorded as earned. Interest income represents the interest earned on notes receivable and short term investments.

         Financial Income--Fees for servicing notes receivable originated or acquired by the Company and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such notes receivable and are recognized when earned. Interest received on notes receivable sold, less amounts paid to investors, is reported as financial income. Capitalized interest only receivables are amortized systematically to reduce income to an amount representing normal servicing income and the present value discount. Late charges and other miscellaneous income are recognized when collected. Costs to service notes receivable are recorded as expense when incurred.

         Timeshare Owners' Associations--The Company incurs a portion of operating expenses of the timeshare owners' associations based on ownership of the unsold timeshare interests at each of the respective timeshare properties. These costs are referred to as Association Assessments and are included in the Consolidated Income Statements in general and administrative expense. Management fees and costs received from the associations are included in other revenues. See Note 18.

         Income (Loss) Per Common Share--Basic income (loss) per common share is based on the net income (loss) applicable to common stock for each period divided by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income applicable to common stock by the weighted-average number of common shares plus common share equivalents. Income (loss) from continuing operations per share, income (loss) from discontinued operations per share and gain on prior discontinued operations per share, are also disclosed due to the Spin-off of MMC. See Note 3. In loss periods, anti-dilutive common share equivalents are excluded.

         Effective September 9, 1999, the Company consummated a one for six reverse stock split for all of the Company's common shares outstanding. All share and per share references have been restated to retroactively show the effect of this reverse stock split.

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

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


         An entity that reports discontinued operations is required to present Basic and Diluted EPS for each of the income related line items. Data utilized in calculating pro forma earnings per share are as follows (thousands of dollars, except share amounts):

                                                                          1999              1998                 1997
                                                                      -----------        -----------          -----------
  Basic:
   Income (loss) from continuing operations                           $    1,050         $    (3,229)         $    8,006
   Income from discontinued operations                                        --                  --              11,334
   Preferred stock dividends                                                  --                  --                  --
                                                                      ----------         -----------          ----------
   Net income (loss)                                                  $    1,050         $    (3,229)         $   19,340
                                                                      ==========         ===========          ==========
   Weighted-average number of common shares outstanding                3,500,557           3,500,557           3,108,510
                                                                      ==========         ===========          ==========

Diluted:
   Income (loss) from continuing operations                           $    1,050         $    (3,229)         $    8,006
   Income from discontinued operations                                        --                  --              11,334
   Preferred stock dividends                                                  --                  --                  --
                                                                      ----------         -----------          ----------
   Net income (loss)                                                  $    1,050         $    (3,229)         $   19,340
                                                                      ==========         ===========          ==========
   Weighted-average number of common shares and common
     share equivalents outstanding                                     3,500,557           3,500,557           3,253,718
                                                                      ==========         ===========          ==========


         The following table reconciles income (loss) from continuing operations, basic and diluted shares and EPS for the following periods (thousands of dollars, except per share amounts):

                                                          FOR THE YEARS ENDED AUGUST 31,
                   ----------------------------------------------------------------------------------------------------------
                                 1999                             1998                                    1997
                   --------------------------------   -------------------------------     -----------------------------------
                                              PER-                              PER-                                   PER-
                      INCOME                 SHARE     INCOME                  SHARE        INCOME                    SHARE
                      (LOSS)      SHARES     AMOUNT    (LOSS)       SHARES     AMOUNT       (LOSS)      SHARES        AMOUNT
                    ----------   --------   -------   ---------   ----------   ------     ----------   --------      --------
Income (loss)
 from
 continuing        $    1,050                         $ (3,229)                             $ 8,006
 operations

BASIC EPS
Income (loss)
 from
 continuing             1,050   3,500,557   $  0.30     (3,229)    3,500,557    $ (0.92)      8,006    3,108,510      $  2.57
 operations          --------   ---------   -------   ---------   ----------    -------   ---------    ---------      -------

Effect of
 dilutive
 securities:
 Warrants                  --          --                   --            --                     --      103,356
 Stock options             --          --                   --            --                     --       41,852
                   ----------  ----------             --------    ----------              ---------    ---------

DILUTED EPS
Income (loss)
 from
 continuing
 operations
 and assumed       $    1,050   3,500,557   $  0.30   $ (3,229)    3,500,557    $ (0.92)  $   8,006    3,253,718      $  2.46
 conversions       ==========  ==========   =======   ========    ==========    =======   =========    =========      =======

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


         The following table reconciles income from discontinued operations, net of tax and minority interest, basic and diluted shares, and EPS for the following periods (thousands of dollars, except share and per share amounts):

                                                           FOR THE YEARS ENDED AUGUST 31,
                                                       -------------------------------------
                                                                      1997
                                                       -------------------------------------
                                                                                   PER-SHARE
                                                         INCOME        SHARES        AMOUNT
                                                       ---------     -----------   ----------
Income from discontinued operations (1)                 $13,692
Less: Minority interest in  discontinued                  2,358
      operations

BASIC EPS
Income from discontinued operations                      11,334        3,108,510    $  3.64
                                                        -------      -----------    =======
Effect of dilutive securities:
    Warrants                                                 --          103,356
    Stock options                                            --           41,852
                                                        -------      -----------

DILUTED EPS
Income from discontinued operations and
    assumed conversions                                 $11,334        3,253,718    $  3.48
                                                        =======      ===========    =======

----------------------
(1)      Net of income taxes of $9,062.

         The following table reconciles the net income (loss) applicable to common shareholders, basic and diluted shares and EPS for the following periods (thousands of dollars, except share and per share amounts):

                                                      FOR THE YEARS ENDED AUGUST 31,
                   ------------------------------------------------------------------------------------------------------
                                1999                             1998                              1997
                   -------------------------------- --------------------------------  -----------------------------------
                                               PER-                             PER-                               PER-
                     INCOME                   SHARE     INCOME                 SHARE        INCOME                SHARE
                     (LOSS)        SHARES     AMOUNT    (LOSS)       SHARES    AMOUNT       (LOSS)     SHARES     AMOUNT
                   -----------   ---------   ------- ------------ ----------- -------     ---------  ---------   -------
Net income           $  1,050                            $(3,229)                         $ 19,340
 (loss)
Less:
 Preferred                 --                                 --                                --
 stock dividends     --------                            -------                          --------

BASIC EPS
Income (loss)
 applicable to
 common
 stockholders           1,050    3,500,557   $  0.30      (3,229)   3,500,557  $(0.92)      19,340   3,108,510   $  6.22
                     --------    ---------   -------      ------    ---------  ------     --------   ---------   -------

Effect of
 dilutive
 securities:
 Warrants                  --           --                    --          --                    --     103,356
 Stock options             --           --                    --          --                    --      41,852
                     --------    ---------                ------    ---------             --------   ---------

DILUTED EPS
Income (loss)
 applicable to
 common
 stockholders
 and assumed
 conversions           $1,050    3,500,557   $  0.30     $(3,229)   3,500,557  $(0.92)     $19,340   3,253,718   $  5.94
                       ======    =========   =======     =======    =========  ======      =======   =========   =======


         At August 31, 1999, the options to purchase 58,916 shares of common stock range from $6.00 to $33.75 per share were outstanding and warrants to purchase 83,333 shares of common stock at $6.00 per share were outstanding. The options and warrants were not included in the computation of diluted EPS because the options' and warrants' exercise price was greater than the average market price of the common shares. The options, which expire on September 2, 2002 through September 22, 2008, and the warrants, which expire on January 1, 2004, were still outstanding at August 31, 1999.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


         Recently Issued Accounting Standards--In June 1997, the FASB issued SFAS No. 131, "Disclosures and Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 established standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS No. 131 is effective for the 1999 fiscal year. In accordance with SFAS No. 131, the Company considers its business to consist of one reportable operating segment. The Company does not allocate revenues and expenses, or assets and liabilities, in a segmented format for internal use or decision-making processes.

         In June 1998, the FASB issued SFAS No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes standards for accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. However, since the Company does not use such financial instruments, SFAS 133 will not have an impact on the Company's financial statements.

         Reclassification--Certain reclassifications have been made to conform prior years with the current year presentation.

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

         Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments at August 31, 1999 and 1998 are set forth below (thousands of dollars):


                                                AUGUST 31, 1999                      AUGUST 31, 1998
                                        --------------------------------    -------------------------------
                                        CARRYING         ESTIMATED FAIR      CARRYING       ESTIMATED FAIR
                                          VALUE              VALUE             VALUE              VALUE
                                        --------         ---------------    ----------       --------------
FINANCIAL ASSETS:
Cash and cash equivalents (a)           $  1,821           $  1,821           $ 1,813           $ 1,813
Notes receivable, net (b)                 69,300             71,900            47,789            48,152
Interest only receivables (c)              2,566              2,566             3,367             3,367

FINANCIAL LIABILITIES:
Notes and contracts payable (d)          104,555            104,555            81,986            81,986

Subordinated debt (a)                      4,478              4,478             4,348             4,348


------------------

(a)      Carrying value is approximately the same as fair value.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


(b) The fair value was estimated by using outstanding commitments from investors adjusted for non-qualified receivables and the collateral securing such receivables.

(c) The fair value was estimated by discounting future cash flows of the instruments using discount rates, default, loss and prepayment assumptions based upon available market data, opinions from financial advisors and historical portfolio experience.

(d) Notes payable generally are adjustable rate, indexed to the prime rate, or to the 90 day London Interbank Offering Rate (LIBOR); therefore, carrying value approximates fair value.

         The fair value estimates were based upon pertinent market data and relevant information on the financial instruments at that time. Because no market exists for a certain portion of the financial instruments, fair value estimates may be based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and historical and other factors. Changes in assumptions could significantly affect the estimates and do not reflect any premium or discount that could result from the bulk sale of the entire portion of the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

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

         Geographic Concentrations--The Company services notes receivable in all 50 states, the District of Columbia and Canada. At August 31, 1999, 26.9% of the dollar value of notes receivable serviced had been originated in California. No other state accounted for more than 10% of the servicing portfolio of the Company's receivables. The risk inherent in such concentrations is dependent upon regional and general economic stability which affects property values and the financial stability of the borrowers. The Company's timeshare and land inventories are concentrated in Nevada, New Jersey, Colorado, and Florida. The risk inherent in such concentrations is in the continued popularity of these resort destinations, which affects the marketability of the Company's products.

         Credit Risk--The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to notes receivable sold under recourse provisions. The outstanding balance of notes receivable sold with recourse provisions totaled $53,797,000 and $71,890,000 at August 31, 1999 and 1998, respectively.

         Interest Rate Risk--The Company's profitability is in part determined by the difference, or "spread," between the effective rate of interest received on the notes receivable originated by the Company and the interest rates payable under its financing facilities to fund the Company's notes receivable and inventory held for sale and the yield required by financial institutions on notes receivable hypothecated or sold. The spread can be adversely affected after a note is originated and while it is held, by increases in the interest rate. Additionally, the fair value of interest only receivables owned by the Company may be adversely affected by changes in the interest rate environment which could affect the discount rate and prepayment assumptions used to value the assets.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997




7.  NOTES RECEIVABLE

         Notes receivable consist of the following (thousands of dollars):


                                                          AUGUST 31,
                                                 ---------------------------
                                                     1999           1998
                                                 -----------     -----------
Related to timeshare sales                       $   52,174      $   32,353
Related to land sales                                31,466          27,839
                                                 ----------      ----------
         Total                                       83,640          60,192
                                                 ----------      ----------
Less:   Allowance for cancellations                 (13,987)        (11,868)
        Discounts                                      (353)           (535)
                                                 ----------      ----------
                                                    (14,340)        (12,403)
                                                 ----------      ----------
              Total                              $   69,300      $   47,789
                                                 ==========      ==========

         The Company provides financing to the purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust or mortgages. These notes receivable are generally payable over a period of up to 12 years, bear interest at rates ranging from 10.0% to 15.5% and require equal monthly installments of principal and interest.

         The Company has entered into financing arrangements with certain purchasers of timeshare interests and land whereby a 5% interest rate is charged if the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. Notes receivable of $5,953,000 and $7,258,000 at August 31, 1999 and 1998, respectively, made under this arrangement are included in the table above. A discount is established to provide for an effective interest rate (currently 10%) on notes receivable bearing no stated interest rate at the time of sale, and is applied to the principal balance and amortized over the terms of the notes receivable. The effective interest rate is based upon the economic interest rate environment and similar industry data.

         The Company is obligated under certain agreements for the sale of notes receivable and certain loan agreements to maintain various minimum net worth requirements. The most restrictive of these agreements requires PEC to maintain a minimum net worth of $25,000,000. PEC's net worth at August 31, 1999 was $27,370,000.

         At August 31, 1999 and 1998, receivables aggregating $77,582,000 and $49,646,000, respectively, were pledged to lenders to collateralize certain of the Company's indebtedness. Receivables which qualify for the lenders' criteria may be pledged as collateral whether or not such receivables have been recognized for accounting purposes. See Note 13 for further discussion.

         Allowance for Cancellations--The Company provides an allowance for cancellations, in an amount which in the Company's judgment will be adequate to absorb losses on notes receivable that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, current and future economic conditions which may affect the obligors' ability to pay and overall portfolio quality. Changes in both the allowance for cancellations and the reserve for notes receivable sold with recourse consist of the following (thousands of dollars):

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997

                                                                      FOR THE YEARS ENDED AUGUST 31,
                                                          -------------------------------------------------
                                                            1999                 1998                1997
                                                          --------            --------            ---------
Balance at beginning of year                              $ 18,488            $ 19,527            $ 19,924
Provision for cancellations                                  5,626               4,827              10,219
Amounts charged to allowance for cancellations and
   reserve for notes receivable sold with recourse          (5,965)             (5,866)            (10,616)
                                                          --------            --------            --------
Balance at end of year                                    $ 18,149            $ 18,488            $ 19,527
                                                          ========            ========            ========
Allowance for cancellations                               $ 13,987            $ 11,868            $ 10,824
Reserve for notes receivable sold with recourse              4,162               6,620               8,703
                                                          --------            --------            --------
            Total                                         $ 18,149            $ 18,488            $ 19,527
                                                          ========            ========            ========

         Number of Notes Receivable Accounts Serviced--The number of notes receivable accounts serviced at August 31, 1999 and 1998, was 17,359 and 16,704, including 5,581 and 7,109, respectively, serviced for others. At August 31, 1999 and 1998, the amount of notes receivable with payment delinquencies of 90 days or more was $9,743,000 and $9,654,000, on serviced accounts, including $38,000 and $182,000, respectively, serviced for others.

         Notes Receivable Serviced and Originated--At August 31, 1999 and 1998, notes receivable serviced were $132,240,000 and $117,150,000 including $33,679,000 and $47,360,000, respectively, serviced for others. Notes receivable originated were $64,112,000 and $57,789,000 for the years ended August 31, 1999 and 1998, respectively.

8.  INTEREST ONLY RECEIVABLES

         Activity in interest only receivables is as follows (thousands of dollars):


                                          FOR THE YEARS ENDED AUGUST 31,
                                      --------------------------------------
                                        1999             1998         1997
                                      --------        --------      --------
Balance at beginning of year          $ 3,367          $ 3,296      $ 2,147
Additions                                  --              523        1,543
Amortization                             (801)            (452)        (394)
                                      -------          -------      -------
Balance at end of year                $ 2,566          $ 3,367      $ 3,296
                                      =======          =======      =======


         As of August 31, 1999 and 1998, interest only receivables consisted of excess cash flows on sold loans totaling $53,797,000 and $71,890,000, respectively, yielding weighted-average interest rates of 12.5%, for both years, net of normal servicing fees and had weighted-average pass-through yields to the investor of 9.2%, for both years. These loans were sold under recourse provisions as described in Note 4.

9.  INVENTORIES

         Timeshare interests held for sale consist of the following (thousands of dollars):

                                                                        AUGUST 31,
                                                              ----------------------------
                                                                  1999             1998
                                                              -----------       ----------
Timeshare interests (including capitalized interest
   of $507 and  $710 in
   1999 and 1998, respectively)                               $    16,874       $  22,845
Timeshare interests not registered (including
   capitalized interest of
   $1,228 and $888 in 1999 and 1998, respectively)                 12,655          12,953
                                                              -----------      ----------
              Total                                           $    29,529      $   35,798
                                                              ===========      ==========

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


         At August 31, 1999 and 1998, 9,146 and 11,273 timeshare interests, respectively, were available for sale. Timeshare units amounting to 62 and 90 representing 3,876 and 4,590 timeshare interests, at August 31, 1999 and 1998, respectively, were awaiting registration. In September 1999, 30 units were converted into 1,530 timeshare interests in Orlando, Florida, and in October 1999, 18 units were converted into 918 timeshare interests in Las Vegas, Nevada. Also, 14 units at Hilltop in Steamboat Springs, Colorado are awaiting registration.

10.  OTHER INVESTMENTS

         Other investments in the following locations, at lower of cost or market, consist of the following (thousands of dollars):


                                             AUGUST 31,
                                      -------------------------
                                          1999          1998
                                      ----------     ----------
Water rights:
   Huerfano County, Colorado          $     543      $    533
   Nye County, Nevada                       413           413
Land:
   Nye County, Nevada                     1,435           721
   Clark County, Nevada                      --            84
Timeshare project:
   Biloxi, Mississippi                    2,380         2,257
Other                                       340           387
                                      ---------      --------
              Total                   $   5,111      $  4,395
                                      =========      ========

11.  PROPERTY AND EQUIPMENT

         Property and equipment and related accumulated depreciation, consist of the following (thousands of dollars):


                                                             AUGUST 31,
                                                  ------------------------------
                                                      1999              1998
                                                  -----------      -------------
Water and sewer systems                           $    18,438      $     17,450
Furniture and equipment                                 5,915             5,330
Buildings                                               9,868             9,745
Vehicles                                                2,840             2,812
Recreational facilities and equipment                   1,050             1,050
Land                                                    1,344             1,342
Leasehold improvements                                    357               340
                                                  -----------      ------------
                                                       39,812            38,069
Less:  Accumulated depreciation                       (16,252)          (14,119)
                                                  -----------      ------------
              Total                               $    23,560      $     23,950
                                                  ===========      ============


                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997



12.  OTHER ASSETS

         Other assets consist of the following (thousands of dollars):

                                                                            AUGUST 31,
                                                               ------------------------------
                                                                     1999              1998
                                                               -------------    -------------
Amount withheld from Marine Midland loan sales                 $      2,198      $      2,105
Trust deed's clearing account                                         1,851             1,759
Owners' association receivables                                       1,398                --
Cash surrender value of split-dollar life insurance plan              1,330             1,263
Prepaid expenses                                                        901               422
Interest receivable                                                     838               466
Deposits and impounds                                                   696               404
Ramada license                                                          567               667
White Sands HOA maintenance fees receivable                             448               442
Inventories                                                             415               424
Other                                                                 2,065             2,203
                                                               ------------      ------------
              Total                                            $     12,707      $     10,155
                                                               ============      ============


13.  NOTES AND CONTRACTS PAYABLE

         The Company's debt including lines of credit consists of the following (thousands of dollars):


                                                                                    AUGUST 31,
                                                                             -----------------------
                                                                                 1999         1998
                                                                              ----------    --------
 Notes collateralized by receivables
    Borrowings bearing interest at prime plus 2% in 1999 and 1998
      including "lines of credit"                                             $ 67,457      $42,793
Mortgages collateralized by real estate properties (1)
    Mortgages collateralized by the respective underlying
    assets with various repayment terms and fixed interest
    rates of 8% in 1999 and variable rates of prime plus
    2% to 3% and 90 day LIBOR plus 4.25% in 1999 and 1998                       35,846       37,393
Installment contracts and other notes payable                                    1,252        1,800
                                                                              --------      -------
             Total                                                            $104,555      $81,986
                                                                              ========      =======

(1) Includes $2,790,000 of separate mortgage borrowings not under the lines of credit.

         The prime rate of interest was 8.25% and the 90 day LIBOR was 5.50% at August 31, 1999.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997

         Lines of Credit--PEC is the borrower under 6 agreements for lines of credit with 5 lenders not to exceed $135,334,000 which are collateralized by security interests in timeshare and land receivables and are guaranteed by the Company. At August 31, 1999 and 1998, an aggregate of $101,571,000 and $77,396,000 had been borrowed under these lines, respectively. Under the terms of such lines of credit, PEC may borrow 70% to 90% of the balances of the pledged timeshare and land receivables. Summarized line of credit information relating to these six lines of credit outstanding at August 31, 1999, consist of the following (thousands of dollars):

         BORROWING            MAXIMUM
         AMOUNT AT          OUTSTANDING         REVOLVING
      AUGUST 31, 1999         AMOUNT         EXPIRATION DATE (a)       MATURITY DATE             INTEREST RATE
      ---------------      -----------  ------------------------     -------------------     -----------------------
      $    65,682          $   75,000   (b) May 15, 2000              Various                Prime  +   2.0 - 2.25%
            4,278              15,000   (c) May 31, 2000              Various                Prime  +   2.0%
           14,734              17,000   (d) June 30, 2001             Various                LIBOR  +   4.0 - 4.25%
            6,914              13,000   (d) December 31, 1999*        December 31, 2000      LIBOR  +   4.0 - 4.25%
            3,834              10,000   (e)                           July 31, 2000          Prime  +   2.0 - 2.25%
            6,129              11,500   (f) June 30, 2000             Various                Prime  +   2.0 - 3.00%
       ----------
      $   101,571
      ===========

* The lender has agreed to continue the revolver during negotiations for renewal--see note (a).

(a) Revolving expiration dates represent the expiration of the revolving features of the lines of credit, at which time the credit lines become loans with fixed maturities. As is customary, the Company is negotiating for extension of the revolving period expiring in fiscal year 2000.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $20,000,000 with such amount increasing each fiscal quarter after August 31, 1997 by an amount equal to 50% of PEC's consolidated net income for each quarter up to a maximum requirement of $25 million. New restrictions, commencing with the fiscal quarter ending November 30, 1998, include: PEC's requirements to maintain costs and expenses for marketing and sales, and general and administrative expenses relating to net processed sales for each fiscal quarter; and, PEC's requirement to maintain a minimum net processed sales requirement for each fiscal quarter. In addition, commencing with the fiscal quarter ending August 31, 1999, include PEC's requirement not to exceed a ratio of 4:1 of consolidated total liabilities to consolidated tangible net worth. At August 31, 1999, $44,683,000 of loans secured by receivables were outstanding related to financings at prime plus 2%, of which $31,539,000 of loans secured by land receivables mature May 15, 2010 and $13,144,000 of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes $6,356,000 in acquisition and development (A&D) financing maturing July 1, 2003 for the corporate office buildings, which is an amortizing loan, and real estate loan with an outstanding balance of $1,174,000 maturing March 20, 2000, all bearing interest at prime plus 2.25%. The remaining A&D loans, receivables loans, and a resort lobby loan outstanding of $13,469,000 million are at prime plus 2% and mature at various dates through February 20, 2001.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25,000,000 during the life of the loan. These credit lines include available financing for A&D and receivables. At August 31, 1999, $843,000 was outstanding under the A&D loan which matures on June 30, 2004, and $3,435,000 maturing May 31, 2004 was outstanding under the receivables loan

(d) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17,000,000 during the life of the loan. These credit lines include available financings for A&D and receivables. At August 31, 1999, $1,091,000 was outstanding under the A&D loans which have maturity dates of December 31, 2000 and June 30, 2001, and bear interest at the 90-day London Interbank Offering Rate (LIBOR) plus 4.25%. The available receivable financings, of which $13,643,000 was outstanding at May 31, 1999, are all at 90-day LIBOR plus 4% and have maturity dates of June 5, 2005 and August 5, 2005.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


(e) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25,000,000. The revolving receivable line was paid in full in September 1999. The A&D loan is due in full by February 1, 2000.

(f) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $15,000.000. This credit line is for the purpose of financing receivables, of which $2,129,000 million was outstanding at August 31, 1999 in respect to the receivable debt, and a real estate loan of $4,000,000 with a maturity date of August 31, 2000. The maturity date for the receivable debt is May 31, 2004.

         Maturities--Scheduled maturities of the Company's notes and contracts payable are as follows (thousands of dollars):

                  YEARS ENDING AUGUST 31,
                  -----------------------
                  2000...............................................................   $   8,012
                  2001...............................................................      21,133
                  2002...............................................................         549
                  2003...............................................................       1,282
                  2004...............................................................       6,691
                  Thereafter.........................................................      66,888
                                                                                        ---------
                                                                                        $ 104,555
                                                                                        =========

------------------

14.  SUBORDINATED DEBT

         On March 2, 1995, Mego Financial entered into the Amendment whereby the Assignors agreed to defer payment of $10,000,000 of the amount payable to Assignors and to subordinate such amount, constituting Subordinated Debt, in right of payment to debt for money borrowed by Mego Financial or obligations of subsidiaries guaranteed by Mego Financial. Warrants for 166,666 shares of Mego Financial common stock, at an exercise price of $25.50 per share (the closing market price per share on March 2, 1995) were granted to the Assignors in consideration of the payment deferral and subordination. The Warrants were exercised in August 1997 in a non-cash transaction whereby the Subordinated Debt was reduced by $4,250,000. The Amendment calls for interest to be paid semi-annually at the rate of 10% per annum starting September 1, 1995, and semi-annual payments of $1,429,000 plus interest, which commenced March 1, 1997. In connection with the exercise of Warrants, payments aggregating $4,250,000 were deemed paid and the semiannual payments were scheduled to resume in March 1999 (subsequently deferred until February 1, 2000) with a partial payment in September 1998. In accordance with the Seventh Amendment to Assignment and Assumption Agreement, the scheduled March 1, 1999 and September 1, 1999 principal payments aggregating $2,857,000 were deferred until February 1, 2000. Interest of $430,000 on Subordinated Debt was paid during fiscal 1999. The Subordinated Debt is collateralized by a pledge of PEC's outstanding stock. See
Note 2 for further discussion. The following table represents Subordinated Debt activity (thousands of dollars):


                                       FOR THE YEARS ENDED AUGUST 31,
                                       ------------------------------
                                            1999             1998
                                       ------------       -----------
Balance at beginning of year           $     4,348        $     4,321
Accreted interest                              595                667
Less:  Interest payments                      (429)              (640)
       Principal paydowns                      (36)                --
                                       -----------        -----------
 Balance  at end of year               $     4,478        $     4,348
                                       ===========        ===========

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


15.  INCOME TAXES

         Mego Financial files a consolidated federal income tax return with its subsidiaries for its tax year which ends the last day of February.

         The benefit for fiscal 1998 and from continuing operations recorded for fiscal 1997 is primarily a result of the use of net operating loss (NOL) carryforwards which were previously fully reserved and currently are used to offset income on a consolidated basis. In addition, due to changes in facts and circumstances determined in fiscal 1997, certain income tax liability reserves recorded in prior periods were reversed, resulting in a deferred tax liability.

         Deferred income taxes shown in Balance Sheets as Accrued Income Taxes, reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) temporary differences between the timing of revenue recognition for book purposes and for income tax purposes, and
(c) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax, shown on Balance Sheets as Accrued Income Taxes, as of August 31, 1999 and 1998 are as follows (thousands of dollars):

                                                                              AUGUST 31,
                                                                    ------------------------------
                                                                      1999                 1998
                                                                     -------              -------
Deferred tax liabilities:
    Timing of revenue recognition                                    $14,368              $20,651
                                                                     -------              -------
                                                                      14,368               20,651
                                                                     -------              -------
Deferred tax assets:
    Difference between book and tax carrying value of assets          10,569               14,007
    Other                                                                294                2,176
                                                                     -------              -------
                                                                      10,863               16,183
                                                                     -------              -------
                  Net deferred income tax                            $ 3,505              $ 4,468
                                                                     =======              =======



         The provision for income taxes as reported is different from the tax provision computed by applying the statutory federal rate of 34%. The differences are as follows (thousands of dollars):

                                                                  1999               1998                1997
                                                                 -----             -------             --------
Income (loss) from continuing operations before
income taxes                                                     $ 220             $(5,197)            $ (4,656)
                                                                 =====             =======             ========
Tax at the statutory federal rate                                $  75             $(1,767)            $ (1,583)
Decrease in income taxes resulting from
   application of NOL carryforwards and changes in
     certain income tax liability reserves                        (905)               (201)             (11,079)
                                                                 -----             -------             --------
         Total                                                   $(830)            $(1,968)            $(12,662)
                                                                 =====             =======             ========

         The income tax provision applied to discontinued operations exceeds the statutory federal rate primarily due to state income taxes.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


16.  STOCKHOLDERS' EQUITY

         Mego Financial has a stock option plan (Stock Option Plan), adopted November 1993, amended September 9, 1997, and amended and restated as of September 16, 1998 by approval of shareholders, for officers, key employees and directors which provides for non-qualified and qualified incentive options. The Stock Option Committee of the Board of Directors determines the option price (not to be less than fair market value for qualified incentive options) at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option generally at the cumulative rate of 20% per year for three years from the date of grant, and the remaining 40% at the end of the fourth year. In August 1997, in connection with the Spin-off of MMC, the Stock Option Committee vested all options previously granted, excluding those granted subsequent to February 26, 1997. On September 23, 1998, an additional 18,500 incentive and non-incentive stock options were granted under the Stock Option Plan. In addition, the exercise prices of 50,750 of options issued on September 2, 1997 were revised from $18.75 per share to $6.00 per share (restated for the one for six reverse stock split effective September 9, 1999), which represented the fair value at date of repricing.

         The following table sets forth shares reserved and options exercised, granted and forfeited for the following periods:

                                                       NUMBER OF
                               RESERVE SHARES           OPTIONS          PRICE PER SHARE
                              ----------------     ----------------     ------------------
At August 31, 1996                     86,500               80,000      $   15.00 /52.50
Exercised                             (75,833)             (75,833)     $   15.00 /52.50
Forfeited                                   -               (8,333)     $   40.50 /48.00
Granted                                83,333               11,666      $   33.75 /40.50
                              ---------------      ---------------      ----------------

At August 31, 1997                     94,000                7,500      $          33.75
Exercised                                  --                   --      $             --
Forfeited                                  --               (8,167)     $  18.75 / 33.75
Granted                                    --               58,083      $  18.75 / 20.63
                              ---------------      ---------------      ----------------

At August 31, 1998                     94,000               57,416      $  18.75 / 33.75
Exercised                                  --                   --      $             --
Forfeited                                  --              (17,000)     $   6.00 / 18.75
Granted                                    --               18,500      $           6.00
                              ---------------      ---------------      ----------------
At August 31, 1999                     94,000               58,916      $     6.00/33.75
                              ===============      ===============      ----------------

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

         Stock options granted under Mego Financial's Stock Option Plan are qualified and unqualified stock options that: (1) are generally granted at prices which are equal to the fair value of the stock on the date of grant; (2) generally subject to a grantee's continued employment with the Company, vest at various periods over a four-year period; and (3) generally expire ten years subsequent to the award.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


         A summary of the status of Mego Financial's stock options granted under the Stock Option Plan as of August 31, 1999, 1998 and 1997 and the changes during the year is presented below:

                                            AUGUST 31, 1999               AUGUST 31, 1998              AUGUST 31, 1997
                                       -------------------------     -------------------------     -----------------------
                                                      WEIGHTED-                     WEIGHTED-                    WEIGHTED
                                                      AVERAGE                       AVERAGE                      AVERAGE
                                                      EXERCISE                      EXERCISE                     EXERCISE
                                        SHARES         PRICE          SHARES         PRICE         SHARES         PRICE
                                        -------      ---------       -------       ---------       -------     ---------
Outstanding at beginning of year         57,416      $   9.22          7,500       $  33.75         80,000     $   22.48
Granted                                  18,500          6.00         58,083           6.00         11,666         36.16
Exercised                                    --            --             --             --         75,833         21.07
Forfeited                                17,000          6.00          8,167           6.00          8,333         44.25
                                         ------         -----         ------         ------         ------        ------
Outstanding at end of year               58,916          9.14         57,416           9.22          7,500         33.75
                                         ======         =====         ======         ======         ======        ======
Options exercisable at end of             9,783         13.56             --             --             --            --
year                                     ======         =====         ======         ======         ======        ======

         The fair value of each option granted during fiscal 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (1) dividend yield of zero; (2) expected volatility of 35.0% for 1999 and 65.0% for 1998 and 59.3% for 1997 (3) risk-free interest rate of 6% for 1999, 1998 and 1997 and; (4) expected life of 7 years. The weighted-average fair value of options granted during 1999, 1998 and 1997 were $1.63, $4.09 and $7.55, respectively. As of August 31, 1999, there were 58,916 options outstanding which have exercise prices ranging from $6.00 to $33.75 per common share and a weighted-average remaining contractual life of 8 years.

         Had compensation cost for Mego Financial's fiscal 1999, 1998 and 1997 grants for stock options been determined consistent with SFAS 123, the Company's pro forma net income and pro forma net income per common share for fiscal 1999, 1998 and 1997 would approximate the pro forma amounts below (thousand of dollars, except per share amounts):

                                         AUGUST 31, 1999              AUGUST 31, 1998              AUGUST 31, 1997
                                   -------------------------   --------------------------   -------------------------
                                   AS REPORTED    PRO FORMA     AS REPORTED    PRO FORMA     AS REPORTED    PRO FORMA
                                   -----------   -----------   -------------  -----------   ------------  ------------
Net income (loss) applicable to
   common stock                    $    1,050     $     850     $   (3,229)   $ (3,333)     $  19,340     $  19,042

Net income (loss)  per common
   share:
     Basic                               0.30          0.24          (0.92)      (0.95)          6.22          6.13
     Diluted                             0.30          0.24          (0.92)      (0.95)          5.94          5.85

         In addition to the 166,666 warrants exercised as described in Note 14, an additional 216,667 warrants were exercised in August 1997 for $7,485,000. As of August 31, 1999, there were 83,333 warrants outstanding.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


17.  TIMESHARE INTEREST SALES AND LAND SALES

         Timeshare interest sales, net -- A summary of the components of timeshare interest sales is as follows (thousands of dollars):

                                                    FOR THE YEARS ENDED AUGUST 31,
                                           --------------------------------------------
                                             1999              1998               1997
                                           ---------         --------          --------
Timeshare interest sales                   $ 45,830          $ 41,449          $ 39,850
Less:  Provision for cancellations           (4,568)           (3,736)           (7,597)
                                           --------          --------          --------
                  Total                    $ 41,262          $ 37,713          $ 32,253
                                           ========          ========          ========

         Land sales, net -- A summary of the components of land sales is as follows (thousands of dollars):

                                                    FOR THE YEARS ENDED AUGUST 31,
                                             ------------------------------------------
                                               1999              1998             1997
                                             --------          --------        --------
Land sales                                   $ 17,037          $ 14,903        $ 19,248
Less:  Provision for cancellations             (1,058)           (1,091)         (2,622)
                                             --------          --------        --------
                  Total                      $ 15,979          $ 13,812        $ 16,626
                                             ========          ========        ========

         The following table reflects the maturities of receivables from land sales for each of the five years after August 31, 1999 (thousands of dollars):

                                    2000               2001             2002              2003              2004
                               -----------       -----------       ---------         ----------         ---------
Land receivables maturities    $     388         $      482        $   1,971         $   1,149          $  1,448

         The range of interest rates are from 0% to 15.0% and the weighted-average interest rate at August 31, 1999 was 11.7%.

         The delinquency information related to land loans at August 31, 1999 is as follows (thousands of dollars):

                                 PRINCIPAL BALANCE    % OF LOANS SERVICED
                                 -----------------    -------------------
                  30 - 59 days       $   1,312                1.0%
                  60 - 90 days             831                 .6
                  Over 90 days           3,299                2.5

         The estimated total costs and expenditures for improvements on these loans for the next five years are deemed immaterial for disclosure purposes at August 31, 1999. No material obligations for future improvements on land existed at August 31, 1999.

18.  RELATED PARTY TRANSACTIONS

         Timeshare Owners' Associations--Owners' Associations have been incorporated for the Grand Flamingo, Reno Spa, Brigantine, Steamboat Springs, Aloha Bay and Orlando timesharing resorts. The respective Owners' Associations are independent not-for-profit corporations. PEC acts as the managing agent for these Owners' Associations and the White Sands Waikiki Resort Club, which is a division of PEC, (Associations) and has received management fees for its services of $2,540,000, $2,388,000 and $2,198,000 in 1999, 1998 and 1997,
respectively. Such fees were recorded under the caption of other revenue. The expenses of PEC for management of each timeshare resort are incurred to preserve the integrity of the property and the portfolio performance on an on-going basis beyond the end of the sales period. The owners of timeshare interests in each Association are responsible for payment to the Associations of assessments, which are intended to fund all of the operating expenses at each of the

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997

resort facilities. The Company's share of the Association Assessments, based on unsold inventory owned, net of room income, was $968,000, $1,677,000 and $1,589,000 for 1999, 1998 and 1997, respectively, and have been recorded under the caption general and administrative expense. The Company has in the past financed budget deficits of the Associations as is reflected in the receivable from such Associations, but is not obligated to do so in the future, except in its Florida resorts. The Public Offering Statements for the Indian Shores and Orlando resorts contain a provision whereby PEC guarantees that the annual assessment fees will not exceed a specified amount, in which case PEC agrees to pay any monetary deficiencies. These guarantees are effective through the Associations' calendar year of December 31, 1999, and at the option of PEC, may be extended by PEC annually thereafter. In fiscal 1999, PEC financed a budget deficit of $247,000 and $92,000 for the Owners' Association at Indian Shores and Orlando, respectively.

         The Company has agreed to pay to the Associations the annual assessments fees of timeshare interest owners who are delinquent with respect to such fees, but have paid the Company in full for their timeshare interests. In exchange for the payment by the Company of such fees, the Associations assign their liens for non-payment on the respective timeshare interests to the Company. In the event the timeshare interest holder does not satisfy the lien after having an opportunity to do so, the Company acquires a quitclaim deed or forecloses on and acquires the timeshare interest for the amount of the lien and any related foreclosure costs.

         At August 31, 1999 and 1998, $1,398,000 was due from Owners Associations, and $1,334,000 was due to Owners' Associations, respectively. The $1,398,000 is included under the caption of other assets at August 31,1999 and the $1,334,000 is included under the caption accounts payable and accrued liabilities at August 31, 1998.

         Payments to Assignors--Certain transactions have been entered into with the Assignors, who are affiliates of certain officers and directors of the Company, and these transactions are more fully described in Notes 2 and 14. During the year ended August 31, 1997, approximately $2,796,000, including interest of $218,000 was paid to the Assignors. There were no principal payments to the Assignors for the years ended August 31, 1999 and 1998.

         Subordinated Debt--See Note 14.

         Transactions with MMC--In November 1996, MMC consummated the IPO and as a result, the Company's ownership of MMC was reduced to approximately 81.3% of the outstanding common stock. On September 2, 1997, Mego Financial distributed all of its 10,000,000 shares of MMC's common stock to Mego Financial's shareholders in the Spin-off. To fund MMC's past operations and growth and in conjunction with the consolidated income tax returns, MMC incurred debt to the Company and its subsidiary PEC. The amount of intercompany debt was $10,100,000 at August 31, 1997 of which $3,400,000 was paid to by MMC in October 1997 together with $500,000 advanced by the Company to MMC in September 1997. Subsequently, separate agreements were made in April and June 1998 to adjust by reductions the remaining $6,153,000 indebtedness, since the major portion was no longer payable under the Tax Sharing and Indemnity Agreement between the Company and MMC. Under these agreements, MMC paid $1,574,000 which was separately owed to PEC. Following this transaction, MMC had no outstanding indebtedness to the Company.

         Management Services Provided by PEC. MMC and PEC were parties to a management services arrangement pursuant to which certain executive, accounting, legal, management information, data processing, human resources, advertising and promotional personnel of PEC provided services to MMC on an as needed basis. For the years ended August 31, 1998 and 1997, approximately $616,000 and $967,000, respectively, of the salaries and expenses of certain employees of PEC were attributable to and paid by MMC in connection with services rendered by such employees to MMC. This agreement was terminated by agreement during fiscal 1998.

         Servicing Agreement between PEC and MEC. For the years ended August 31, 1998 and 1997 MMC paid servicing fees to PEC of approximately $2,008,000 and $1,766,000, respectively. MMC entered into a servicing agreement with PEC, providing for the payment of servicing fees at an annual rate of 50 basis points on the principal balance of loans serviced per year. The Servicing Agreement was modified effective September 1, 1997, to provide for the payment of servicing fees at an annual rate of 40 basis points on the principal balance of loans serviced per year, reduced to 35 basis points per year in January 1998. For the years ended August 31, 1998 and 1997, MMC incurred interest expense in the amount of $29,000 and $16,000 respectively, related to fees payable to PEC for these services. The interest rates were based on PEC's average cost of funds and equaled 10.46% in 1998 and 10.48% in 1997. As of August 31, 1998, PEC no longer serviced loans for MMC.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


19.  COMMITMENTS AND CONTINGENCIES

         Future Improvements--Central Nevada Utilities Company (CNUC), a subsidiary, has issued performance bonds of $2,943,000 outstanding at August 31, 1999, to ensure the completion of water, sewer and other improvements in portions of the Calvada development areas. The cost of the improvements will be offset by the future receipt of betterment fees and connection fees.

         Leases--The Company leases certain real estate for sales offices. The Company also leases its Hawaii real estate for timeshare usage. Rental expense for fiscal 1999, 1998 and 1997 was $2,112,000, $2,035,000 and $2,339,000,
respectively. Future minimum rental payments under operating leases are set forth below (thousands of dollars):

        FOR THE YEARS ENDING AUGUST 31,
        -------------------------------
                  2000                             $         2,792
                  2001                                       1,538
                  2002                                         679
                  2003                                         267
                  2004                                         236
                  Thereafter                                 1,073
                                                   ---------------
                      Total                        $         6,585
                                                   ===============

Litigation--Following the Company's November 10, 1995 announcement disclosing certain accounting adjustments, an action was filed on November 13, 1995, in the United States District Court, District of Nevada (Court) by Christopher Dunleavy, as a purported class action against the Company, certain of the Company's officers and directors and the Company's independent auditors. On November 16, 1995, a second action was filed in the Court by Alan Peyser as a purported class action against the Company and certain of its officers and directors. Each complaint alleged, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of the Company's financial reports issued in 1994 and 1995, including certain financial statements reported on by the Company's independent auditors. The Dunleavy complaint also alleged that one of the director defendants violated the federal securities laws by engaging in "insider trading." The named plaintiff in the Dunleavy action sought to represent a class consisting of purchasers of Mego Financial's common stock between January 14, 1994 and November 9, 1995. The named plaintiff in the Peyser action sought to represent a class consisting of purchasers of Mego Financial's common stock between November 28, 1994 and November 9, 1995. Each complaint sought damages in an unspecified amount, costs, attorney's fees and such other relief as the Court may deem just and proper. On or about June 10, 1996, the Dunleavy and Peyser actions were consolidated under the caption "In re Mego Financial Corp. Securities Litigation," Master File No. CV-9-95-01082-LD (RLJ), pursuant to a stipulation by the parties.

         On December 26, 1996, a third action was filed in the Court by Michael Nadler as a purported class action. The Nadler complaint asserts claims substantially similar to those in the Dunleavy and Peyser Actions. On April 23, 1998, counsel for the plaintiffs in the Dunleavy and Peyser actions, and counsel for the defendants filed in the Court a Stipulation and Agreement of Settlement (the Settlement Agreement) in accordance with a prior Memorandum of Understanding dated May 12, 1997. The Settlement Agreement, which was subject to a number of conditions, including approval by the Court, calls for certification, for settlement purposes only, of a class consisting of all

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


purchasers of Mego Financial stock (excluding the defendants and their respective directors, executive officers, partners and affiliates and their respective immediate families, heirs, successors and assigns) during the period from January 14, 1994 through November 9, 1995, inclusive, for creation of a settlement fund of $1.725 million to be distributed to the class, for the dismissal of all claims asserted in the actions with prejudice and for certain releases to defendants. The Company contributed $225,000 of the settlement amount, which payment did not have a material adverse effect on the Company. On October 19, 1998, the Court issued a Final Judgment and Order of Dismissal with Prejudice, approving the Settlement Agreement, which will not become final until the Effective Date, which is the date following either the expiration of any appeal period without appeal, the date following the affirmation of the Final Judgment on appeal, and on which such Final Judgment is no longer subject to further judicial review. On November 13, 1998, Michael Nadler, who had filed objections to the settlement, filed a Notice of Appeal from the Final Judgment and Order of Dismissal with Prejudice and certain other orders of the Court. In the event, for any reason, the Final Judgment is vacated, the Company believes that it has substantial defenses to all of the complaints that have been filed against it described above. However, the Company presently cannot predict the outcome of this matter.

         On February 23, 1998, an action was filed in the United States District Court for the Northern District of Georgia, Civil Action No.1:98CV0593-CAM, by Robert J. Feeney, plaintiff, as a purported class action against Mego Mortgage Corporation (MMC), a former subsidiary of the Company now known as Altiva Financial Corporation, and Jeffrey S. Moore, the former President and Chief Executive Officer of MMC. The complaint alleges, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of MMC's financial statements. The named plaintiff seeks to represent a class consisting of purchasers of the common stock of MMC between April 11, 1997 and December 18, 1997, and seeks such other relief as the Court may deem just and proper. An amended complaint was filed in such matter on or about June 29, 1998, which amended complaint, among other things, adds Mego Financial as a defendant, adds John Cole, Trent Hildebrand, Burt W. Price and Frank J. Murphy as plaintiffs and alleges an expansion of the purported class to certain purchasers of MMC's common stock from April 11, 1997 through May 20, 1998. However, the Company was not the parent company of MMC at the time when the majority of the matters which are cited in the above-described action occurred. On April 8, 1999, the court conditionally dismissed the Amended Complaint and ordered plaintiff to move the Court for leave to file a second amended complaint. On May 10, 1999, plaintiff filed a Second Amended Class Action Complaint. In response, on July 19, 1999, defendants filed a motion to dismiss the Second Amended Class Action Complaint, which motion is still pending. The Company does not believe that any judgment obtained will have a material adverse effect on the Company's or PEC's business or financial condition.

         On August 27, 1998, an action was filed in Nevada District Court, County of Clark, No. A392585, by Robert and Jocelyne Henry, husband and wife individually and on behalf of all others similarly situated against PEC, PEC's wholly-owned subsidiary, CNUC, and certain other defendants. The plaintiffs' complaint asked for class action relief claiming that PEC and CNUC were guilty of: breach of contract; unjust enrichment; customer fraud; and bait and switch tactics as a result of a solicitation of betterment fees pursuant to a letter sent to certain lot owners by PEC on January 26, 1995 (Letter). The Letter was sent to approximately 1,400 lot owners stating that their lots would be buildable by April 1, 1995 as a result of sewer and water lines being run near their respective lots. The Letter offered to accept a betterment fee payment in the amount of $2,380 per lot prior to an increase in betterment fees. The plaintiffs paid the fee and claimed they did not have a buildable lot as sewer and water lines did not reach their property. The court determined that plaintiffs had not properly pursued their administrative remedies with the Nevada Public Utilities Commission (PUC) and dismissed plaintiffs' amended complaint, without prejudice, pending plaintiffs' exhaustion of their administrative remedies before the PUC. Notwithstanding plaintiffs' appeal of the dismissal, plaintiff filed for administrative relief with the PUC. On November 17, 1999, the PUC found that CNUC, the only defendant over which the PUC has jurisdiction, was not in violation of any duties owed the plaintiffs or otherwise in violation of CNUC's approved tariffs Only approximately 350 customers accepted the offer presented in the Letter and a number of those customers own lots that are currently buildable. The Company does not believe that the litigation will result in a material judgment against PEC or CNUC or any other defendant.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


         On May 10, 1999, an action was filed in the Supreme Court of the State of New York, County of New York, No. 99-109707, by Mo Yossin, as a purported class action against the Company and certain of its officers and directors. The Complaint alleged that the defendants are breaching or have breached their fiduciary duty by acting to put their interests ahead of the interests of the Company's public shareholders, specifically by failing and refusing to attempt to maximize stockholder value and failing to seek a purchaser of the Company and/or any and all of its various assets or divisions at the best price obtainable. The Complaint seeks preliminary and permanent injunctive and declaratory relief preventing defendants from depriving plaintiff of his right to realize the full and fair value of his stock and unspecified monetary damages. In November 1999, the plaintiff and the defendants executed a stipulation, voluntarily discontinuing and dismissing the action, which stipulation was approved by order of the court on October 25, 1999.

         On August 9, 1999, an action was filed in Nevada District Court, County of Clark, No. A407152, by a dissident director and a former director of the Grand Flamingo Towers Owners Association purporting to act on behalf of the Association. The complaint alleges, among other things, breach of a fiduciary duty by the defendant with respect to the management agreement between the plaintiff and defendant. In particular, plaintiff is seeking rescission of the management agreement, an injunction requiring the defendant to turn over plaintiff's property held as plaintiff's manager, imposition of a constructive trust on plaintiffs funds and profits received and held by the defendant as plaintiff's manager, and an accounting of profits and property obtained by the defendant as plaintiff's manager. The Company has filed an answer denying all liability and does not believe a determination in favor of the plaintiff will result in a material judgment against the Company.

         In the general course of business the Company, at various times, has been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the business or financial condition of the Company.

         Contingencies--At August 31, 1999, irrevocable letters of credit in the amount of $310,000 were issued and outstanding to secure certain obligations of the Company. These letters are collateralized by notes receivable in the amount of $444,000.

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

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997





20.  QUARTERLY FINANCIAL DATA (unaudited)

         The following tables reflect consolidated quarterly financial data for the Company for the fiscal years ended August 31, 1999 and 1998 (thousands of dollars, except share and per share amounts):

                                                                                      FOR THE THREE MONTHS ENDED
                                                           -------------------------------------------------------------------------
                                                              AUGUST 31,           MAY 31,          FEBRUARY 28,        NOVEMBER 30,
                                                                1999                1999                1999                1998
                                                            -----------         -----------         -----------         -----------
REVENUES:
Net timeshare interest and land sales                       $    16,869         $    15,754         $    12,077         $    12,541
Gain on sale of other investments                                    --                  --                  --                 513
Interest income                                                   2,694               2,672               1,952               1,992
Financial income and other                                        1,861               1,901               1,857               1,819
                                                            -----------         -----------         -----------         -----------
       Total revenues                                            21,424              20,327              15,886              16,865
                                                            -----------         -----------         -----------         -----------

EXPENSES:
Direct costs of timeshare interest and

  land sales                                                      3,280               3,260               2,362               2,334
Operating expenses                                               14,520              13,550              12,142              13,564
Interest expense                                                  2,635               2,374               2,173               2,088
                                                            -----------         -----------         -----------         -----------
       Total expenses                                            20,435              19,184              16,677              17,986
                                                            -----------         -----------         -----------         -----------
Income (loss) before income taxes                                   989               1,143                (791)             (1,121)
Income taxes (benefit)                                             (180)                 --                (269)               (381)
                                                            -----------         -----------         -----------         -----------
Net income applicable to common stock                       $     1,169         $     1,143         $      (522)        $      (740)
                                                            ===========         ===========         ===========         ===========

EARNINGS (LOSS)  PER COMMON SHARE:
Basic:

  Net income (loss) applicable to common stock

                                                            $      0.33         $      0.33         $     (0.15)        $     (0.21)
                                                            ===========         ===========         ===========         ===========
  Weighted-average number of common shares
                                                              3,500,557           3,500,557           3,550,557           3,500,557
                                                            ===========         ===========         ===========         ===========

Diluted:
  Net income (loss) applicable to common stock
                                                            $      0.33         $      0.33         $     (0.15)        $     (0.21)
                                                            ===========         ===========         ===========         ===========
  Weighted-average number of common shares
  and common share equivalents outstanding
                                                              3,500,557           3,500,557           3,500,557           3,500,557
                                                            ===========         ===========         ===========         ===========

                                                                                    FOR THE THREE MONTHS ENDED
                                                         ---------------------------------------------------------------------------
                                                          AUGUST 31,             MAY 31,           FEBRUARY 28,         NOVEMBER 30,
                                                             1998                 1998                 1998                 1997
                                                         -----------          -----------          -----------          -----------
REVENUES:
Net timeshare interest and land sales                    $    14,539          $    13,109          $    12,016          $    11,861
Gain on sale of receivables                                      656                   --                   --                   --
Interest income                                                1,913                1,931                1,693                1,624
Financial income and other                                     1,956                2,471                2,219                2,602
                                                         -----------          -----------          -----------          -----------
       Total revenues                                         19,064               17,511               15,928               16,087
                                                         -----------          -----------          -----------          -----------

EXPENSES:

Direct costs of timeshare interest and
  land sales                                                   2,705                2,176                2,018                2,246
Operating expenses                                            14,852               15,019               13,431               13,490
Interest expense                                               2,215                2,157                1,762                1,716
                                                         -----------          -----------          -----------          -----------
       Total expenses                                         19,772               19,352               17,211               17,452
                                                         -----------          -----------          -----------          -----------
Loss before income taxes                                        (708)              (1,841)              (1,283)              (1,365)
Income taxes (benefit)                                          (240)              (1,728)                  --                   --
                                                         -----------          -----------          -----------          -----------
Net loss applicable to common stock                      $      (468)         $      (113)         $    (1,283)         $    (1,365)
                                                         ===========          ===========          ===========          ===========

EARNINGS (LOSS)  PER COMMON SHARE:
Basic:

  Net loss applicable to common stock                    $     (0.13)         $     (0.03)         $     (0.37)         $     (0.39)
                                                         ===========          ===========          ===========          ===========

  Weighted-average number of common shares
                                                           3,500,557            3,500,577            3,500,557            3,500,557
                                                         ===========          ===========          ===========          ===========
Diluted:

  Net loss applicable to common stock                    $     (0.13)         $     (0.03)         $     (0.37)         $     (0.39)
                                                         ===========          ===========          ===========          ===========
  Weighted-average number of common shares
  and common share equivalents outstanding
                                                           3,500,557            3,500,557            3,500,557            3,500,557
                                                         ===========          ===========          ===========          ===========

                                      F-34