Form 10-Q
period 1999-11-30
MEGO FINANCIAL CORP
filed 2000-01-14
CIK 736035

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

      As of January 10, 2000, there were 3,500,557 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

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

          Condensed Consolidated Balance Sheets at
            November 30, 1999 and August 31, 1999......................................................1

          Condensed Consolidated Income Statements  for the Three Months Ended
            November 30, 1999 and 1998  ...............................................................2

          Condensed Consolidated Statements of Stockholders' Equity for the Three Months Ended
            November 30, 1999 .........................................................................3

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended
            November 30, 1999 and 1998 ................................................................4

          Notes to Condensed Consolidated Financial Statements.........................................5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................................................6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................13

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................13

Item 4.   Submission of Matters to a Vote of Security Holders.........................................13

Item 6.   Exhibits and Reports on Form 8-K............................................................13

SIGNATURE.............................................................................................15

PART I   FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (thousands of dollars, except per share amounts)
                                   (unaudited)

                                                                                            NOVEMBER 30,   AUGUST 31,
                                                                                               1999           1999
                                                                                            ------------   ----------
ASSETS
Cash and cash equivalents                                                                    $  1,725      $  1,821
Restricted cash                                                                                 1,381         1,676
Notes receivable, net of allowance for cancellations and discounts of $14,368 at
  November 30, 1999 and $14,340 at August 31, 1999                                             76,169        69,300
Interest only receivables, at fair value                                                        2,404         2,566
Timeshare interests held for sale                                                              27,793        29,529
Land and improvements inventory                                                                 6,240         6,649
Other investments                                                                               5,136         5,111
Property and equipment, net of accumulated depreciation of $16,810 at November 30, 1999
  and $16,252 at August 31, 1999                                                               23,345        23,560
Deferred selling costs                                                                          4,808         4,285
Prepaid debt expenses                                                                           1,795         1,757
Other assets                                                                                   14,175        12,707
                                                                                             --------      --------

              TOTAL ASSETS                                                                   $164,971      $158,961
                                                                                             ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes and contracts payable                                                                $110,881      $104,555
  Accounts payable and accrued liabilities                                                     17,610        18,141
  Reserve for notes receivable sold with recourse                                               3,798         4,162
  Deposits                                                                                      2,303         2,287
  Accrued income taxes                                                                          3,505         3,505
                                                                                             --------      --------

              Total liabilities before subordinated debt                                      138,097       132,650
                                                                                             --------      --------

Subordinated debt                                                                               4,386         4,478


Stockholders' equity:
  Preferred stock, $.01 par value (authorized--5,000,000 shares, none outstanding)                 --            --
  Common stock, $.01 par value (authorized--50,000,000 shares; 3,500,557
    shares issued and outstanding at November 30, 1999 and August 31, 1999)                        35            35
  Additional paid-in capital                                                                   13,068        13,068
  Retained earnings                                                                             9,385         8,730
                                                                                             --------      --------

              Total stockholders' equity                                                       22,488        21,833
                                                                                             --------      --------

              TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                                    $164,971      $158,961
                                                                                             ========      ========

            See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                (thousands of dollars, except per share amounts)
                                   (unaudited)

                                                             THREE MONTHS ENDED
                                                                NOVEMBER 30,
                                                       ----------------------------
                                                           1999             1998
                                                       -----------      -----------
REVENUES
   Timeshare interest sales, net                       $    11,991      $     9,050
   Land sales, net                                           4,019            3,491
   Interest income                                           2,871            1,992
   Financial income                                            272              309
   Gain on sale of investments                                  --              513
   Incidental operations                                       624              690
   Other                                                       920              820
                                                       -----------      -----------
              Total revenues                                20,697           16,865
                                                       -----------      -----------

COSTS AND EXPENSES
  Direct cost of:
     Timeshare interest sales                                2,378            1,754
     Land sales                                                556              580
     Incidental operations                                     600              651
   Marketing and sales                                       9,274            8,833
   Depreciation                                                490              520
   Interest expense                                          2,866            2,088
   General and administrative                                3,878            3,560
                                                       -----------      -----------
              Total costs and expenses                      20,042           17,986
                                                       -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                              655           (1,121)

INCOME TAXES (BENEFIT)                                          --             (381)
                                                       -----------      -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK           $       655      $      (740)
                                                       ===========      ===========

EARNINGS (LOSS) PER COMMON SHARE
   Basic:
     Net income (loss) applicable to common stock      $      0.19      $     (0.21)
                                                       ===========      ===========

     Weighted-average number of common shares            3,500,557        3,500,557
                                                       ===========      ===========

   Diluted:
     Net income (loss) applicable to common stock      $      0.19      $     (0.21)
                                                       ===========      ===========

     Weighted-average number of common shares
     and common share equivalents outstanding            3,500,557        3,500,557
                                                       ===========      ===========

            See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (thousands of dollars, except per share amounts)

                                                           COMMON STOCK
                                                          $.01 PAR VALUE
                                                   ----------------------------     ADDITIONAL
                                                                                      PAID-IN        RETAINED
                                                      SHARES          AMOUNT          CAPITAL        EARNINGS          TOTAL
                                                   --------------  ------------    --------------  --------------  -----------
Balance at August 31, 1999                           3,500,557     $        35     $    13,068     $     8,730     $    21,833

Net income for three months ended
   November 30, 1999                                                                                       655             655
                                                   -----------     -----------     -----------     -----------     -----------

Balance at November 30, 1999                         3,500,557     $        35     $    13,068     $     9,385     $    22,488
                                                   ===========     ===========     ===========     ============    ===========

            See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (thousands of dollars, except per share amounts)

                                                                                           THREE MONTHS ENDED NOVEMBER
                                                                                                   NOVEMBER 30,
                                                                                           ---------------------------
                                                                                               1999              1998
                                                                                           ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                         $    655       $   (740)
                                                                                             --------       --------
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Charges to allowance for cancellations                                                    (1,945)        (1,098)
     Provision for cancellations                                                                1,408          1,183
     Gain on sale of other investments                                                             --           (513)
     Cost of sales                                                                              2,934          2,334
     Depreciation                                                                                 490            520
     Amortization of interest only receivables                                                    162            135
     Repayments on notes receivable, net                                                       13,260          9,402
     Additions to notes receivable                                                            (19,592)       (13,905)
     Purchase of land and timeshare interests                                                    (789)        (1,165)
     Changes in operating assets and liabilities:
       Decrease (increase) in restricted cash                                                     295           (103)
       Increase in other assets                                                                (1,870)          (724)
       Increase in deferred selling costs                                                        (523)          (162)
       Increase (decrease) in accounts payable and accrued liabilities                           (531)         1,318
       Increase (decrease) in deposits                                                             16           (610)
       Decrease in accrued income taxes                                                            --           (514)
                                                                                             --------       --------
         Total adjustments                                                                     (6,685)        (3,902)
                                                                                             --------       --------
           Net cash  used in operating activities                                              (6,030)        (4,642)
                                                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                            (275)          (364)
   Proceeds from sale of other investments                                                         --            597
   Additions to other investments                                                                 (25)           (45)
                                                                                             --------       --------
           Net cash provided by (used in) investing activities                                   (300)           188
                                                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                                                                    17,613         14,323
   Reduction of debt                                                                          (11,287)        (9,288)
   Payments on subordinated debt                                                                 (214)          (101)
   Increase in subordinated debt                                                                  122             --
                                                                                             --------       --------
           Net cash provided by financing activities                                            6,234          4,934
                                                                                             --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (96)           480
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD                                                  1,821          1,813
                                                                                             --------       --------
CASH AND CASH EQUIVALENTS--END OF PERIOD                                                     $  1,725       $  2,293
                                                                                             ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during year for:
     Interest, net of amounts capitalized                                                    $  2,760       $  1,841
                                                                                             ========       ========

            See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (unaudited)


1.  FINANCIAL STATEMENTS

      In the opinion of management, when read in conjunction with the audited Consolidated Financial Statements for the years ended August 31, 1999 and 1998, contained in the Form 10-K of Mego Financial Corp. (Mego Financial) filed with the Securities and Exchange Commission for the year ended August 31, 1999, the accompanying unaudited Condensed Consolidated Financial Statements contain all of the information necessary to present fairly the financial position of Mego Financial and Subsidiaries at November 30, 1999, the results of its operations for the three months ended November 30, 1999 and 1998, the change in stockholders' equity for the three months ended November 30, 1999 and the cash flows for the three months ended November 30, 1999 and 1998. All intercompany accounts between the parent and its subsidiaries have been eliminated.

      The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein which are normal and recurring in nature. The results of operations for the three months ended November 30, 1999 are not necessarily indicative of the results to be expected for the full year.

      Effective September 9, 1999, the Company consummated a one for six reverse stock split for all of the Company's common shares outstanding. Except as otherwise indicated, all share and per share references have been restated to retroactively show the effect of this reverse stock split.

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

      PEC markets and finances timeshare interests and land in select resort areas. PEC also manages timeshare properties. PEC will receive management fees as well as fees based on sales of timeshare interests. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it hypothecates and services. In February 1988, Mego Financial acquired PEC, pursuant to an assignment by the Assignors (Comay Corp., Growth Realty Inc., RER Corp., and H&H Financial, Inc.) of their contract right to purchase PEC.

      To facilitate its sales of timeshare interests, the Company has entered into several trust agreements. The trustees administer the collection of the related notes receivable. The Company has assigned title to certain of its resort properties in Nevada and its interest in certain related notes receivable to the trustees.

3.  STOCKHOLDERS' EQUITY

      Mego Financial's stock option plan (Stock Option Plan), which was amended and restated as of September 16, 1998 upon the approval of Mego Financial's shareholders, provides for non-qualified and qualified incentive stock options to officers, key employees and directors. Options for 58,916 shares were outstanding as of November 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain forward-looking statements and information relating to Mego Financial Corp. (Mego Financial) (Mego Financial and its subsidiaries are referred to herein collectively as the Company as the context requires) that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new timeshare and land sales programs and future financial performance, including growth in revenues and net income and cash flows. Such forward-looking statements also include, without limitation, the Company's beliefs as to the results of its Year 2000 compliance efforts and the impact on the Company's operations of efforts its lenders and other third parties in respect of such compliance issues prove to be inadequate. In addition, included herein, the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

      The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, contained elsewhere herein and in the Company's Form 10-K for the fiscal year ended August 31, 1999.

GENERAL

      The business of the Company is primarily the marketing, financing, and sale of timeshare interests, retail lots and land parcels, servicing the related receivables, and operating and/or managing timeshare properties. The Company, through its subsidiary Preferred Equities Corporation (PEC), provides financing to purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust or mortgages. These notes receivable are generally; payable over a period up to twelve years, bear interest at rates ranging from 10.0% to 15.5% and require equal monthly installments of principal and interest.

PEC

      PEC recognizes revenue primarily from sales of timeshare interests and land sales in resort areas, gain on sale of receivables and interest income. Although it did not do so in the first quarter of fiscal 2000, PEC periodically sells its consumer receivables while generally retaining the servicing rights. Revenue from sales of timeshare interests and land is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for land sales. Land sales typically meet these requirements within six to ten months of closing, and sales of timeshare interests typically meet these requirements at the time of sale. The sales price, less a provision for cancellation, is recorded as revenue and the allocated cost related to such net revenue of the timeshare interest or land parcel is recorded as expense in the period that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

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

      In discounting cash flows related to notes receivable sales, PEC defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate of 15% for the three months ended November 30, 1999 and 1998. PEC has developed its assumptions based on experience with its own portfolio, available market data and consultation with its financial advisors.

      In determining expected cash flows, management considers economic conditions at the date of sale. In subsequent periods, these estimates may be revised as necessary using the original discount rate, and any losses arising from prepayment and loss experience will be recognized as realized.

      Provision for cancellations relating to notes receivable is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes receivable. PEC records provision for cancellations at the time revenue is recognized, based on historical experience and current economic factors. The related allowance for cancellations represents PEC's estimate of the amount of the future credit losses to be incurred over the lives of the notes receivable. The allowance for cancellations is adjusted for actual cancellations experienced, including cancellations related to previously sold notes receivable which were reacquired pursuant to the recourse obligations discussed herein. Such allowance is also reduced to establish the separate liability for reserve for notes receivable sold with recourse. PEC's judgment in determining the adequacy of this allowance is based upon a periodic review of its portfolio of notes receivable. These reviews take into consideration changes in the nature and level of the portfolio, historical cancellation experience, current economic conditions which may affect the purchasers' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality. Changes in the allowance as a result of such reviews are included in the provision for cancellations.

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

      PEC has entered into financing arrangements with certain purchasers of timeshare interests and land whereby a 5% interest rate is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. Notes receivable of $6.0 million at November 30, 1999 and August 31, 1999 were made under this arrangement.

      Land sales as of November 30, 1999 exclude $17.2 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received or the respective recission periods have not yet expired. If ultimately recognized, revenues from these sales would be reduced by a related provision for cancellations of $2.3 million, estimated deferred selling costs of $4.8 million and cost of sales of $2.5 million.

RESULTS OF OPERATIONS

Three Months Ended November 30, 1999 Compared to Three Months Ended November 30, 1998

      Total revenues for the Company increased 22.7% or $3.8 million to $20.7 million during the three months ended November 30, 1999 from $16.9 million during the three months ended November 30, 1998. The increase was primarily due to a net increase of $3.5 million in timeshare and land sales to $16.0 million during the three months ended November 30, 1999 from $12.5 million during the three months ended November 30, 1998 (net timeshare sales increased by $3.0 million and net land sales increased by $528,000), an increase in interest income to $2.9 million during the three months ended November 30, 1999 from $2.0 million during the three months ended November 30, 1998, partially offset by no gain on sale of investments during the three months ended November 30, 1999 compared to a gain of $513,000 during the three months ended November 30, 1998.

      Gross sales of timeshare interests increased to $13.3 million during the three months ended November 30, 1999 from $10.0 million during the three months ended November 30, 1998, an increase of 32.5%. Net sales of timeshare interests increased to $12.0 million from $9.1 million, an increase of 32.5%. The provision for cancellations represented 9.7% of gross sales of timeshare interests for the three months ended November 30, 1999 and 1998.

      Gross sales of land increased to $4.1 million during the three months ended November 30, 1998 from $3.7 million during the three months ended November 30, 1998, an increase of 11.8%. Net sales of land increased to $4.0 million during the three months ended November 30, 1999 from $3.5 million during the three months ended November 30, 1998, an increase of 15.1%. The provision for cancellations decreased to 2.8% of gross sales of land for the three months ended November 30, 1999 from 5.6% for the three months ended November 30, 1998, primarily due to a decrease in cancellation experience during the first quarter of fiscal 2000 and a downward adjustment based on the results of the customary quarterly review of the allowance adequacy.

      No gain on sale of investments was recorded for the three months ended November 30, 1999. A gain in the amount of $513,000 on the sale of a commercial land parcel was recorded for the three months ended November 30, 1998.

      Interest income increased to $2.9 million during the three months ended November 30, 1999 from $2.0 million for the three months ended November 30, 1998, an increase of 44.1%, primarily due to increased average notes receivable balances for the comparative quarters.

      Total costs and expenses for the Company increased to $20.0 million for the three months ended November 30, 1999 from $18.0 million for the three months ended November 30, 1998, an increase of 11.4%. The increase resulted primarily from an increase in direct costs of timeshare sales to $2.4 million from $1.8 million, an increase of 35.6%; an increase of $441,000 in marketing and sales expense, an increase of 5.0%; an increase of $778,000 in interest expense, an increase of 37.3%; and, an increase of $318,000 in general and administrative expenses, an increase of 8.9%. The increase in direct costs of timeshare sales is attributable to higher net timeshare sales during the current fiscal quarter compared to the same quarter last year. The increase in marketing and sales expenses is due primarily to higher gross sales; however, as noted below, the increase in dollars was accompanied by a related lower percentage of marketing and sales expenses. The increase in interest expense is due to the increase in the average outstanding balance of notes and contracts payable. The increase in general and administrative expenses is due to the increase in recording and filing fees related to the increased sales volume and an adjustment in the 1998 comparative quarter to maintenance fees paid to Homeowner Associations by PEC.

      As a percentage of gross sales of timeshare interests and land, marketing and sales expenses relating thereto decreased to 53.2% during the three months ended November 30, 1999 from 64.4% during the three months ended November 30, 1998, and cost of sales decreased to 16.8% during the three months ended November 30, 1999 from 17.0% during the three months ended November 30, 1998. Subsequent to the first quarter of fiscal 1999, the Company restructured its marketing and sales programs, which restructuring included the closing of unprofitable sales locations, the elimination of certain marketing programs and the layoff of related personnel. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, the Company generally realizes lower profit margins from sales of timeshare interests than from sales of land.

      Interest expense increased to $2.9 million during the three months ended November 30, 1999 from $2.1 million during the three months ended November 30, 1998, an increase of 37.3%. The increase is a result of higher average outstanding balance of notes and contracts payable during the three months ended November 30, 1999 compared to the three months ended November 30, 1998.

      Pretax income of $655,000 was earned during the three months ended November 30, 1999 compared to a pretax loss of $1.1 million during the three months ended November 30, 1998. The improvement in the first quarter of fiscal 2000 resulted from the $3.8 million increase in revenues partially offset by the $2.1 million increase in expenses.

      No income taxes were recorded for the three months ended November 30, 1999 compared to an income tax benefit of $381,000 for the three months ended November 30, 1998, due to the use of net operating loss carryforwards which were previously fully reserved and currently are used to offset income on a consolidated basis. Income taxes are recorded, and the liability is adjusted, based on an ongoing review of related facts and circumstances.

      Net income applicable to common stock amounted to $655,000 during the three months ended November 30, 1999 compared to a net loss applicable to common stock of $740,000 during the three months ended November 30, 1998, primarily due to the foregoing.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents for the Company was $1.7 million at November 30, 1999 compared to $1.8 million at August 31, 1999.

      PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of income taxes to Mego Financial, payments of principal and interest on debt obligations, and payments of marketing and sales expenses in connection with sales of timeshare interests and land. Marketing and sales expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through advances under PEC's lines of credit in the aggregate amount of $133.8 million, sales of receivables and cash flow from operations. At November 30, 1999, no commitments existed for material capital expenditures.

      At November 30, 1999, PEC had arrangements with 5 institutional lenders under 6 agreements for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for 6 lines of credit of up to an aggregate of $133.8 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At November 30, 1999, an aggregate of $108.4 million was outstanding under such lines of credit, and $25.4 million was available for borrowing. Under the terms of these lines of credit, PEC may borrow 70% to 90% of the balances of the pledged timeshare and land receivables. PEC is required to comply with certain covenants under these agreements, which, among other things, require PEC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that PEC maintain a minimum tangible net worth of $25 million. At November 30, 1999, PEC's net worth was $30.1 million. Necessary waivers of compliance with certain covenants related to these agreements have been received. Summarized lines of credit information and accompanying notes relating to these six lines of credit outstanding at November 30, 1999, consist of the following (thousands of dollars):

     BORROWING            MAXIMUM
     AMOUNT AT           BORROWING             REVOLVING
 NOVEMBER 30, 1999         AMOUNT         EXPIRATION DATE (a)         MATURITY DATE             INTEREST RATE
---------------------  ---------------  ------------------------- -----------------------  -------------------------
  $        71,434       $      75,000    (b) May 15, 2000             Various              Prime    +   2.0 - 2.25%
            5,696              15,000    (c) May 31, 2000             Various              Prime    +   2.0%
           15,898              17,000    (d) June 30, 2001            Various              LIBOR    +   4.0 - 4.25%
            7,068              13,000    (d)                      *   December 31, 2000    LIBOR    +   4.0 - 4.25%
            2,272               2,272    (e)                          July 31, 2000        Prime    +   2.0 - 2.25%
            5,990              11,500    (f) June 30, 2000            Various              Prime    +   2.0 - 3.00%
---------------------  ---------------
$            108,358    $     133,772
=====================  ===============

* The lender has agreed to continue the revolver during renegotiations for renewal - see Note (a).

(a) Revolving expiration dates represent the expiration of the revolving features of the lines of credit, at which time the credit lines become loans with fixed maturities. As is customary, the Company is negotiating for extension of the revolving period expiring in fiscal year 2000.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million. Other restrictions, commencing with the fiscal quarter ended November 30, 1998, include: PEC's requirements to maintain costs and expenses for marketing and sales and general and administrative expenses relating to net processed sales for each fiscal quarter; and PEC's requirement to maintain a minimum net processed sales requirement for each fiscal quarter. In addition, commencing with the fiscal quarter ended August 31, 1999, these restrictions also include PEC's requirement not to exceed a ratio of 4:1 of consolidated total liabilities to consolidated tangible net worth. At November 30, 1999, $52.4 million of loans secured by receivables was outstanding related to financings at prime plus 2%, of which $34.9 million of loans secured by land receivables mature May 15, 2010 and $17.5 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes $6.4 million in acquisition and development (A&D) financing maturing July 1, 2003 for the corporate office buildings, which is an amortizing loan, and a real estate loan with an outstanding balance of $1.2 million maturing March 20, 2000, all bearing interest at prime plus 2.25%. The remaining A&D loans, receivables loans and a resort lobby loan outstanding of $11.4 million are at prime plus 2% and mature at various dates through February 28, 2001.

      In December 1998, Finova Capital Corporation (FINOVA), PEC and Mego Financial entered into a Forbearance Agreement under which FINOVA agreed to make a loan in the amount of $5,662,000 to PEC with an original maturity date of June 30, 1999, which date has been extended to December 31, 2000. Mego Financial agreed to guarantee the loan and issued warrants to FINOVA to purchase a total of 83,333 shares of common stock of Mego Financial at an exercise price of $6.00 per share, exercisable within a five-year period commencing January 1, 1999. The balance outstanding under the Forbearance Agreement, which is included in the $71,434,000 balance in the preceding table, was $4,934,000 as of November 30, 1999.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million during the life of the loan. These credit lines include available financing for A&D and receivables. At November 30, 1999,

      $2.0 million was outstanding under the A&D loan, which matures on June 30, 2004, and $3.7 million was outstanding under the receivables loan, which matures on May 31, 2004.

(d) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17 million during the life of the loan. These credit lines include available financings for A&D and receivables. At November 30, 1999, $1.8 million was outstanding under the A&D loans which have maturity dates of December 31, 2000 and June 30, 2001, and bear interest at the 90-day London Interbank Offering Rate (LIBOR) plus 4.25%. The available receivable financings, of which $14.1 million was outstanding at November 30, 1999, are all at 90-day LIBOR plus 4% and have maturity dates of June 5, 2005 and August 5, 2005.

(e) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million. The A&D loan is due in full by February 1, 2000.

(f) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $15 million. This credit line is for the purpose of financing receivables of which $2.0 million was outstanding at November 30, 1999 in respect to receivables' debt, and a real estate loan of $4.0 million with a maturity date of August 31, 2000. The maturity date for the receivables debt is May 31, 2004.

      A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):

                                                                    FOR THE THREE MONTHS ENDED
                                                                           NOVEMBER 30,
                                                                    --------------------------
                                                                     1999               1998
                                                                    -------            -------
Marketing and sales expenses attributable to recognized and
   unrecognized sales                                               $ 9,797            $ 8,996
Less:  Down payments                                                 (3,016)            (2,732)
                                                                    -------            -------
Cash shortfall                                                      $ 6,781            $ 6,264
                                                                    =======            =======

      During the three months ended November 30, 1999 and November 30, 1998, PEC did not sell any notes receivable.

      PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables generally at the option of the purchaser. At November 30, 1999, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $49.7 million. The repurchase provisions provide for substitution of receivables as recourse for $18.8 million of sold notes receivable and cash payments for repurchase relating to $30.9 million of sold notes receivable. The undiscounted amounts of the recourse obligations on such notes receivable were $5.0 million and $7.2 million at November 30, 1999 and November 30, 1998, respectively. PEC continually reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

      The components of the Company's debt, including lines of credit consist of the following (thousands of dollars):

                                                       NOVEMBER 30,   AUGUST 31,
                                                          1999           1999
                                                       ------------   ----------
Notes collateralized by receivables                     $ 74,886      $ 67,457
Mortgages collateralized by real estate properties        34,856        35,846
Installment contracts and other notes payable              1,139         1,252
                                                        --------      --------
         Total                                          $110,881      $104,555
                                                        ========      ========

FINANCIAL CONDITION

      Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for the three months ended November 30, 1999 consisted of the following (thousands of dollars):

Balance at beginning of period                                             $ 18,149
   Provision for cancellations                                                1,408
   Amounts  charged to allowance  for  cancellations  and reserve for
     notes receivable sold with recourse                                     (1,746)
                                                                           --------
Balance at end of period                                                   $ 17,811
                                                                           ========

      The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):

                                                    NOVEMBER 30,     AUGUST 31,
                                                       1999            1999
                                                    ------------     ----------
Allowance for cancellations, excluding discounts      $14,013        $13,987
Reserve for notes receivable sold with recourse         3,798          4,162
                                                      -------        -------
   Total                                              $17,811        $18,149
                                                      =======        =======


November 30, 1999 Compared to August 31, 1999

      Cash and cash equivalents decreased 5.3% to $1.7 million at November 30, 1999 from $1.8 million at August 31, 1999.

      Notes receivable, net, increased 9.9% to $76.2 million at November 30, 1999 from $69.3 million at August 31, 1999 primarily as a result of net new receivables added, and no sales of receivables, during the first quarter of fiscal 2000.

      Timeshare interests held for sale decreased 6.3% to $27.8 million at November 30, 1999 from $29.5 million at August 31, 1999.

      Land and improvements inventory decreased 5.9% to $6.2 million at November 30, 1999 from $29.5 million at August 31, 1999.

      Notes and contracts payable increased 6.1% to $110.9 million at November 30, 1999 from $105 million at August 31, 1999. There were increased borrowings and no receivable sales during the three months ended November 30, 1999. The proceeds of such sales would normally be used to pay down debt.

      Reserve for notes receivable sold with recourse decreased 8.8% to $3.8 million at November 30, 1999 from $4.2 million at August 31, 1999 due to the reduced balance of the sold notes receivable. Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company.

      Stockholders' equity increased 3.0% to $22.5 million at November 30, 1999 from $21.8 million at August 31, 1999.

YEAR 2000 COMPLIANCE

      The Company believes it is Year 2000 compliant. There have been no significant problems experienced as a result of the occurrence of Year 2000 which have disrupted operations. The Company will continue to monitor its operations for Year 2000 problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There was no material change for the quarter ended November 30, 1999 in the information about the Company's "Quantitative and Qualitative Disclosures About Market Risk" as disclosed in its Annual Report on Form 10-K for the fiscal year ended August 31, 1999.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      There has been no material change in the status of the litigation reported in the Company's Annual Report on Form 10-K for the year ended August 31, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) A Special Meeting of Shareholders ("Meeting") of the Company was held on September 2, 1999.

(b) Not applicable because the Meeting did not involve the election of directors.

(c) The only matter voted on at the Meeting was a proposal to approve a one for six reverse stock split with respect to the outstanding shares of the Company's common stock. 16,447,683 shares were voted in favor of the proposal, 293,541 shares were voted against the proposal and 11,169 shares abstained from voting on the proposal. Such share amounts do not reflect the one for six reverse stock split since the Meeting was held prior to the split.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS.

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
        10.193       Purchase and Sale Agreement dated October 6, 1999 between
                     Preferred Equities Corporation and Covington Nevada Corp
                     regarding the Sale of Calvada Championship Golf Course and
                     Calvada Executive Golf Course.

        10.194       Amendment No. One to Third Amended and Restated Promissory
                     Note - Headquarters and FCFC Property dated November, 9,
                     1999 between Preferred Equities Corporation and Finova
                     Capital Corporation.

        10.195       Amendment No. One to Promissory Note - Additional
                     Advances dated November 9, 1999 between Preferred Equities
                     Corporation and Finova Capital Corporation.

        10.196       Third Amendment to Forbearance Agreement and Amendment No.
                     8 to Second Amended and Restated and Consolidated Loan and
                     Security Agreement dated November 9, 1999, by and among
                     Finova


                     Capital Corporation, Preferred Equities Corporation, and Mego Financial Corp.

        10.197       Fourth Amendment to Forbearance Agreement and Amendment No.
                     9 to Second Amended and Restated and Consolidated Loan and
                     Security Agreement dated December 17, 1999 by and among
                     Finova Capital Corporation, Preferred Equities Corporation, and Mego Financial Corp.

        10.198       Second Amendment to Deed of Trust - Hartsel Springs
                     Ranch dated December 17, 1999 by and among Preferred
                     Equities Corporation and Finova Capital Corporation.

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



Date: January 13, 2000