Form 10-Q
period 2000-02-29
MEGO FINANCIAL CORP
filed 2000-04-14
CIK 736035

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

        As of April 12, 2000, there were 3,500,557 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

================================================================================

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES


                                      INDEX


                                                                                                  Page
                                                                                                  ----
PART I     FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets at February 29, 2000 and August 31, 1999........    1

           Condensed Consolidated Income Statements for the Three and Six Months Ended
             February 29, 2000 and February 28, 1999.............................................    2

           Condensed Consolidated Statements of Stockholders' Equity for the Six Months Ended
             February 29, 2000...................................................................    3

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
             February 29, 2000 and February 28, 1999.............................................    4

           Notes to Condensed Consolidated Financial Statements..................................    5

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...........................................................    6

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................   14

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................   15

Item 6.    Exhibits and Reports on Form 8-K......................................................   15

SIGNATURE .......................................................................................   16

PART I    FINANCIAL INFORMATION
ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                                                         FEBRUARY 29,   AUGUST 31,
ASSETS                                                                                       2000          1999
                                                                                         ------------   ----------
Cash and cash equivalents                                                                 $  1,850      $  1,821
Restricted cash                                                                              1,277         1,676
Notes receivable, net of allowance for cancellations and discounts of $13,921 at
    February 29, 2000 and $14,340 at August 31, 1999                                        82,427        69,300
Interest only receivables, at fair value                                                     2,295         2,566
Timeshare interests held for sale                                                           27,506        29,529
Land and improvements inventory                                                              5,270         6,649
Other investments                                                                            4,787         5,111
Property and equipment, net of accumulated depreciation of $16,623 at February 29,
    2000 and $16,252  at August 31, 1999                                                    23,044        23,560
Deferred selling costs                                                                       5,205         4,285
Prepaid debt expenses                                                                        1,902         1,757
Other assets                                                                                15,446        12,707
                                                                                          --------      --------

            TOTAL ASSETS                                                                  $171,009      $158,961
                                                                                          ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Notes and contracts payable                                                           $115,942      $104,555
    Accounts payable and accrued liabilities                                                17,382        18,141
    Reserve for notes receivable sold with recourse                                          3,472         4,162
    Deposits                                                                                 2,714         2,287
    Accrued income taxes                                                                     3,505         3,505
                                                                                          --------      --------

            Total liabilities before subordinated debt                                     143,015       132,650
                                                                                          --------      --------

Subordinated debt                                                                            4,500         4,478


Stockholders' equity:
    Preferred stock, $.01 par value (authorized--5,000,000 shares, none outstanding)             -             -
    Common stock, $.01 par value (authorized--50,000,000 shares; 3,500,557
      shares issued and outstanding at February 29, 2000 and August 31, 1999)                   35            35
    Additional paid-in capital                                                              13,068        13,068
    Retained earnings                                                                       10,391         8,730
                                                                                          --------      --------

            Total stockholders' equity                                                      23,494        21,833
                                                                                          --------      --------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $171,009      $158,961
                                                                                          ========      ========


           See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                           CONDENSED INCOME STATEMENTS
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        ----------------------------       ----------------------------
                                                        FEBRUARY 29,     FEBRUARY 28,      FEBRUARY 29,     FEBRUARY 28,
                                                           2000             1999              2000             1999
                                                        -----------      -----------       -----------      -----------
REVENUES
    Timeshare interest sales, net                       $    10,906      $     8,559       $    22,897      $    17,609
    Land sales, net                                           4,563            3,518             8,582            7,009
    Interest income                                           3,172            1,952             6,043            3,944
    Financial income                                            269              400               541              709
    Gain on sale of investments                                 678                -               678              513
    Incidental operations                                       511              586             1,135            1,276
    Other                                                       919              871             1,839            1,691
                                                        -----------      -----------       -----------      -----------
            Total revenues                                   21,018           15,886            41,715           32,751
                                                        -----------      -----------       -----------      -----------

COSTS AND EXPENSES
    Direct cost of:
      Timeshare interest sales                                2,210            1,680             4,588            3,434
      Land sales                                                741              682             1,297            1,262
      Incidental operations                                     499              461             1,099            1,112
    Marketing and sales                                       8,593            7,782            17,867           16,615
    Depreciation                                                461              488               951            1,008
    Interest expense                                          3,113            2,173             5,979            4,261
    General and administrative                                4,395            3,411             8,273            6,971
                                                        -----------      -----------       -----------      -----------
            Total costs and expenses                         20,012           16,677            40,054           34,663
                                                        -----------      -----------       -----------      -----------


INCOME (LOSS) BEFORE INCOME TAXES                             1,006             (791)            1,661           (1,912)

INCOME TAXES (BENEFIT)                                            -             (269)                -             (650)
                                                        -----------      -----------       -----------      -----------


NET INCOME (LOSS) APPLICABLE TO COMMON STOCK            $     1,006      $      (522)      $     1,661      $    (1,262)
                                                        ===========      ===========       ===========      ===========

EARNINGS (LOSS) PER COMMON SHARE
    Basic:
      Net income (loss) applicable to common stock      $      0.29      $     (0.15)      $      0.47      $     (0.36)
                                                        ===========      ===========       ===========      ===========


      Weighted-average number of common shares            3,500,557        3,500,557         3,500,557        3,500,557
                                                        ===========      ===========       ===========      ===========

    Diluted:
      Net income (loss) applicable to common stock      $      0.29      $     (0.15)      $      0.47      $     (0.36)
                                                        ===========      ===========       ===========      ===========

      Weighted-average number of common shares and
      common share equivalents outstanding                3,500,557        3,500,557         3,500,557        3,500,557
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


                                               COMMON STOCK
                                              $.01 PAR VALUE          ADDITIONAL
                                         ------------------------       PAID-IN       RETAINED
                                           SHARES         AMOUNT        CAPITAL        EARNINGS        TOTAL
                                         ---------      ---------     ----------      ---------      ---------
Balance at August 31, 1999               3,500,557      $      35      $  13,068      $   8,730      $  21,833

Net income for the six months ended
   February 29, 2000                             -              -              -          1,661          1,661
                                         ---------      ---------      ---------      ---------      ---------

Balance at February 29, 2000             3,500,557      $      35      $  13,068      $  10,391      $  23,494
                                         =========      =========      =========      =========      =========


            See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)


                                                                                                   SIX MONTHS ENDED
                                                                                              ----------------------------
                                                                                              FEBRUARY 29,    FEBRUARY 28,
                                                                                                 2000            1999
                                                                                              -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                         $    1,661       $   (1,262)
                                                                                              ----------       ----------
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Charges to allowance for cancellations                                                      (3,831)          (3,280)
      Provision for cancellations                                                                  2,717            2,276
      Gain on sale of other investments                                                             (678)            (513)
      Cost of sales                                                                                5,885            4,697
      Depreciation                                                                                   951            1,008
      Amortization of interest only receivables                                                      271              320
      Repayments on notes receivable                                                              24,334           20,485
      Additions to notes receivable                                                              (36,347)         (27,085)
      Purchase of land and timeshare interests                                                    (2,483)          (2,339)
      Changes in operating assets and liabilities:
        (Increase) decrease in restricted cash                                                       399              (79)
        Increase in other assets                                                                  (3,574)          (3,617)
        Increase in deferred selling costs                                                          (920)            (310)
        Increase (decrease) in accounts payable and accrued liabilities                             (759)             682
        Increase (decrease) in deposits                                                              427             (926)
        Decrease in accrued income taxes                                                               -             (783)
                                                                                              ----------       ----------

          Total adjustments                                                                      (13,608)          (9,464)
                                                                                              ----------       ----------

            Net cash used in operating activities                                                (11,947)         (10,726)
                                                                                              ----------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                              (435)            (898)
    Proceeds from the sale of other investments                                                    1,001              597
    Additions to other investments                                                                   (29)            (101)
    Decrease in other investments                                                                     30              150
                                                                                              ----------       ----------

            Net cash provided by (used in) investing activities                                      567             (252)
                                                                                              ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                                      33,675           27,022
    Reduction of debt                                                                            (22,288)         (16,337)
    Payments on subordinated debt                                                                   (215)            (252)
    Increase in subordinated debt                                                                    237              307
                                                                                              ----------       ----------

            Net cash provided by financing activities                                             11,409           10,740
                                                                                              ----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  29             (238)

CASH AND CASH EQUIVALENTS-- BEGINNING OF PERIOD                                                    1,821            1,813
                                                                                              ----------       ----------

CASH AND CASH EQUIVALENTS-- END OF PERIOD                                                     $    1,850       $    1,575
                                                                                              ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for:
      Interest, net of amounts capitalized                                                    $    5,795       $    4,167
                                                                                              ==========       ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
    Issuance of warrants related to debt                                                      $        -       $       33


            See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2000 AND 1999
                                   (unaudited)


1. FINANCIAL STATEMENTS

        In the opinion of management, when read in conjunction with the audited Consolidated Financial Statements for the years ended August 31, 1999 and 1998, contained in the Form 10-K of Mego Financial Corp. (Mego Financial) filed with the Securities and Exchange Commission for the year ended August 31, 1999, the accompanying unaudited Condensed Consolidated Financial Statements contain all of the information necessary to present fairly the financial position of Mego Financial and subsidiaries at February 29, 2000, the results of its operations for the three and six months ended February 29, 2000 and February 28, 1999, the change in stockholders' equity for the six months ended February 29, 2000 and the cash flows for the six months ended February 29, 2000 and February 28, 1999. All intercompany accounts between the parent and its subsidiaries have been eliminated.

        The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein which are normal and recurring in nature. The results of operations for the three and six months ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year.

2. NATURE OF OPERATIONS

        Mego Financial, through its wholly-owned subsidiary, Preferred Equities Corporation (PEC), established in 1970, is a premier developer of timeshare properties and a provider of consumer financing to purchasers of its timeshare intervals and land parcels, in select resort areas. PEC also manages timeshare properties, and receives management fees as well as fees based on sales of timeshare interests. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it hypothecates and services. In February 1988, Mego Financial acquired PEC, pursuant to an assignment by the Assignors (Comay Corp., Growth Realty Inc., RER Corp., and H&H Financial, Inc.) of their contract right to purchase PEC. Mego Financial and its subsidiaries are herein collectively referred to as the Company. Mego Financial was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp.

        To facilitate its sales of timeshare interests, the Company has entered into several trust agreements. The trustees administer the collection of the related notes receivable. The Company has assigned title to certain of its resort properties in Nevada and its interest in certain related notes receivable to the trustees.

3. STOCKHOLDERS' EQUITY

        Mego Financial's stock option plan (Stock Option Plan), which was amended and restated as of September 16, 1998 upon the approval of Mego Financial's shareholders, provides for grants of non-qualified and qualified incentive options to officers, key employees and directors. Options for 58,906 shares were outstanding as of February 29, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain forward-looking statements and information relating to Mego Financial Corp. (Mego Financial) (Mego Financial and it subsidiaries are referred to herein collectively as the Company) that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new timeshare and land sales programs and future financial performance, including growth in revenues and net income and cash flows. Such forward-looking statements also include, without limitation, the Company's expectations and beliefs as to the results of its year 2000 compliance efforts and the impact on the Company's operations of efforts its lenders and other third parties in respect of such compliance. In addition, included herein, the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

        The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, contained elsewhere herein and in the Company's Form 10-K for the fiscal year ended August 31, 1999.

GENERAL

        The business of the Company is primarily the marketing, financing and sale of timeshare interests, retail lots and land parcels, and servicing the related receivables, and operating and/or managing timeshare properties. The Company, through its subsidiary Preferred Equities Corporation (PEC), provides financing to purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust and mortgages. These notes receivable are generally, payable over a period up to twelve years, bear interest at rates ranging from 10.0% to 15.5%, and require equal monthly installments of principal and interest.

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

        In discounting cash flows related to notes receivable sales, PEC defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate of 15% for the six months ended February 29, 2000 and February 28, 1999. PEC has developed its assumptions based on experience with its own portfolio, available market data and consultation with its financial advisors.

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

        Total costs and expenses consist primarily of marketing and sales expenses, general and administrative expenses, direct costs of sales of timeshare interests and land, depreciation and amortization and interest expense. Marketing and sales costs directly attributable to unrecognized sales are accounted for as deferred selling costs until such time as the sale is recognized or cancelled prior to recognition.


        Land sales as of February 29, 2000 exclude $18.7 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received or the respective recission periods have not yet expired. Of the $18.7 million unrecognized land sales, the Company estimates that it will ultimately recognize $15.3 million of revenues, which would be reduced by a provision for cancellations of $1.4 million, deferred selling costs of $4.3 million and cost of sales of $2.1 million.

        PEC has entered into financing arrangements with certain purchasers of timeshare interests and land whereby an interest rate of 5% per annum is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. Notes receivable of $6.0 million at February 29, 2000 and August 31, 1999, respectively, were made under this arrangement.

RESULTS OF OPERATIONS

Three Months Ended February 29, 2000 Compared to Three Months Ended February 28, 1999

        Total revenues for the Company increased 32.3% or $5.1 million to $21.0 million during the three months ended February 29, 2000 from $15.9 million during the three months ended February 28, 1999. The increase was primarily due to a net increase of $3.4 million in timeshare and land sales to $15.5 million during the three months ended February 29, 2000 from $12.1 million during the three months ended February 28, 1999 (net timeshare sales increased by $2.4 million and net land sales increased by $1.0), an increase in interest income to $3.2 million during the three months ended February 29, 2000 from $2.0 million during the three months ended February 28, 1999 and a gain of $678,000 on sale of other investments during the three months ended February 29, 2000.

        Gross sales of timeshare interests increased to $12.0 million during the three months ended February 29, 2000 from $9.4 million during the three months ended February 28, 1999, an increase of 28.0%. Net sales of timeshare interests increased to $11.0 million from $8.6 million, an increase of 27.4%. The provision for cancellations represented 9.2% and 8.8%, respectively, of gross sales of timeshare interests for the three months ended February 29, 2000 and February 28, 1999.

        Gross sales of land increased to $4.8 million during the three months ended February 29, 2000 from $3.8 million during the three months ended February 28, 1999, an increase of 25.9%. Net sales of land increased to $4.6 million during the three months ended February 29, 2000 from $3.5 million during the three months ended February 28, 1999, an increase of 29.7%. The provision for cancellations decreased to 4.2% of gross sales of land for the three months ended February 29, 2000 from 7.0% for the three months ended February 28, 1999, primarily due to a decrease in cancellation experience during the second quarter of fiscal 2000 and a downward adjustment based on the results of the customary quarterly review of the adequacy of the allowance.

        Interest income increased 62.5% to $3.2 million for the three months ended February 29, 2000 from $2.0 million for the three months ended February 28, 1999, primarily due to increased notes receivable for the current quarter.

        A net gain on sale of other investments of $678,000, resulting from the sale of two golf courses, was recorded for the three months ended February 29, 2000.

        Total costs and expenses for the Company increased to $20.0 million for the three months ended February 29, 2000 from $16.7 million for the three months ended February 28, 1999, an increase of 20.0%. The increase resulted primarily from an increase in direct costs of timeshare sales to $2.2 million from $1.7 million, an increase of 31.6%; an increase of $811,000 in marketing and sales expense, an increase of 10.4%; an increase of $940,000 in interest expense, an increase of 43.3%; and, an increase of $984,000 in general and administrative expenses, an increase of 28.8%. The increase in direct costs of timeshare sales is attributable to higher net timeshare sales during the current fiscal quarter compared to the same quarter last year. The increase in marketing and sales expenses is due primarily to higher gross sales. As discussed below, marketing and sales expenses decreased as a percentage of gross sales. The increase in interest expense is due to increased notes and contracts payable. The increase in general and administrative expenses is due to the increase in escrow collection costs related to the increased sales volume and an increase in maintenance fees paid to Homeowner Associations by PEC.

        As a percentage of gross sales of timeshare interests and land, marketing and sales expenses relating thereto decreased to 51.2% during the three months ended February 29, 2000 from 59.1% during the three months ended February 28, 1999, and cost of sales decreased to 17.6% during the three months ended February 29, 2000 from 17.9% during the three months ended February 28, 1999. Subsequent to the first quarter of fiscal 1999, the Company restructured its marketing and sales programs, which restructuring included the closing of unprofitable sales locations, the elimination of certain marketing programs and the layoff of related personnel. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, the Company generally realizes lower profit margins from sales of timeshare interests than from sales of land.

        Interest expense increased to $3.1 million during the three months ended February 29, 2000 from $2.2 million during the three months ended February 28, 1999, an increase of 43.3%. The increase is a result of increased notes and contracts payable during the three months ended February 29, 2000 compared to the three months ended February 28, 1999. This increase relates to interest carrying costs for maintaining the notes in the Company's owned portfolio. Historically, PEC has from time to time sold notes receivable and applied the net proceeds to reduce its outstanding debt. There have been no such sales since August 1998.

        Pre-tax income of $1.0 million was earned during the three months ended February 29, 2000 compared to a pre-tax loss of $791,000 during the three months ended February 28, 1999. The improvement in the three months ended February 29, 2000 resulted from the $5.1 million increase in revenues partially offset by the $3.3 million increase in expenses.

        No income taxes were recorded for the three months ended February 29, 2000 compared to a tax benefit of $269,000 during the three months ended February 28, 1999, due to the use of net operating loss carryforwards which were previously fully reserved and currently are used to offset income on a consolidated basis. Income taxes are recorded, and the liability is adjusted, based on an ongoing review of related facts and circumstances.

        Net income applicable to common stock amounted to $1.0 million during the three months ended February 29, 2000 compared to a net loss applicable to common stock of $522,000 during the three months ended February 28, 1999, primarily due to the forgoing.

Six Months Ended February 29, 2000 Compared to Six Months Ended February 28,
1999

        Total revenues for the Company increased 27.4%, or $9.0 million, to $41.7 million during the six months ended February 29, 2000 from $32.8 million during the six months ended February 28, 1999. The increase was primarily due to an increase in timeshare and land sales to $31.5 million during the six months ended February 29, 2000 from $24.6 million during the six months ended February 28, 1999 (net timeshare sales increased by $5.3 million and net land sales increased by $1.6 million), an increase in interest income to $6.0 million during the six months ended February 29, 2000 from $3.9 million during the six months ended February 28, 1999, and a gain on sale of other investments of $678,000 during the six months ended February 29, 2000 compared to $513,000 during the six months ended February 28, 1999.

        Gross sales of timeshare interests increased to $25.3 million during the six months ended February 29, 2000 compared to $19.4 million during the six months ended February 28, 1999, an increase of 30.3%. Net sales of timeshare interests increased to $22.9 million from $17.6 million, an increase of 30.0%. The provision for cancellations represented 9.5% and 9.3%, respectively, of gross sales of timeshare interests for the six months ended February 29, 2000 and February 28, 1999.

        Gross sales of land increased to $8.9 million during the six months ended February 29, 2000 from $7.5 million during the six months ended February 28, 1999, an increase of 19.0%. Net sales of land increased to $8.6 million during the six months ended February 29, 2000 from $7.0 million during the six months ended February 28, 1999, an increase of 22.4%. The provision for cancellations decreased to 3.6% of gross sales of land for the six months ended February 29, 2000 from 6.3% for the six months ended February 28, 1999, primarily due to a decrease in cancellation experience during the six months ended February 29, 2000 and a downward adjustment based on the results of the customary quarterly review of the allowance adequacy.

        Interest income increased to $6.0 million for the six months ended February 29, 2000 from $3.9 million for the six months ended February 28, 1999, an increase of 53.2%, primarily due to increased notes receivable for the current period.

        A net gain on sale of other investments of $678,000, resulting from the sale of two golf courses in Pahrump, was recorded for the six months ended February 29, 2000 compared to a gain in the amount of $513,000 on the sale of a commercial land parcel recorded for the six months ended February 28, 1999.

        Total costs and expenses for the Company increased to $40.1 million for the six months ended February 29, 2000 from $34.7 million for the six months ended February 28, 1999, an increase of 15.6%. The increase resulted primarily from an increase in direct costs of timeshare sales to $4.6 million from $3.4 million, an increase of 33.6%; an increase in marketing and sales expenses to $17.9 million from $16.6 million, an increase of 7.5%; an increase in interest expense to $6.0 million from $4.3 million, an increase of 40.3% and an increase in general and administrative expenses to $8.3 million from $7.0 million, an increase of 18.7%. The increase in direct costs of timeshare sales is attributable to higher net timeshare sales during the current fiscal period compared to the same period last fiscal year. The increase in marketing and sales expenses is due primarily to higher gross sales. As discussed below, the increase in these expenses on a dollar basis was accompanied by a decrease in marketing and sales expenses as a percentage of gross sales. The increase in interest expense is due to increased notes and contracts payable. The increase in general and administrative expenses is primarily due to the increase in escrow collection costs related to sales volume and an increase in maintenance fees paid to Homeowner Associations by PEC.

        As a percentage of gross sales of timeshare interests and land, marketing and sales expenses relating thereto decreased to 52.2% during the six months ended February 29, 2000 from 61.8% during the six months ended February 28, 1999, and cost of sales decreased to 17.2% during the six months ended February 29, 2000 from 17.5% during the six months ended February 28, 1999. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, the Company generally realizes lower profit margins from sales of timeshare interests than from sales of land.

        Interest expense increased to $6.0 million during the six months ended February 29, 2000 from $4.3 million during the six months ended February 28, 1999, an increase of 40.3%. The increase is a result of increased notes and contracts payable during the six months ended February 29, 2000 compared to the six months ended February 28, 1999.

        Pre-tax income of $1.7 million was earned during the six months ended February 29, 2000 compared to a pre-tax loss of $1.9 million during the six months ended February 28, 1999. The improvement in the first six months of fiscal 2000 resulted from the $9.0 million increase in revenues partially offset by the $5.4 million increase in expenses.

        No income tax provision or benefit was recorded for the six months ended February 29, 2000 compared to an income tax benefit of $650,000 during the six months ended February 28, 1999, due to the use of net operating loss carryforwards which were previously fully reserved and currently are used to offset income on a consolidated basis. Income taxes are recorded, and the liability is adjusted, based on an ongoing review of related facts and circumstances.

        Net income applicable to common stock was $1.7 million during the six months ended February 29, 2000 compared to a net loss applicable to common stock of $1.3 million during the six months ended February 28, 1999, primarily due to the foregoing.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents for the Company was $1.9 million at February 29, 2000 compared to $1.8 million at August 31, 1999.

        PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of income taxes to Mego Financial, payments of principal and interest on debt obligations, and payments of marketing and sales expenses in connection with sales of timeshare interests and land. Marketing and sales expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through advances under PEC's lines of credit in the aggregate amount of $133.5 million, sales of receivables and cash flows from operations. At February 29, 2000, no commitments existed for material capital expenditures.

        At February 29, 2000, PEC had arrangements with 4 institutional lenders for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for lines of credit of up to an aggregate of $133.5 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At February 29, 2000, an aggregate of $114.0 million was outstanding under such lines of credit, and $19.5 million was available for borrowing. Under the terms of these lines of credit, PEC may borrow 70% to 90% of the balances of the pledged timeshare and land receivables. PEC is required to comply with certain covenants under these agreements, which, among other things, require PEC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that PEC maintain a minimum tangible net worth of $25 million. At February 29, 2000, PEC exceeded this net worth requirement by $3.8 million. Summarized lines of credit information and accompanying notes relating to these lines of credit outstanding at February 29, 2000, consist of the following (thousands of dollars):


     BORROWING            MAXIMUM
     AMOUNT AT           BORROWING          REVOLVING
 FEBRUARY 29, 2000        AMOUNTS       EXPIRATION DATE (a)       MATURITY DATE       INTEREST RATE
 -----------------       ---------    ---------------------       -------------    --------------------
      $  72,994          $   75,000   (b)  May 31, 2000             Various        Prime +  2.0 - 2.25%
      ---------          ----------

         15,605              15,000   (c)  December 1, 2002         Various        Prime +  2.0
          5,850              11,500   (d)  May 31, 2000             Various        Prime +  2.0 - 3.00%
      ---------          ----------
         21,455              26,500        Considered one borrowing line for the maximum amount.
      ---------          ----------

         17,611              30,000   (e)  June 30, 2001            Various        Libor +  4.0 - 4.25%
          1,972               1,972   (f)                           July 31, 2000  Prime +  2.0 - 2.25%
      ---------          ----------
      $ 114,032          $  133,472
      =========          ==========


(a) Revolving expiration dates represent the expiration of the revolving features of the lines of credit , at which time the credit lines become loans with fixed maturities. As is customary, the Company is negotiating for extensions of the revolving periods expiring in fiscal year 2000.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million. Other restrictions, commencing with the fiscal quarter ended November 30, 1999, include: PEC's requirement to maintain costs and expenses for marketing and sales and general and administrative expenses relating to net processed sales for each fiscal quarter; PEC's requirement to maintain a minimum net processed sales requirement for each fiscal quarter; and PEC's requirement not to exceed a ratio of 4:1 of consolidated total liabilities to consolidated tangible net worth. At February 29, 2000, $56.7 million of loans secured by receivables were outstanding related to financings at prime plus 2%, of which $37.7 million of loans secured by land receivables mature May 15, 2010 and $19.0 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes $6.4 million in acquisition and development (A&D) financing maturing October 1, 2005 for the corporate office buildings, which is an amortizing loan, and a real estate loan with an outstanding balance of $1.2 million maturing December 31, 2000, all bearing interest at prime plus 2.25%. The remaining A&D loans, receivables loans and a resort lobby loan outstanding of $8.6 million are at prime plus 2% and mature at various dates through February 18, 2001.

        In December 1998, Finova Capital Corporation (FINOVA), PEC and Mego Financial entered into an Agreement under which FINOVA agreed to make a loan in the amount of $5,662,000 to PEC with an original maturity date of June 30, 1999, which date has been extended to December 31, 2000. Mego Financial guaranteed the loan and issued warrants to FINOVA to purchase a total of 83,333 shares of common stock of Mego Financial at an exercise price of $6.00 per share, exercisable within a five-year period commencing January 1, 1999. The balance outstanding under this Agreement, which is included in the $73.0 million balance in the preceding table, was $3.4 million as of February 29, 2000.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million during the life of the loan. These credit lines include available financing for A&D and receivables. At February 29, 2000, $7.2 million was outstanding under the A&D loan, which matures on June 30, 2004, and $8.4 million was outstanding under the receivables loan, which matures on May 31, 2004.

(d) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $15 million. This credit line consists of receivable financing with a maturity date of May 31, 2004, under which $1.9 million was outstanding at February 29, 2000 , and a real estate loan of $4.0 million with a maturity date of August 30, 2000.

(e) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17 million during the life of the loan. These credit lines include available financings for A&D and receivables. At February 29, 2000, $3.4 million was outstanding under the A&D loans which have a maturity date of June 30, 2001 and bear interest at the 90-day London Interbank Offering Rate (LIBOR) plus 4.25%. The available receivable financings, of which $14.2 million was outstanding at February 29, 2000, are at 90-day LIBOR plus 4% and have a maturity date of June 5, 2005.

(f) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million.

        A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):


                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                 ------------------------------------  --------------------------------------
                                                 FEBRUARY 29, 2000  FEBRUARY 28, 1999  FEBRUARY 29, 2000    FEBRUARY 28, 1999
                                                 -----------------  -----------------  -----------------    -----------------
Marketing and selling expenses attributable
    to recognized and unrecognized sales            $      8,990      $      7,931        $     18,787        $     16,927

Less:  Down payments                                      (2,617)           (2,670)             (5,678)             (5,402)
                                                    ------------      ------------        ------------        ------------

Cash Shortfall                                      $      6,373      $      5,261        $     13,109        $     11,525
                                                    ============      ============        ============        ============


        During the six month periods ended February 29, 2000 and February 28, 1999, PEC did not sell any notes receivable.


        PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables generally at the option of the purchaser. At February 29, 2000, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $48.4 million. The repurchase provisions provide for substitution of receivables as recourse for $19.9 million of sold notes receivable and cash payments for repurchase relating to $28.5 million of sold notes receivable. The undiscounted amounts of the recourse obligations on such notes receivable were $4.7 million and $6.5 million at February 29, 2000 and February 28, 1999, respectively. PEC continually reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

        The components of the Company's debt, including lines of credit consist of the following (thousands of dollars):


                                                          FEBRUARY 29,        AUGUST 31,
                                                              2000               1999
                                                          ------------        ----------
Notes collateralized by receivables                        $   81,270         $   67,457
Mortgages collateralized by real estate properties             33,605             35,846
Installment contracts and other notes payable                   1,067              1,252
                                                           ----------         ----------
       Total                                               $  115,942         $  104,555
                                                           ==========         ==========

FINANCIAL CONDITION

        Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for the six months ended February 29, 2000, consisted of the following (thousands of dollars):


Balance at beginning of period                                $ 18,149
  Provision for cancellations                                    2,717
  Amounts charged to allowance for cancellations, net           (3,831)
                                                              --------
Balance at end of period                                      $ 17,035
                                                              ========


        The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):


                                                        FEBRUARY 29,        AUGUST 31,
                                                            2000               1999
                                                        ------------        ----------
Allowance for cancellations, excluding discounts         $   13,563         $   13,987
Reserve for notes receivable sold with recourse               3,472              4,162
                                                         ----------         ----------
       Total                                             $   17,035         $   18,149
                                                         ==========         ==========


February 29, 2000 Compared to August 31, 1999

        Cash and cash equivalents increased to $1.9 million at February 29, 2000 from $1.8 million at August 31, 1999.

        Notes receivable, net, increased 19.0% to $82.4 million at February 29, 2000 from $69.3 million at August 31, 1999 primarily as a result of net new receivables added, and no sales of receivables during the six months ended February 29, 2000.

        Timeshare interests held for sale decreased 6.9% to $27.5 million at February 29, 2000 from $29.5 million at August 31, 1999.

        Land and improvements inventory decreased 20.7% to $5.3 million at February 29, 2000 from $6.7 million at August 31, 1999.

        Notes and contracts payable increased 10.9% to $115.9 million at February 29, 2000 from $104.6 million at August 31, 1999. There were increased borrowings and no receivable sales during the six months ended February 29, 2000. The proceeds of such sales would normally be used to pay down debt.

        Reserve for notes receivable sold with recourse decreased 16.6% to $3.5 million at February 29, 2000 from $4.2 million at August 31, 1999 due to the reduced balance of the sold notes receivable. Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company.

        Stockholders' equity increased 7.6% to $23.5 million at February 29, 2000 from $21.8 million at August 31, 1999.

YEAR 2000 COMPLIANCE

        The Company believes it is Year 2000 compliant. There have been no significant problems experienced as a result of the occurrence of Year 2000 which have disrupted operations. The Company will continue to monitor its operations for Year 2000 problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There was no material change for the three months ended February 29, 2000 in the information about the Company's "Quantitative and Qualitative Disclosures About Market Risk" as disclosed in its Annual Report on Form 10-K for the fiscal year ended August 31, 1999.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On February 23, 1998, an action was filed by Robert J. Feeney, as a purported class action against Mego Mortgage Corporation, (MMC) a former subsidiary of Mego Financial, and Jeffrey S. Moore, the former President and Chief Executive Officer of MMC. On June 29, 1998, an amended complaint was filed which, among other things, added Mego Financial as a defendant. On March 13, 2000, the court dismissed with prejudice the case brought against MMC and Mego Financial.

        On August 27, 1998, an action was filed in Nevada District Court, County of Clark, No. A392585, by Robert and Jocelyne Henry, husband and wife individually and on behalf of all others similarly situated against PEC, PEC's wholly-owned subsidiary, Central Nevada Utilities Company (CNUC), and certain other defendants. The plaintiffs' complaint asked for class action relief claiming that PEC and CNUC were guilty of collecting certain betterment fees and not providing sewer and water lines to their property. The court determined that plaintiffs had not properly pursued their administrative remedies with the Nevada Public Utilities Commission (PUC) and dismissed plaintiffs' amended complaint, without prejudice. Notwithstanding plaintiffs' appeal of the dismissal, plaintiff filed for administrative relief with the PUC. On November 17, 1999, the PUC found that CNUC, the only defendant over which the PUC has jurisdiction, was not in violation of any duties owed the plaintiffs or otherwise in violation of CNUC's approved tariffs. Subsequent to the PUC's decision, plaintiffs attempted to voluntarily dismiss their appeal of the trial court's order dismissing their case without prejudice and directing plaintiffs to exhaust their administrative remedies. Defendant PEC has challenged this voluntary dismissal arguing it is entitled to fees incurred in defense of the appeal. To date, the Supreme Court of Nevada has not ruled on PEC's motion and plaintiffs have not refiled their complaint.

        There has been no material change in the status of other litigation reported in the Company's Annual Report on Form 10-K for the year ended August 31, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT
 NUMBER                                     DESCRIPTION
-------                                     -----------
10.199         Fifth Amendment to Forbearance Agreement and Amendment Number 10
               to Second Amended and Restated and Consolidated Loan and Security
               Agreement dated as of February 25, 2000 by and among FINOVA
               Capital Corporation, Preferred Equities Corporation, and Mego
               Financial Corp.

10.200 Eighth Amendment to Assignment and Assumption Agreement by and between RER Corp., COMAY Corp., Growth Realty Inc. and H&H
               Financial Inc., and Mego Financial Corp., dated January 31,
               2000.

10.201 Amended, Restated and Increased Receivables Promissory Note No. 1 by Preferred Equities Corp. to Heller Financial, Inc. dated
               December 22, 1999.

10.202         Amended, Restated and Consolidated Acquisition Promissory Note
               No. 1 by Preferred Equities Corp. to Heller Financial, Inc. dated
               December 22, 1999.

10.203         Fourth Amendment to Interval Receivables Loan and Security
               Agreement dated December 22, 1999 between Heller Financial, Inc., and Preferred Equities Corporation.

10.204 Third Amendment to Acquisition and Construction Loan Agreement dated December 22, 1999 between Heller Financial, Inc., and
               Preferred Equities Corporation.

10.205         General Loan and Security Agreement (Inventory Loan) executed
               December 17, 1999 by and among Textron Financial Corp., Preferred
               Equities Corp. and Steamboat Suites, Inc.

10.206 General Loan and Security Agreement (Receivable Loan Facility) executed December 17, 1999 by and among Textron Financial Corp.,
               Preferred Equities Corp. and Steamboat Suites, Inc.

10.207         Sixth Amendment to Forbearance Agreement and Amendment No. 11 to
               Second Amended and Restated and Consolidated Loan and Security
               Agreement dated March 31, 2000 by and among FINOVA Capital
               Corporation, Preferred Equities Corporation and Mego Financial
               Corp.

27.1           Financial Data Schedule (for SEC use only).


No reports on Form 8-K were filed during the period.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MEGO FINANCIAL CORP.


                             By:/s/ Charles G. Baltuskonis
                                -------------------------------
                                Charles G. Baltuskonis
                                Vice President and Chief Accounting Officer



Date:   April 14, 2000