Form 10-Q
period 2000-05-31
MEGO FINANCIAL CORP
filed 2000-07-14
CIK 736035

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: MAY 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO  ___________________

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

        As of July 12, 2000, there were 3,500,557 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

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

           Condensed Consolidated Balance Sheets at May 31, 2000 and August 31, 1999...........1

           Condensed Consolidated Income Statements for the Three and Nine Months Ended
             May 31, 2000 and 1999.............................................................2

           Condensed Consolidated Statements of Stockholders' Equity for the Nine Months
             Ended May 31, 2000................................................................3

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
             May 31, 2000 and 1999.............................................................4

           Notes to Condensed Consolidated Financial Statements................................5

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................................6

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................14

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings..................................................................15

Item 6.    Exhibits and Reports on Form 8-K...................................................15

SIGNATURE.....................................................................................16



                                       I

PART I    FINANCIAL INFORMATION
ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (thousands of dollars, except per share amounts)
                                   (unaudited)

                                                                                           MAY 31,        AUGUST 31,
                                                                                             2000            1999
                                                                                          ----------      ----------
ASSETS
Cash and cash equivalents                                                                 $    1,766      $    1,821
Restricted cash                                                                                1,523           1,676
Notes receivable, net of allowance for cancellations and discounts of $12,845 at
    May 31, 2000 and $14,340 at August 31, 1999                                               74,132          69,300
Interest only receivables, at fair value                                                       2,866           2,566
Timeshare interests held for sale                                                             25,218          29,529
Land and improvements inventory                                                                4,747           6,649
Other investments                                                                              4,492           5,111
Property and equipment, net of accumulated depreciation of $17,161 at May 31,
    2000 and $16,252 at August 31, 1999                                                       23,452          23,560
Deferred selling costs                                                                         5,100           4,285
Prepaid debt expenses                                                                          2,078           1,757
Other assets                                                                                  15,970          12,707
                                                                                          ----------      ----------

            TOTAL ASSETS                                                                  $  161,344      $  158,961
                                                                                          ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Notes and contracts payable                                                           $  103,458      $  104,555
    Accounts payable and accrued liabilities                                                  18,008          18,141
    Reserve for notes receivable sold with recourse                                            4,447           4,162
    Deposits                                                                                   2,751           2,287
    Accrued income taxes                                                                       3,505           3,505
                                                                                          ----------      ----------

            Total liabilities before subordinated debt                                       132,169         132,650
                                                                                          ----------      ----------

Subordinated debt                                                                              4,286           4,478


Stockholders' equity:
    Preferred stock, $.01 par value (authorized--5,000,000 shares, none outstanding)              --              --
    Common stock, $.01 par value (authorized--50,000,000 shares; 3,500,557
      shares issued and outstanding at May 31, 2000 and August 31, 1999)                          35              35
    Additional paid-in capital                                                                13,068          13,068
    Retained earnings                                                                         11,786           8,730
                                                                                          ----------      ----------

            Total stockholders' equity                                                        24,889          21,833
                                                                                          ----------      ----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  161,344      $  158,961
                                                                                          ==========      ==========


           See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     MAY 31,                           MAY 31,
                                                          ----------------------------      ----------------------------
                                                             2000             1999             2000             1999
                                                          -----------      -----------      -----------      -----------
REVENUES
    Timeshare interest sales, net                         $    13,377      $    10,885      $    36,274      $    28,494
    Land sales, net                                             5,851            4,869           14,433           11,878
    Gain on sale of receivables                                   635               --              635               --
    Net gain on sale of investments and other assets               31               --              709              513
    Interest income                                             3,255            2,672            9,298            6,616
    Financial income                                              241              321              782            1,030
    Incidental operations                                         421              694            1,556            1,970
    Other                                                         924              886            2,763            2,577
                                                          -----------      -----------      -----------      -----------
            Total revenues                                     24,735           20,327           66,450           53,078
                                                          -----------      -----------      -----------      -----------

COSTS AND EXPENSES
    Direct cost of:
      Timeshare interest sales                                  2,987            2,483            7,575            5,917
      Land sales                                                  943              777            2,240            2,039
    Marketing and sales                                        10,857            9,014           28,724           25,629
    General and administrative                                  4,632            3,502           12,905           10,473
    Interest expense                                            3,194            2,374            9,173            6,635
    Incidental operations                                         278              549            1,377            1,661
    Depreciation                                                  449              485            1,400            1,493
                                                          -----------      -----------      -----------      -----------
            Total costs and expenses                           23,340           19,184           63,394           53,847
                                                          -----------      -----------      -----------      -----------


INCOME (LOSS) BEFORE INCOME TAXES                               1,395            1,143            3,056             (769)

INCOME TAXES (BENEFIT)                                             --               --               --             (650)
                                                          -----------      -----------      -----------      -----------


NET INCOME (LOSS) APPLICABLE TO COMMON STOCK              $     1,395      $     1,143      $     3,056      $      (119)
                                                          ===========      ===========      ===========      ===========

NET INCOME (LOSS) PER COMMON SHARE
    Basic:

      Net income (loss) applicable to common stock        $      0.40      $      0.33      $      0.87      $     (0.03)
                                                          ===========      ===========      ===========      ===========

      Weighted-average number of common shares              3,500,557        3,500,557        3,500,557        3,500,557
                                                          ===========      ===========      ===========      ===========

    Diluted:
      Net income (loss) applicable to common stock        $      0.40      $      0.33      $      0.87      $     (0.03)
                                                          ===========      ===========      ===========      ===========

      Weighted-average number of common shares and
        common share equivalents outstanding                3,500,557        3,500,557        3,500,557        3,500,557
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


                                                 COMMON STOCK
                                                $.01 PAR VALUE           ADDITIONAL
                                          --------------------------       PAID-IN         RETAINED
                                            SHARES          AMOUNT         CAPITAL         EARNINGS         TOTAL
                                          ----------      ----------     -----------      ----------      ----------
Balance at August 31, 1999                 3,500,557      $       35      $   13,068      $    8,730      $   21,833

Net income for the nine months ended
   May 31, 2000                                   --              --              --           3,056           3,056
                                          ----------      ----------      ----------      ----------      ----------

Balance at May 31, 2000                    3,500,557      $       35      $   13,068      $   11,786      $   24,889
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

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)


                                                                                NINE MONTHS ENDED
                                                                                     MAY 31,
                                                                             -----------------------
                                                                               2000           1999
                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                        $  3,056       $   (119)
                                                                             --------       --------
    Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
      Charges to allowance for cancellations                                   (6,339)        (4,662)
      Provision for cancellations                                               5,077          4,186
      Net gain on sale of receivables and investments and other assets         (1,344)          (513)
      Cost of sales                                                             9,815          7,956
      Depreciation                                                              1,400          1,493
      Amortization of interest only receivables                                   360            579
      Additions to interest only receivables                                     (660)            --
      Repayments on notes receivable                                           37,412         29,849
      Additions to notes receivable                                           (59,656)       (43,634)
      Proceeds from sales of notes receivable                                  19,594             --
      Purchase of land and timeshare interests                                 (3,602)        (2,994)
      Changes in operating assets and liabilities:
        Decrease in restricted cash                                               153            142
        Increase in other assets                                               (3,253)        (4,928)
        Increase in deferred selling costs                                       (815)          (157)
        Increase (decrease) in accounts payable and accrued liabilities          (133)         1,810
        Increase (decrease) in deposits                                           464         (2,421)
        Decrease in accrued income taxes                                           --           (783)
                                                                             --------       --------

          Total adjustments                                                    (1,527)       (14,077)
                                                                             --------       --------

            Net cash provided by (used in) operating activities                 1,529        (14,196)
                                                                             --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                         (1,292)        (1,368)
    Proceeds from the sale of other investments                                 1,001            747
    Additions to other investments                                                (34)          (821)
    Decrease in other investments                                                  30             --
                                                                             --------       --------

            Net cash used in investing activities                                (295)        (1,442)
                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                   49,643         40,906
    Reduction of debt                                                         (50,740)       (25,124)
    Payments on subordinated debt                                                (429)          (466)
    Increase in subordinated debt                                                 237            453
                                                                             --------       --------

            Net cash provided by (used in) financing activities                (1,289)        15,769
                                                                             --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (55)           131

CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD                                1,821          1,813
                                                                             --------       --------

CASH AND CASH EQUIVALENTS -- END OF PERIOD                                   $  1,766       $  1,944
                                                                             ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest, net of amounts capitalized                                   $  9,101       $  6,342
                                                                             ========       ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
    Issuance of warrants related to debt                                     $     --       $    109


           See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2000 AND 1999
                                   (unaudited)


1.  FINANCIAL STATEMENTS

        In the opinion of management, when read in conjunction with the audited Consolidated Financial Statements for the years ended August 31, 1999 and 1998, contained in the Form 10-K of Mego Financial Corp. (Mego Financial) filed with the Securities and Exchange Commission for the year ended August 31, 1999, the accompanying unaudited Condensed Consolidated Financial Statements contain all of the information necessary to present fairly the financial position of Mego Financial and subsidiaries at May 31, 2000, the results of its operations for the three and nine months ended May 31, 2000 and 1999, the changes in stockholders' equity for the nine months ended May 31, 2000 and the cash flows for the nine months ended May 31, 2000 and 1999. All intercompany accounts between the parent and its subsidiaries have been eliminated.

        The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments, which are normal and recurring in nature, necessary for the fair presentation of these statements have been included herein. The results of operations for the three and nine months ended May 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which summarizes the SEC's interpretation of applying generally accepted accounting principles to revenue recognition in the financial statements. SAB No. 101 was subsequently amended in June 2000 and becomes effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Based on Mego Financial's current revenue recognition policies, Mego Financial does not expect the adoption of SAB No. 101, as amended, to have a material impact on its consolidated financial position or results of operations.

4. STOCKHOLDERS' EQUITY

        Mego Financial's stock option plan (Stock Option Plan), which was amended and restated as of September 16, 1998 upon the approval of Mego Financial's shareholders, provides for grants of non-qualified and qualified incentive options to officers, key employees and directors. Options for 58,906 shares were outstanding as of May 31, 2000.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain forward-looking statements and information relating to Mego Financial Corp. (Mego Financial) (Mego Financial and it subsidiaries are referred to herein collectively as the Company) that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new timeshare and land sales programs and future financial performance, including growth in revenues and net income and cash flows. Such forward-looking statements also include, without limitation, the Company's expectations and beliefs as to the results of its year 2000 compliance efforts and the impact on the Company's operations of efforts its lenders and other third parties in respect of such compliance. In addition, as used herein, the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

        The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, contained elsewhere herein and in the Company's Form 10-K for the fiscal year ended August 31, 1999.

GENERAL

        The business of the Company is primarily the marketing, financing and sale of timeshare interests, retail lots and land parcels, and servicing the related receivables, and operating and/or managing timeshare properties. The Company, through its subsidiary, Preferred Equities Corporation (PEC), provides financing to purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust and mortgages. These notes receivable are generally payable over a period up to twelve years, bear interest at rates ranging from 10.0% to 15.5%, and require equal monthly installments of principal and interest.

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

        In discounting cash flows related to notes receivable sales, PEC defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate of 15% for the nine months ended May 31, 2000 and 1999. PEC has developed its assumptions based on experience with its own portfolio, available market data and consultation with its financial advisors.

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


        Land sales as of May 31, 2000 exclude $18.3 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received or the respective recission periods have not yet expired. Of the $18.3 million unrecognized land sales, the Company estimates that it will ultimately recognize $15.0 million of revenues, which would be reduced by a provision for cancellations of $1.3 million, deferred selling costs of $4.2 million and cost of sales of $2.1 million.

        PEC has entered into financing arrangements with certain purchasers of timeshare interests and land whereby a lower interest rate, currently 5% per annum, is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. Notes receivable of $6.3 million and $6.0 million at May 31, 2000 and August 31, 1999, respectively, were made under this arrangement.

RESULTS OF OPERATIONS

Three Months Ended May 31, 2000 Compared to Three Months Ended May 31, 1999

        Total revenues for the Company increased 21.7% or $4.4 million to $24.7 million during the three months ended May 31, 2000 from $20.3 million during the three months ended May 31, 1999. The increase was primarily due to a net increase of $3.5 million in timeshare and land sales to $19.2 million during the three months ended May 31, 2000 from $15.7 million during the three months ended May 31, 1999 (net timeshare sales increased by $2.5 million and net land sales increased by $1.0), an increase in interest income to $3.3 million during the three months ended May 31, 2000 from $2.7 million during the three months ended May 31, 1999 and total net gains of $666,000 on sale of receivables and investments and other assets during the three months ended May 31, 2000.

        Gross sales of timeshare interests increased to $15.3 million during the three months ended May 31, 2000 from $12.5 million during the three months ended May 31, 1999, an increase of 22.7%. Net sales of timeshare interests increased to $13.4 million from $10.9 million, an increase of 22.9%. The provision for cancellations represented 12.5% and 12.7%, respectively, of gross sales of timeshare interests for the three months ended May 31, 2000 and 1999.

        Gross sales of land increased to $6.3 million during the three months ended May 31, 2000 from $5.2 million during the three months ended May 31, 1999, an increase of 21.0%. Net sales of land increased to $5.9 million during the three months ended May 31, 2000 from $4.9 million during the three months ended May 31, 1999, an increase of 20.2%. The provision for cancellations represented 7.0% and 6.4%, respectively, of gross sales of land for the three months ended May 31, 2000 and 1999.

        Interest income increased 21.8% to $3.3 million for the three months ended May 31, 2000 from $2.7 million for the three months ended May 31, 1999, primarily due to increased notes receivable for the current quarter.

        During the three months ended May 31, 2000, there were $666,000 net gains on sale of receivables and land parcels.

        Total costs and expenses for the Company increased to $23.3 million for the three months ended May 31, 2000 from $19.1 million for the three months ended May 31, 1999, an increase of 21.7%. The increase resulted primarily from an increase in direct costs of timeshare sales to $3.0 million from $2.5 million, an increase of 20.3%; an increase of $1.8 million in marketing and sales expense, an increase of 20.4%; an increase of $820,000 in interest expense, an increase of 34.5%; and, an increase of $1.1 million in general and administrative expenses, an increase of 32.3%. The increase in direct costs of timeshare sales is attributable to higher net timeshare sales during the current fiscal quarter compared to the same quarter last year. The increase in marketing and sales expenses is due primarily to higher gross sales. As discussed below, marketing and sales expenses decreased as a percentage of gross sales. The increase in interest expense is due to increased notes and contracts payable and borrowing costs. The increase in general and administrative expenses is due primarily to the increase in escrow collection costs related to the increased sales volume, an increase in maintenance fees paid to Homeowner Associations by PEC, other resort operations' expenses and a lease payment related to a previously affiliated company.

        As a percentage of gross sales of timeshare interests and land, marketing and sales expenses related thereto decreased to 50.3% during the three months ended May 31, 2000 from 51.0% during the three months ended May 31, 1999, and cost of sales decreased to 18.2% during the three months ended May 31, 2000 from 18.5% during the three months ended May 31, 1999. Subsequent to the first quarter of fiscal 1999, the Company restructured its marketing and sales programs, which restructuring included the closing of unprofitable sales locations, the elimination of certain marketing programs and the layoff of related personnel. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, the Company generally realizes lower profit margins from sales of timeshare interests than from sales of land.

        Interest expense increased to $3.2 million during the three months ended May 31, 2000 from $2.4 million during the three months ended May 31, 1999, an increase of 34.5%. The increase was a result of increased notes and contracts payable during the three months ended May 31, 2000 compared to the three months ended May 31, 1999, and the increased borrowing costs in the comparative periods. This increase related to interest carrying costs for maintaining the notes in the Company's owned portfolio. Historically, PEC has from time to time sold notes receivable and applied the net proceeds to reduce its outstanding debt. Until the current quarter, there had been no such sales since August 1998. There were loan package sales to two institutional buyers aggregating $19.0 million during the three months ended May 31, 2000.

        Pre-tax income of $1.4 million was earned during the three months ended May 31, 2000 compared to pre-tax income of $1.1 million during the three months ended May 31, 1999. The improvement in the three months ended May 31, 2000 resulted from the $4.4 million increase in revenues partially offset by the $4.1 million increase in expenses.

        No income taxes were recorded for the three months ended May 31, 2000 and 1999, due to the use of net operating loss carryforwards which were previously fully reserved and are used to offset income on a consolidated basis. Income taxes are recorded, and the liability is adjusted, based on an ongoing review of related facts and circumstances.

        Net income applicable to common stock amounted to $1.4 million during the three months ended May 31, 2000 compared to net income applicable to common stock of $1.1 million during the three months ended May 31, 1999, primarily due to the foregoing.

Nine Months Ended May 31, 2000 Compared to Nine Months Ended May 31, 1999

        Total revenues for the Company increased 25.2%, or $13.4 million, to $66.5 million during the nine months ended May 31, 2000 from $53.1 million during the nine months ended May 31, 1999. The increase was primarily due to an increase in timeshare and land sales to $50.7 million during the nine months ended May 31, 2000 from $40.4 million during the nine months ended May 31, 1999 (net timeshare sales increased by $7.8 million and net land sales increased by $2.5 million), an increase in interest income to $9.3 million during the nine months ended May 31, 2000 from $6.6 million during the nine months ended May 31, 1999, and total net gains on sale of receivables and investments and other assets of $1.3 million during the nine months ended May 31, 2000 compared to $513,000 during the nine months ended May 31, 1999.

        Gross sales of timeshare interests increased to $40.6 million during the nine months ended May 31, 2000 compared to $31.9 million during the nine months ended May 31, 1999, an increase of 27.3%. Net sales of timeshare interests increased to $36.3 million from $28.5 million, an increase of 27.3%. The provision for cancellations represented 10.6% of gross sales of timeshare interests for the nine months ended May 31, 2000 and 1999.

        Gross sales of land increased to $15.2 million during the nine months ended May 31, 2000 from $12.7 million during the nine months ended May 31, 1999, an increase of 19.8%. Net sales of land increased to $14.4 million during the nine months ended May 31, 2000 from $11.9 million during the nine months ended May 31, 1999, an increase of 21.5%. The provision for cancellations decreased to 5.0% of gross sales of land for the nine months ended May 31, 2000 from 6.3% for the nine months ended May 31, 1999, primarily due to a decrease in cancellation experience during the nine months ended May 31, 2000 and downward adjustments based on the results of the customary quarterly reviews of the allowance adequacy.

        Interest income increased to $9.3 million for the nine months ended May 31, 2000 from $6.6 million for the nine months ended May 31, 1999, an increase of 40.5%, primarily due to increased notes receivable for the current period.

        During the nine months ended May 31, 2000, there were $1.3 million net gains on sale of receivables, the golf courses and land parcels, compared to a $513,000 gain on a sale of a land parcel for the nine months ended May 31, 1999.

        Total costs and expenses for the Company increased to $63.4 million for the nine months ended May 31, 2000 from $53.8 million for the nine months ended May 31, 1999, an increase of 17.7%. The increase resulted primarily from an increase in direct costs of timeshare sales to $7.6 million from $5.9 million, an increase of 28.0%; an increase in marketing and sales expenses to $28.7 million from $25.6 million, an increase of 12.1%; an increase in interest expense to $9.2 million from $6.6 million, an increase of 38.3%; and, an increase in general and administrative expenses to $12.9 million from $10.5 million, an increase of 23.2%. The increase in direct costs of timeshare sales is attributable to higher net timeshare sales during the current fiscal period compared to the same period last fiscal year. The increase in marketing and sales expenses is due primarily to higher gross sales. As discussed below, the increase in these expenses on a dollar basis was accompanied by a decrease in marketing and sales expenses as a percentage of gross sales. The increase in interest expense is due to increased notes and contracts payable and borrowing costs. The increase in general and administrative expenses is primarily due to the increase in escrow collection costs related to sales volume, an increase in maintenance fees paid to Homeowner Associations by PEC, other resort operations' expenses and a lease payment related to a previously affiliated company.

        As a percentage of gross sales of timeshare interests and land, marketing and sales expenses relating thereto decreased to 51.5% during the nine months ended May 31, 2000 from 57.5% during the nine months ended May 31, 1999, and cost of sales decreased to 17.6% during the nine months ended May 31, 2000 from 17.9% during the nine months ended May 31, 1999.

        Interest expense increased to $9.2 million during the nine months ended May 31, 2000 from $6.6 million during the nine months ended May 31, 1999, an increase of 38.3%. The increase is a result of increased notes and contracts payable and borrowing costs during the nine months ended May 31, 2000 compared to the nine months ended May 31, 1999.

        Pre-tax income of $3.1 million was earned during the nine months ended May 31, 2000 compared to a pre-tax loss of $769,000 during the nine months ended May 31, 1999. The improvement in the first nine months of fiscal 2000 resulted from the $13.4 million increase in revenues partially offset by the $9.5 million increase in expenses.

        No income tax provision or benefit was recorded for the nine months ended May 31, 2000 compared to an income tax benefit of $650,000 during the nine months ended May 31, 1999, due to the use of net operating loss carryforwards which were previously fully reserved and currently are used to offset income on a consolidated basis. Income taxes are recorded, and the liability is adjusted, based on an ongoing review of related facts and circumstances.

        Net income applicable to common stock was $3.1 million during the nine months ended May 31, 2000 compared to a net loss applicable to common stock of $119,000 during the nine months ended May 31, 1999, primarily due to the foregoing.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents for the Company were $1.8 million at May 31, 2000 and August 31, 1999.

        PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of income taxes to Mego Financial, payments of principal and interest on debt obligations, and payments of marketing and sales expenses in connection with sales of timeshare interests and land. Marketing and sales expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through advances under PEC's lines of credit in the aggregate amount of $133.5 million, sales of receivables and cash flows from operations. At May 31, 2000, no commitments existed for material capital expenditures.

        At May 31, 2000, PEC had arrangements with institutional lenders for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for lines of credit of up to an aggregate of $133.5 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At May 31, 2000, an aggregate of $101.5 million was outstanding under such lines of credit, and $32.0 million was available for borrowing. Under the terms of these lines of credit, PEC may borrow 65% to 90% of the balances of the pledged timeshare and land receivables. PEC is required to comply with certain covenants under these agreements, which, among other things, require PEC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that PEC maintain a minimum tangible net worth of $25 million. At May 31, 2000, PEC exceeded this net worth requirement by $5.0 million. Summarized lines of credit information and accompanying notes relating to these lines of credit outstanding at May 31, 2000, consist of the following (thousands of dollars):

    BORROWING          MAXIMUM
    Amount at         Borrowing         Revolving
   May 31, 2000        Amounts      Expiration Date (a)  Maturity Date       Interest Rate
-------------------  -------------  -------------------  ---------------  --------------------
          $ 60,312       $ 75,000   (b) December 31, 2000  Various         Prime +  2.0 - 2.25%
------------------   ------------

            15,538         15,000   (c) December 1, 2002   Various         Prime +  2.0
             5,387         11,500   (d) August 1, 2000     Various         Prime +  2.0 - 3.00%
------------------   ------------
            20,925         26,500       Considered one borrowing line for the maximum amount.
------------------   ------------

            18,260         30,000   (e) June 30, 2001      Various         Libor +  4.0 - 4.25%
             1,972          1,972   (f)                    July 31, 2000   Prime + 2.25%
------------------   ------------
         $ 101,469      $ 133,472
==================   ============


(a) Revolving expiration dates represent the expiration of the revolving features of the lines of credit, at which time the credit lines become loans with fixed maturities. As is customary, the Company is negotiating for extensions of certain of the revolving periods.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million. Other restrictions, commencing with the fiscal quarter ended November 30, 1999, include: PEC's requirement to maintain costs and expenses for marketing and sales and general and administrative expenses relating to net processed sales for each fiscal quarter; PEC's requirement to maintain a minimum net processed sales requirement for each fiscal quarter; and PEC's requirement not to exceed a ratio of 4:1 of consolidated total liabilities to consolidated tangible net worth. At May 31, 2000, $45.9 million of loans secured by receivables were outstanding related to financings at prime plus 2%, of which $26.8 million of loans secured by land receivables mature May 15, 2010 and $19.1 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes $6.4 million in acquisition and development (A&D) financing maturing October 1, 2005 for the corporate office buildings, which is an amortizing loan with principal payments waived through December 31, 2000, and a real estate loan with an outstanding balance of $1.2 million maturing December 31, 2000, all bearing interest at prime plus 2.25%. The remaining A&D loans, receivables loans and a resort lobby loan outstanding of $4.3 million are at prime plus 2% and mature at various dates through February 18, 2001.

        In December 1998, Finova Capital Corporation (FINOVA), PEC and Mego Financial entered into an Agreement under which FINOVA agreed to make a loan in the amount of $5,662,000 to PEC with an original maturity date of June 30, 1999, which date has been extended to December 31, 2000. Mego Financial guaranteed the loan and issued warrants to FINOVA to purchase a total of 83,333 shares of common stock of Mego Financial at an exercise price of $6.00 per share, exercisable within a five-year period commencing January 1, 1999. The balance outstanding under this Agreement, which is included in the $60.3 million balance in the preceding table, was $2.5 million as of May 31, 2000.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million during the life of the loan. These credit lines include available financing for A&D and receivables. At May 31, 2000, $6.8 million was outstanding under the A&D loan, which matures on June 30, 2004, and $8.7 million was outstanding under the receivables loan, which matures on May 31, 2004.

(d) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $15 million. This credit line consists of receivable financing with a maturity date of May 31, 2004, under which $1.7 million was outstanding at May 31, 2000, and a real estate loan of $3.7 million with a maturity date of August 30, 2000.

(e) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17 million during the life of the loan. These credit lines include available financings for A&D and receivables. At May 31, 2000, $2.8 million was outstanding under the A&D loans which have a maturity date of June 30, 2001 and bear interest at the 90-day London Interbank Offering Rate (LIBOR) plus 4.25%. The available receivable financings, of which $15.5 million was outstanding at May 31, 2000, are at 90-day LIBOR plus 4% and have a maturity date of June 5, 2005.

(f) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million.

        A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         MAY 31,                       MAY 31,
                                                 -----------------------       -----------------------
                                                   2000           1999           2000           1999
                                                 --------       --------       --------       --------
Marketing and selling expenses attributable
    to recognized and unrecognized sales         $ 10,772       $  8,837       $ 29,539       $ 26,168
Less:  Down payments                               (2,831)        (3,475)        (8,175)        (8,868)
                                                 --------       --------       --------       --------
Cash Shortfall                                   $  7,941       $  5,362       $ 21,364       $ 17,300
                                                 ========       ========       ========       ========

        During the three months ended May 31, 2000, an aggregate of $19.0 million of notes receivable was sold to two institutional buyers. There had been no other notes receivable sales since August 1998.

        PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables generally at the option of the purchaser. At May 31, 2000, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $63.5 million. The repurchase provisions provide for substitution of receivables as recourse for $54.7 million of sold notes receivable and cash payments for repurchase relating to $8.8 million of sold notes receivable. The undiscounted amounts of the recourse obligations on such notes receivable were $5.0 million and $6.0 million at May 31, 2000 and 1999, respectively. PEC continually reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

        The components of the Company's debt, including lines of credit consist of the following (thousands of dollars):

                                                        MAY 31,      AUGUST 31,
                                                          2000          1999
                                                        --------     ----------
Notes collateralized by receivables                     $ 71,824      $ 67,457
Mortgages collateralized by real estate properties        30,440        35,846
Installment contracts and other notes payable              1,194         1,252
                                                        --------      --------
       Total                                            $103,458      $104,555
                                                        ========      ========

FINANCIAL CONDITION

        Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for the nine months ended May 31, 2000, consisted of the following (thousands of dollars):


Balance at beginning of period                               $ 18,149
    Provision for cancellations                                 5,077
    Amounts charged to allowance for cancellations, net        (6,339)
                                                             --------
Balance at end of period                                     $ 16,887
                                                             ========


        The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):

                                                      MAY 31,      AUGUST 31,
                                                        2000          1999
                                                      --------     ----------
Allowance for cancellations, excluding discounts      $ 12,440      $ 13,987
Reserve for notes receivable sold with recourse          4,447         4,162
                                                      --------      --------
       Total                                          $ 16,887      $ 18,149
                                                      ========      ========

May 31, 2000 Compared to August 31, 1999

        Cash and cash equivalents was $1.8 million at May 31, 2000 and August 31, 1999.

        Notes receivable, net, increased 7.0% to $74.1 million at May 31, 2000 from $69.3 million at August 31, 1999 primarily as a result of net new receivables added. During the three months ended May 31, 2000, $19.0 million in notes receivable were sold to various lenders.

        Timeshare interests held for sale decreased 14.6% to $25.2 million at May 31, 2000 from $29.5 million at August 31, 1999.

        Land and improvements inventory decreased 28.6% to $4.7 million at May 31, 2000 from $6.6 million at August 31, 1999.

        Notes and contracts payable decreased 1.0% to $103.5 million at May 31, 2000 from $104.6 million at August 31, 1999. There was a net increase of $4.3 million in notes collateralized by receivables, as the new business more than offset the notes receivable sales previously mentioned. Mortgages collateralized by real estate properties decreased by $5.4 million. Other than release payments in the normal course of business, such debt was reduced by the proceeds from the sale of the golf courses and land parcels.

        Reserve for notes receivable sold with recourse increased 6.9% to $4.4 million at May 31, 2000 from $4.2 million at August 31, 1999. This reserve is increased as notes receivable are sold to lenders, and reduced as loan balances decrease. Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company.

        Stockholders' equity increased 14.0% to $24.9 million at May 31, 2000 from $21.8 million at August 31, 1999. The change for the period was due to net income.

YEAR 2000 COMPLIANCE

        The Company believes it is Year 2000 compliant. There have been no significant problems experienced as a result of the occurrence of Year 2000 which have disrupted operations. The Company will continue to monitor its operations for Year 2000 problems.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There was no material change for the three months ended May 31, 2000 in the information about the Company's "Quantitative and Qualitative Disclosures About Market Risk" as disclosed in its Annual Report on Form 10-K for the fiscal year ended August 31, 1999.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On August 27, 1998, an action was filed in Nevada District Court, County of Clark, No. A392585, by Robert and Jocelyne Henry, husband and wife individually and on behalf of all others similarly situated against PEC, PEC's wholly-owned subsidiary, Central Nevada Utilities Company (CNUC), and certain other defendants. The plaintiffs' complaint asked for class action relief claiming that PEC and CNUC were guilty of collecting certain betterment fees and not providing sewer and water lines to their property. The court determined that plaintiffs had not properly pursued their administrative remedies with the Nevada Public Utilities Commission (PUC) and dismissed plaintiffs' amended complaint, without prejudice. Notwithstanding plaintiffs' appeal of the dismissal, plaintiff filed for administrative relief with the PUC. On November 17, 1999, the PUC found that CNUC, the only defendant over which the PUC has jurisdiction, was not in violation of any duties owed the plaintiffs or otherwise in violation of CNUC's approved tariffs. Subsequent to the PUC's decision, plaintiffs voluntarily dismissed their appeal of the trial court's order dismissing their case without prejudice and directing plaintiffs to exhaust their administrative remedies. On May 4, 2000, plaintiffs refiled their complaint in Nevada District Court, naming all of the above parties with the exception of CNUC.

          On October 19, 1998, the United States District Court, District of Nevada (Court) issued a Final Judgment and Order of Dismissal with Prejudice, approving the Settlement Agreement, regarding the actions against the Company known as the Dunleavy and Peyser Actions filed in 1995 and 1996; and the Michael Nadler action filed in 1996. The Final Judgment and Order of Dismissal would not become final until the Effective Date, which is the date following either the expiration of any appeal period without appeal; or, the date following the affirmation of the Final Judgment on appeal, and on which such Final Judgment is no longer subject to further judicial review. On November 13, 1998, Michael Nadler, who had filed objections to the settlement, filed a Notice of Appeal from the Final Judgment and Order of Dismissal with Prejudice and certain other orders of the Court. On May 22, 2000, the 9th Circuit Court of Appeals denied Mr. Nadler's appeal of the Settlement Agreement and sustained the final judgment. Provided no further appeal is taken, the Effective Date will be August 21, 2000.

        There has been no material change in the status of other litigation reported in the Company's Annual Report on Form 10-K for the year ended August 31, 1999, other than that reported herein and in the Form 10-Q's for the quarters ended November 30, 1999 and February 29, 2000.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     EXHIBIT
      NUMBER                             DESCRIPTION
     --------                            -----------
      10.208      Amendment No. 4 to Severance Agreement and Consulting
                  Agreement dated December 30, 1999 by and between Mego
                  Financial Corp. and Don A. Mayerson.

      10.209      Amendment No. 5 to Severance Agreement and Consulting
                  Agreement dated May 20, 2000 by and between Mego Financial
                  Corp. and Don A. Mayerson.

      10.210 Ninth Amendment to Assignment and Assumption Agreement by and between RER Corp., COMAY Corp., GROWTH REALTY INC. and H&H
                  FINANCIAL, INC. and MEGO FINANCIAL Corp. dated April 30,2000.

      27.1        Financial Data Schedule (for SEC use only).

(b) No reports on Form 8-K were filed during the quarter.

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


                                 MEGO FINANCIAL CORP.


                                 By: /s/ Charles G. Baltuskonis
                                     -------------------------------------------
                                     Charles G. Baltuskonis
                                     Vice President and Chief Accounting Officer



Date:   July 12, 2000

                                 EXHIBIT INDEX

     EXHIBIT
      NUMBER                             DESCRIPTION
     --------                            -----------
      10.208      Amendment No. 4 to Severance Agreement and Consulting
                  Agreement dated December 30, 1999 by and between Mego
                  Financial Corp. and Don A. Mayerson.

      10.209      Amendment No. 5 to Severance Agreement and Consulting
                  Agreement dated May 20, 2000 by and between Mego Financial
                  Corp. and Don A. Mayerson.

      10.210 Ninth Amendment to Assignment and Assumption Agreement by and between RER Corp., COMAY Corp., GROWTH REALTY INC. and H&H
                  FINANCIAL, INC. and MEGO FINANCIAL Corp. dated April 30,2000.

      27.1        Financial Data Schedule (for SEC use only).