Form 10-K
period 2000-08-31
MEGO FINANCIAL CORP
filed 2000-11-29
CIK 736035

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
        _______________

                          COMMISSION FILE NUMBER 1-8645

                              MEGO FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEW YORK                                      13-5629885
  -------------------------------                      ---------------------
  (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                       identification no.)

      4310 PARADISE ROAD, LAS VEGAS, NV                     89109
    ----------------------------------------           ----------------
    (Address of principal executive offices)              (Zip code)



Registrant's telephone number, including area code        702-737-3700
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:       NONE
                                                           ---------------------

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 15, 2000, 3,500,557 shares of the registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant as of November 15, 2000 was approximately $8,323,840 based on a closing price of $4.81 for the common stock as reported on the NASDAQ National Market on such date. For purposes of the foregoing computation, all executive officers, Directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, Directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                              MEGO FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS



                                                       PART I                                                   PAGE
                                                       ------                                                   ----
Item 1.    Business.......................................................................................       1

Item 2.    Properties.....................................................................................       10

Item 3.    Legal Proceedings..............................................................................       10

Item 4.    Submission of Matters to a Vote of Security Holders............................................       11


                                                      PART II

Item 5.    Market for the Registrant's Common Equity and Related Security Holder Matters..................       12

Item 6.    Selected Consolidated Financial Data...........................................................       12

Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................................................       15

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.....................................       25

Item 8.    Financial Statements and Supplementary Data....................................................       26

Item 9.    Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure....................................................................       26


                                                     PART III

Item 10.   Directors and Executive Officers of the Company................................................       27

Item 11.   Executive Compensation.........................................................................       29

Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................       33

Item 13.   Certain Relationships and Related Transactions.................................................       34


                                                      PART IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K.............................       35

           Signatures....................................................................................       47

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Mego Financial Corp. (Mego Financial) is a premier developer and operator of timeshare properties and a provider of consumer financing to purchasers of its timeshare intervals and land parcels through its wholly-owned subsidiary, Preferred Equities Corporation (PEC) established in 1970. PEC also manages timeshare properties and receives management fees as well as fees based on sales of timeshare interests. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it hypothecates and services. Unless the context requires otherwise, the "Company" refers to Mego Financial and its consolidated subsidiaries. The terms "fiscal 2000", "fiscal 1999" and "fiscal 1998" refer to the fiscal years ended August 31, 2000, 1999 and 1998, respectively.

        The Company was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp. In January 1988, the Company sold a controlling interest in the Company consisting of approximately 43% of the then outstanding common stock after the sale, to affiliates of the Assignors (as hereinafter defined). See "Item 13. Certain Relationships and Related Transactions" and Note 1 of Notes to Consolidated Financial Statements. In February 1988, the Company acquired PEC, pursuant to an assignment by the Assignors (Comay Corp., GRI, RRE Corp., and H&H Financial Inc.) of their contract right to purchase PEC. The Company's executive offices are located at 4310 Paradise Road, Las Vegas, Nevada, and its telephone number is (702) 737-3700.

PREFERRED EQUITIES CORPORATION

GENERAL

        PEC acquires, develops and converts rental and condominium apartment buildings and hotels for sale as timeshare interests and engages in the retail sale of land. PEC's strategy is to acquire properties in desirable destination resort areas that offer a range of recreational activities and amenities. PEC markets and sells timeshare interests in its resorts in Las Vegas and Reno, Nevada; Honolulu, Hawaii; Brigantine, New Jersey; Steamboat Springs, Colorado; Indian Shores and Orlando, Florida; and sells land in Nevada and Colorado. PEC owns property in Biloxi, Mississippi, which it is considering for the possible construction of a future timeshare resort. PEC is also affiliated with Hotel Maison Pierre Lafitte Ltd. in New Orleans, Louisiana, and received management fees as well as fees based on sales of timeshare interests. Major lodging, hospitality and entertainment companies, including The Walt Disney Company, Hilton Hotels Corporation, Marriott Ownership Resorts, Inc. and Hyatt Corporation, among others, have commenced developing and marketing timeshare interests in various resort properties. The Company believes that the entry into the timeshare industry of certain of these large and well-known lodging, hospitality and entertainment companies has contributed to the growth and acceptance of the industry. To enhance its competitive position, in April 1995, PEC entered into a strategic alliance with Ramada Franchise Systems, Inc. (Ramada) and its parent, Hospitality Franchise Systems, Inc., now Cendant Corporation (Cendant), pursuant to which PEC was granted a ten-year (including a renewal option) exclusive license to operate both its existing and future timeshare properties under the name "Ramada Vacation Suites." The American Resort Development Association (ARDA) estimates that over 2 million families in the United States own timeshare interests in resorts worldwide and that sales of timeshare interests in the United States aggregated approximately $4 billion in 1999. Additionally, it is estimated by ARDA that sales volume is increasing at a compounded annual rate of approximately 14% due to the entry of brand-name hospitality firms and well-financed publicly held companies with lower costs of capital and strong growth among seasoned timeshare companies.

TIMESHARE PROPERTIES AND SALES

        The timeshare interests offered by PEC in its resorts other than in Hawaii generally consist of undivided fee interests in the land and facilities comprising the property or an undivided fee interest in a particular unit, pursuant to which the owner acquires the perpetual right to weekly occupancy of a residence unit each year. In its resort in Hawaii, PEC offers "right-to-use" interests, pursuant to which the owner has occupancy rights for one week each year until December 31, 2009, the last full year of the underlying land lease for the resort property. During fiscal 2000, 1999 and 1998, PEC had net sales of 2,885, 2,841 and 2,237 timeshare interests, respectively, at prices ranging from $4,250 to $30,990.

        The Company believes that PEC's alliance with Ramada has enabled it to capitalize on the Ramada reputation, name recognition and customer profile, which closely matches PEC's customer profile. The agreement with Ramada ("Agreement") required PEC to pay an initial access fee of $1 million and monthly recurring fees equal to 1% of PEC's Gross Sales (as defined in the Agreement) through January 1996 and 1.5% of PEC's Gross Sales each month commencing in February 1996, with certain minimums that increase each year. The initial term of the Agreement was 5 years and PEC had the option to renew the Agreement for an additional term of 5 years. PEC exercised the option on April 27, 2000. The Agreement will expire on December 31, 2005. The Company believes it has benefited from the use of the Ramada name, but is unable to quantify the amount of such benefit.

        PEC also offers a sales program whereby a customer pays a fixed fee on an installment basis to use a timeshare interest during an initial one-year period with an option to purchase the timeshare interest. If the customer exercises the option to purchase the interest, the fixed fee is applied toward the down payment of the timeshare interest purchased.

        PEC's Ramada Vacation Suites at Las Vegas includes 37 buildings with a total of 489 studio, one and two bedroom units that have been converted for sale as 24,939 timeshare interests. As of August 31, 2000, 3,523 timeshare interests remained available for sale. The resort is in close proximity to "the Strip" in Las Vegas and features swimming pools and other amenities. PEC has completed the expansion of the resort common areas to include an expanded lobby, convenience store and expanded sales facilities.

        The Ramada Vacation Suites at Reno consists of a 95-unit hotel that has been converted for sale as 4,845 timeshare interests. As of August 31, 2000, 1,249 timeshare interests remained available for sale. The resort is undergoing major renovations and features an indoor swimming pool, exercise facilities, sauna, jacuzzi and sun deck.

        The Ramada Vacation Suites at Honolulu is an 80-unit hotel consisting of 3 buildings that have been converted for sale as 4,160 timeshare interests. As of August 31, 2000, 577 timeshare interests remained available for sale. The resort is within walking distance of a public beach and features a swimming pool and jacuzzi. PEC has a leasehold interest in the buildings, equipment and furnishings which expires in December 2009. The annual rental payments total approximately $192,000.

        The Ramada Vacation Suites at Steamboat Springs consists of 60 one- and two-bedroom units, which have been converted for sale as 3,060 timeshare interests. As of August 31, 2000, 813 timeshare interests remained available for sale. PEC acquired this condominium resort in 1994 and completed the conversion in 1995. PEC has constructed a 5,500-square foot amenities building at this resort that features a spa and sauna.

        The Ramada Vacation Suites - Hilltop at Steamboat Springs is a hotel building with indoor swimming pool, restaurant, cocktail lounge and meeting room facilities. The complex contains 56 one- and two-bedroom units to be sold as 2,856 timeshare interests. 42 of the units, containing 2,142 timeshare interests, are registered for sale. As of August 31, 2000, 1,340 timeshare interests remained available for sale. 14 additional units containing 714 timeshare interests will be registered as demand dictates. The resort is located in Steamboat Springs, Colorado, in close proximity to ski slopes and other attractions.

        The Ramada Vacation Suites at Orlando consists of a 7-building, 102 unit complex that has been converted into 5,202 timeshare interests. As of August 31, 2000, 991 timeshare interests remained available for sale. An eighth building, containing 18 units to be sold as 918 timeshare interests, became available in November 2000. The resort features a pool and is located near the major tourist attractions.

        The Ramada Vacation Suites at Indian Shores consists of a 2-building complex, which has been converted into a total of 32 one- and two-bedroom units to be sold as 1,632 timeshare interests. As of August 31. 2000, 53 timeshare interests remained available for sale. The resort is located on the intercoastal waterway in close proximity to St. Petersburg and Clearwater, Florida.

        The Ramada Vacation Suites on Brigantine Beach consists of a 91-unit hotel and a 17-unit three-story building that have been either converted or constructed for sale as 5,508 timeshare interests. As of August 31, 2000, 877 timeshare interests were available for sale. The resort, located on beach front property in close proximity to Atlantic City, New Jersey, features an enclosed swimming pool, cocktail lounge, bar and restaurant.

        The Ramada Vacation Suites at New Orleans is an existing 19-suite hotel that consists of studios, as well as one-and two-bedroom suites. The resort is located next to the Fairmont Hotel, adjacent to the historic French Quarter. The location provides easy access to the City's key tourist attractions.

        The following table sets forth certain information regarding the timeshare interests at the Company's resort properties:

                                                               STEAMBOAT                           INDIAN
                               LAS VEGAS    RENO     WAIKIKI    SPRINGS     HILLTOP    ORLANDO     SHORES   BRIGANTINE     TOTAL
                               ---------    ----     -------   ----------   -------    -------     -------  ----------    -------
Maximum number of
timeshare interests            24,939      4,845       4,160       3,060      2,142      5,202      1,632      5,508 (1)  51,488

Net number of timeshare
interests sold through
August 31, 2000                21,416      3,596       3,583       2,247        802      4,211      1,579      4,631      42,065

Number of timeshare
interests available for sale
at August 31, 2000              3,523      1,249         577         813      1,340        991         53        877       9,423

Percent sold through
August 31, 2000                    86%        74%         86%         73%        37%        81%        97%        84%         82%

Number of timeshare
interests sold during the
year ended August 31, 2000      2,879        107         395         426        619      1,468        289         36       6,219

Number of timeshare
interests reacquired during
the year ended August 31,
2000 through:

Contract cancellations            444         57         119         106         23        203         68         28       1,048

Exchanges (2)                     878        102         156         283        171        176        103         86       1,955

Acquired for unpaid
maintenance fees                   90         75         166          --         --         --         --         --         331
                             --------   --------    --------    --------   --------   --------   --------   --------    --------

Total number of timeshare
interests reacquired during
the year                        1,412        234         441         389        194        379        171        114       3,334
                             --------   --------    --------    --------   --------   --------   --------   --------    --------

Net number of timeshare
interests sold (reacquired)
during the year ended
August 31, 2000                 1,467       (127)        (46)         37        425      1,089        118        (78)      2,885

Additional pending timeshare
interests as of August 31, 2000    --         --          --          --        714        918         --         --       1,632

Sales price range of timeshare
interests available at
August 31,2000
From                         $  8,550   $  4,490    $  4,250    $  7,490   $  7,990   $  8,550   $  8,550   $  4,250    $  4,250
To                           $ 21,690   $  8,490    $  6,450    $ 25,690   $ 30,990   $ 13,830   $ 16,050   $ 22,550    $ 30,990

(1) 4,823 timeshare interests were sold prior to the acquisition by the Company.

(2) These exchanges are primarily related to customers exchanging and/or upgrading their current property to larger, higher-priced units.

        PEC's revenue from net sales of timeshare interests was $49.1 million, $41.3 million and $37.7 million, representing 54.2%, 55.4% and 55.0% of total revenues for fiscal 2000, 1999 and 1998, respectively.



RCI EXCHANGE NETWORK

        Timeshare interest ownership is significantly enhanced by the availability of resort exchange networks. These networks allow owners to exchange their occupancy right in their home resort for an occupancy right in another resort. Several companies, including Resorts Condominiums International
(RCI), a wholly-owned subsidiary of Cendant, provide timeshare interest exchange networks. PEC's resorts participate in the RCI network.

        According to RCI, it has a total of more than 3,500 participating resort facilities located worldwide. PEC and the Owner's Association (as defined hereinafter) of each of PEC's timeshare resorts have entered into an agreement with RCI pursuant to which purchasers of timeshare interests in PEC's resorts may apply for membership in the RCI exchange network. The cost of the RCI subscription fee, which is at the option and expense of the timeshare interest owner, is approximately $63 for the first year and $74 for each annual renewal. The initial five-year terms of the agreements are automatically renewable for additional five-year terms, unless either party gives the other party not less than 180 days written notice prior to the expiration of the then current term. Either party may terminate the agreement upon a breach of the agreement by the other party.

OWNERS' ASSOCIATIONS AND PROPERTY MANAGEMENT

        PEC's resort properties require ongoing management services. Independent not-for-profit corporations known as Owners' Associations have been established to administer each of PEC's resorts other than the resort in Honolulu. PEC's resort in Honolulu is administered by the White Sands Resort Club, a division of PEC (together with the Owners' Associations, collectively the "Associations"). Owners of timeshare interests in each resort are responsible for the payment of annual assessment fees, which are intended to fund all of the operating expenses at the resort facilities and accumulate reserves for replacement of furnishings, fixtures and equipment, and building maintenance, to their respective Association. Annual assessment fees for 2000 ranged from $253 to $451. In prior years, PEC has voluntarily advanced monies to cover deficits for non-Florida located Associations. There is no certainty PEC will continue this practice. In Florida, if Association expenses exceed annual assessment fees, PEC is obligated to pay the deficit. In fiscal 2000, PEC financed a budget shortfall of $90,000 and $63,000, respectively, for the Owners' Associations at Indian Shores and Orlando. During calendar year 1999, the Associations had an excess of $904,000 in Association fees received compared to expenses paid.

        If the owner of a timeshare interest defaults in the payment of the annual assessment fee, the Association may impose a lien on the related timeshare interest. PEC, at its option, has agreed to pay to the Associations the annual assessment fees of timeshare interest owners who are delinquent, but have paid PEC in full for their timeshare interest. In exchange for the payment by PEC of such fees, the Associations assign their liens for non-payment on the respective timeshare interests to PEC. In the event the timeshare interest holder does not satisfy the lien after having an opportunity to do so, PEC typically acquires the timeshare interest for the amount of the lien and any related foreclosure costs.

        PEC has entered into management agreements with the Associations pursuant to which PEC receives annual management and administrative fees in exchange for providing or arranging for various property management services including reservations, bookkeeping, staffing, budgeting, maintenance and housekeeping services. During fiscal 2000, 1999 and 1998, PEC received fees of $2.7 million, $2.5 million and $2.4 million, respectively. The management agreements are typically for initial terms ranging from three to five years and automatically renew for successive additional one-year terms unless canceled by an Association.

         PEC's intent and goal is to manage these properties until all timeshare interests are sold and the receivables generated from such sales have been paid. Due to cancellations, exchanges and upgrades, none of the resorts are likely to realize a 100% sellout for an extended period of time. The Company believes that continued management of these properties preserves the integrity and operating efficiencies of the resorts.

LAND SALES

        PEC is engaged in the retail sale of land in Nevada and Colorado for residential, commercial, industrial and recreational use. Residential lots generally range in size from one-quarter acre to five acres with some larger, while commercial and industrial lots vary in size. PEC's residential lots generally range in price from $15,000 to $39,000 while commercial and industrial lots generally range in price from $79,000 to $94,000. PEC sold 766, 613 and 530 residential lots, net, and 2, 14 and 12 commercial and industrial lots during fiscal 2000, 1999 and 1998, respectively. PEC is required from time to time to cancel the purchase of lots and parcels as a result of payment defaults or customer cancellations following inspections of the property pursuant to contractual provisions.

        NEVADA

        A substantial portion of PEC's land sales have occurred in subdivisions in the Pahrump Valley, located approximately 60 miles west of Las Vegas.

        The following table illustrates certain statistics regarding the Pahrump valley subdivisions:

Number of acres acquired since 1969                                        18,777
Number of lots platted                                                     29,849
Net number of lots sold through August 31, 2000                            29,710
Percent of lots sold through August 31, 2000  (unsold less than .5%)          100%
Number of platted lots available for sale at August 31, 2000                  139

For the Year Ended August 31, 2000:
Number of parcels and lots sold                                               867
Number of parcels and lots canceled                                          (331)
Number of parcels and lots repurchased                                       (110)
Number of parcels and lots exchanged                                         (408)
                                                                          -------
Number of parcels and lots sold, net of cancellations and exchanges            18
                                                                          =======

        Central Nevada Utilities Company (CNUC), a wholly-owned subsidiary of PEC, provides sewer and water service within CNUC's certificated service area. As of August 31, 2000, CNUC had 3,150 customers. In the past 4 years, connections have grown at an average rate of 14.4% and 16.3%, respectively, for residential water and sewer.

        COLORADO

        PEC also sells larger unimproved tracts of land in Colorado. PEC owns unimproved land in Huerfano County, Colorado, which is being sold for recreational use in parcels of at least 35 acres, at prices ranging from $12,000 to $18,000, depending on location and size. These parcels are sold without any planned improvements and without water rights, which rights have been reserved by PEC, except for an owner's right to drill a domestic well. Substantially all of the parcels have been sold, with 62 parcels remaining in inventory as of August 31, 2000.

        In September 1993, PEC acquired improved and unimproved land in Park County, Colorado, known as South Park Ranch, which is being sold for recreational use as 1,870 separate parcels typically ranging in size from 5 to 9 acres and a few larger parcels at prices beginning at $15,000. As of August 31, 2000, 1,842 parcels had been sold with 28 parcels remaining in inventory. These parcels are sold without any planned improvements, except for roads which are already in place and a recreational facility that includes a basketball court, baseball field and picnic facilities.

        In February 1998, PEC acquired a tract of land in Park County, Colorado near the town of Hartsel. This property is being sold as 2,137 separate parcels with an average price and size of $28,600 and five acres, respectively. As of August 31, 2000, 357 parcels remained unsold, not including 333 parcels which became available for sale in October 2000. These parcels are sold without any planned improvements, except for roads which are already in place.

        The following table illustrates certain statistics regarding the parcels and lots in Huerfano and Park Counties, Colorado:

Number of acres acquired since 1969                                       60,782
Number of lots platted                                                     4,828
Net number of lots sold through August 31, 2000                            4,381
Percent of lots sold through August 31, 2000                                  91%
Number of platted lots available for sale at August 31, 2000                 447

FOR THE YEAR ENDED AUGUST 31, 2000:
Number of parcels and lots sold                                            1,829
Number of parcels and lots canceled                                         (378)
Number of parcels and lots exchanged                                        (701)
                                                                         -------
Number of parcels and lots sold, net of cancellations and exchanges          750
                                                                         =======

        For fiscal 2,000, 1999 and 1998, respectively, PEC's revenue from net land sales was $19.6 million, $16.0 million and $13.8 million, representing 21.7%, 21.4% and 20.1% of total revenues.

        SALES OF NON-CORE ASSETS

        The Company owns and has listed for sale certain commercial parcels that are not necessary for its normal business activities. 22 of these parcels are located in the Pahrump Valley. The Company also owns water rights in Huerfano County that are listed for sale and a 4.25 acre parcel in Biloxi, Mississippi, which it may sell. The Company also has received interest in the acquisition of CNUC.

        Since the Company began listing its non-core assets for sale in the second quarter of fiscal 1999, the Company has sold $4,864,000 in non-core assets. Sales have included two golf courses, a sports complex and six other parcels located in the Pahrump Valley. Subsequent to August 31, 2000, the Company also sold its two office buildings located at 4310 Paradise Road and 1500 E. Tropicana in Las Vegas, for a total consideration of $8,300,000. The Company has leased back the building at 1500 E. Tropicana for a period of ten years with two 5-year renewal options, and the building at 4310 Paradise Road for a period of 5-1/2 years with a 4-1/2 year renewal option. The majority of sales proceeds have been used to reduce debt.

        The Company will continue to actively market the non-core assets; however, there is no certainty as to when additional sales will occur.


TRUST ARRANGEMENTS

        Title to certain of PEC's resort properties and land parcels in Huerfano County, Colorado is held in trust by trustees to meet regulatory requirements that were applicable at the time of the commencement of sales. In connection with sales of timeshare interests pursuant to "right-to-use" or installment sales contracts, title to certain of PEC's resort properties in the states of Nevada and Hawaii are held in trust by trustees to meet requirements of certain state regulatory authorities. Prior to 1988, PEC sold timeshare interests in certain of its resorts in the state of Nevada pursuant to "right-to-use" contracts and continues in other resorts to sell under installment sales contracts under which the purchaser does not receive a deed until the purchase price is paid in full. In addition, PEC offers "right-to-use" interests in its resort in Hawaii, since it is on leased property. In connection with the registration of the sale of such "right to use" timeshare interests, the Department of Real Estate of the state of Nevada and the Department of Commerce and Consumer Affairs of the state of Hawaii require that title to the related resorts be placed in trust.

CUSTOMER FINANCING

        PEC provides financing to virtually all the purchasers of its timeshare interests, retail lots and land parcels who make a down payment equal to at least 10% of the purchase price. The financing is generally evidenced by non-recourse installment sale contracts as well as notes secured by deeds of trust. Currently, the term of the financing generally ranges from two to twelve years, with principal and interest payable in equal monthly payments. Interest rates are fixed and generally range from 12.5% to 15.5% per year based on prevailing market rates and the amount of the down payment made relative to the sales price. PEC has a sales program whereby a 5% interest rate is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. At August 31, 2000, PEC serviced 18,130 customer receivables related to sales of timeshare interests and land, which receivables had an aggregate outstanding principal balance of $153.0 million, a weighted-average maturity of approximately 7 years and a weighted-average interest rate of 12.9%.

        PEC has arrangements with institutional lenders, which, provide for the financing of customer receivables of up to an aggregate of $133.5 million. These lines of credit bear interest at variable rates tied to the prime rate and 90-day London Interbank Offering Rate (LIBOR) and are secured by timeshare and land receivables and inventory. At August 31, 2000, an aggregate of $107.2 million was outstanding under such lines of credit and $26.3 million was available for borrowing. PEC periodically sells its timeshare and land receivables to various third party purchasers and uses a portion of the sales proceeds to reduce the outstanding balances of its lines of credit, thereby increasing the borrowing availability under such lines by the amount of prepayment. These sales have generally resulted in yields to the purchaser less than the weighted-average yield on the receivables, with PEC entitled to retain the difference, the estimated value of which is carried as interest only receivables. Sales agreements generally provide for: (i) PEC to continue servicing the sold receivables; (ii) PEC to repurchase or replace accounts that have become more than 90 days contractually delinquent; (iii) the maintenance of cash reserve accounts for losses; and, (iv) certain minimum net worth requirements and other covenants. The sales agreements for timeshare receivables contain covenants that generally require PEC to use its best efforts to remain the manager of the related resorts and to cause the Associations to maintain appropriate insurance and pay applicable real estate taxes. Performance by PEC of such covenants generally is guaranteed by the Company. The principal balances of receivables sold by PEC were $19.6 million, $0, and $9.4 million during fiscal 2000, 1999 and 1998, respectively.

        At August 31, 2000, PEC was contingently liable to replace or repurchase delinquent receivables in the aggregate amount of $ 59.6 million. Delinquencies greater than 60 days have decreased in fiscal 2000 to 6.9% from 7.8% in fiscal 1999. PEC charges off or fully reserves all receivables that are more than 90 days delinquent and charges off the receivable when the Company determines that collection is no longer probable. The following table sets forth information with respect to receivables owned and sold that were 60 or more days delinquent, excluding accounts that have been fully reserved, as of the dates indicated (thousands of dollars):

                                                 AUGUST 31,
                                   ---------------------------------------
                                     2000           1999           1998
                                   ---------      ---------      ---------
60-day delinquent                  $ 11,930       $ 11,857       $ 11,836
Total receivables                  $172,907       $151,709       $136,509
60-day delinquency percentage          6.90%          7.82%          8.67%

        The 60-day delinquent amounts include any account that is contractually 60 days delinquent, including those accounts whereby customers are still making payments but have not cured their delinquency status.

        PEC provides an allowance for cancellations at the time it recognizes revenues from sales of timeshare interests. PEC believes, based on its experience and its analysis of economic conditions, that the allowance is adequate to absorb losses on receivables that become uncollectible. Upon the sale of the receivables, the allowance related to those receivables is reduced and the reserve for notes receivable sold with recourse is appropriately increased.

MARKETING

        PEC markets timeshare interests and land through on-site and off-site sales offices. PEC's sales staff receives commissions based on net sales volume. PEC maintains fully-staffed on-site sales offices at its timeshare properties in Las Vegas and Reno, Nevada and Steamboat Springs, Colorado as well as the Las Vegas headquarters, and at its land projects in Nevada and Colorado. Small on-site sales offices staffed with one to two sales associates are maintained in Hawaii; Indian Shores and Orlando, Florida; and Brigantine, New Jersey. PEC also maintains off-site sales offices in West Covina, California; Dallas and Houston, Texas; and Denver, Colorado. PEC's marketing efforts are targeted primarily at tourists and potential tourists meeting its customer profile. Currently, approximately 48.6% of sales is made through the Las Vegas sales offices.

        As part of its marketing strategy, PEC maintains an internal timeshare interest exchange program. This program enables owners of PEC's timeshare interests to exchange their occupancy right in their home resort for an occupancy right at the same or a different time in another of PEC's timeshare resorts. In addition, PEC has a sales program pursuant to which purchasers of its timeshare interests, retail lots and land may exchange their equity interests in one property for an interest in another of PEC's properties.

        The agreement of sale for a timeshare interest or land may be rescinded within various statutory rescission periods ranging from five to ten days. For land sales made at a location other than the property, the customer may cancel the contract within a specified period, usually five months from the date of purchase, provided that the contract is not in default, and provided the customer has completed a developer-guided inspection of the subject property, and then requests the cancellation. At August 31, 2000, $1.4 million of recognized sales remained subject to such cancellation. If a customer defaults after all rescission and cancellation periods have expired, all payments are generally retained by PEC.

SEASONALITY

        The Company's sales are generally not subject to significant seasonality factors. For fiscal 2000, 1999 and 1998, quarterly sales as a percentage of annual sales, for each of the fiscal quarters averaged:

             QUARTER ENDED                                  % OF ANNUAL SALES
   --------------------------------                    -------------------------
         November                                                  22.7%
         February                                                  22.3
         May                                                       27.0
         August                                                    28.0
                                                              ---------
                                                                  100.0%
                                                              =========

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

        PEC's timeshare plans compete directly with many other timeshare plans, some of which are in facilities located in Las Vegas, Reno, Honolulu, Atlantic City, Orlando, St. Petersburg/Clearwater, Tampa and Steamboat Springs. In recent years, several major lodging, hospitality and entertainment companies have begun to develop and market timeshare properties. According to ARDA data, in 2000, approximately 31.5% of timeshare resorts were located in the Mountain/Pacific region of the United States, 23.6% in Florida, 12.0% in the Northeast region, 16.5% in the Southeast region and 16.4% in the Central region of the United States. In addition, PEC competes with condominium projects and with traditional hotel accommodations in these areas. Certain of these competing projects and accommodations are larger and more luxurious than PEC's facilities.

GOVERNMENT REGULATION

        The Company's timeshare and real estate operations are subject to extensive regulation, and licensing requirements by federal, state and local authorities. The following is a summary of the regulations applicable to the Company.

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

TIMESHARE REGULATION

        Nevada Revised Statutes Chapter 119A requires the Company to give each customer a Public Offering Statement that discloses all aspects of the timeshare program, including the terms and conditions of sale, the common facilities, the costs to operate and maintain common facilities, the Company's history and all services and facilities available to the purchasers. Section 514E of the Hawaii Revised Statutes provides for similar information to be provided to all prospective purchasers through the use of the Hawaii Disclosure Statement, just as Chapter 721 of the Florida Statutes similarly provides through the use of a Public Offering Statement. Section 11000, et seq., of the California Business and Professions Code also provides for similar information to be provided to all prospective purchasers through the use of an Out-of-State Timeshare Permit issued by the California Department of Real Estate. Section 45 of the New Jersey Statutes Annotated provides for similar information to be provided to all prospective purchasers through the use of a Public Offering Statement. The Texas Register at 22 Texas Administrative Code, Section 543 provides for similar information to be provided to all prospective purchasers through the use of the Texas Timeshare Disclosure Statement. Title 12, Article 61 of the Colorado Revised Statutes provides for similar information to be provided to all prospective purchasers in their contracts of sales or by separate written documents. Nevada and Colorado require a five-day rescission period for all timeshare purchasers. The rescission period required by Hawaii and New Jersey is seven days. The rescission period required by Florida is ten days. The rescission period in California and Texas for out-of-state sales is five days. The Nevada, California, New Jersey, Hawaii, Colorado, Florida and Texas timeshare statutes have stringent restrictions on sales and advertising practices and require the Company to utilize licensed sales personnel.

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

        The Company believes that it has made all required filings with state, city and county authorities and is in material compliance with all federal, state and local regulations governing timeshare interests. The Company believes that such regulations have not had a material adverse effect on any phase of the Company's operations, including the overall cost of acquiring property. Compliance with or changes in official interpretations of regulations might impose additional compliance costs on the Company that cannot be predicted.

REAL ESTATE REGULATION

        The real estate industry is subject to extensive regulation. The Company is subject to compliance with various federal, state and local environmental, zoning and other statutes and regulations regarding the acquisition, subdivision, development and sale of real estate and various aspects of its financing operations. The Interstate Land Sales Full Disclosure Act establishes strict guidelines with respect to the subdivision and sale of land in interstate commerce. The U.S. Department of Housing and Urban Development (HUD) has enforcement powers with respect to this statute. In some instances (e.g., land sales in Huerfano County, Colorado), the Company has been exempt from HUD registration requirements because of the size or number of the subdivided parcels and the limited nature or type of its offerings. The Company must disclose financial information concerning the property, evidence of title, a description of the intended manner of offering, proposed advertising materials and must bear the costs of such registration, which include legal and filing fees.

        The Company believes that it is in compliance, in all material respects, with all applicable federal, state and local regulations. The Company believes that such regulations have not had a material adverse effect on any phase of its operations. Compliance with future changes in regulations might impose additional compliance costs on the Company that cannot be predicted.

ADVERTISING REGULATION

        In addition to requirements imposed by the various state timeshare acts, PEC's marketing and advertising procedures are subject to the Federal Trade Commission Act (Unfair and Deceptive Practices), Federal Trade Commission Telemarketing Rules, Federal Communication Commission Telephone Consumer Protection Act, Fair Housing Act, Equal Credit Opportunity Act and various state consumer protection laws regulating telephone solicitations, the sale of travel and sweepstakes, both in states in which PEC timeshare resorts are located or registered and in states in which it advertises.

EMPLOYEES

        As of August 31, 2000, PEC had 1,334 employees, of whom 1,137 were full-time employees and 197 were part-time employees. Full-time employees were comprised of the following: 680 sales and marketing officers and personnel, 165 general and administrative personnel, 280 hotel personnel and 12 utility company personnel. None of PEC's employees are represented by a collective bargaining unit. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

        At August 31, 2000, the Company had 139 residential, commercial and industrial lots, 447 recreational land parcels, and 9,423 timeshare interests in inventory. In addition, the Company maintains the following properties:

        The Company's principal executive offices are located at 4310 Paradise Road, Las Vegas, Nevada 89109, where it occupies approximately 31,000 square feet of office space in a building of which it was the owner. In November 2000, the Company entered into a Sale/Leaseback transaction for this building. The Company signed a master lease for the entire building for an initial term of 5-1/2 years with one 4-1/2 year renewal option. The current monthly rent is $30,000.

        The Company was the owner of a second office building located in Las Vegas, Nevada. This building has approximately 57,500 square feet of office space, of which the Company occupies approximately 33,800 square feet. Of the remaining space, approximately 7,300 square feet is leased to tenants on a short-term basis, and approximately 16,400 square feet is unoccupied. In October 2000, the Company entered into a Sale/Leaseback transaction for this building. The Company signed a master lease for the entire building for a ten-year term with two five-year renewal options. The current monthly rent is $57,446.

        The Company leases an executive office at 1125 N. E. 125th Street in North Miami, Florida, comprised of approximately 1,600 square feet, on a month-to-month basis.

        The Company leases various other facilities on a long-term, short-term or month-to-month basis for off-site marketing and sales offices. The Company has sales offices in West Covina, California; Denver, Colorado and Dallas, Texas and marketing locations in close proximity of those offices and the Las Vegas sales' offices.

ITEM 3.  LEGAL PROCEEDINGS

        On August 27, 1998, an action was filed in Nevada District Court, County of Clark, No. A392585, by Robert and Jocelyne Henry, husband and wife individually and on behalf of all others similarly situated against PEC, PEC's wholly-owned subsidiary, Central Nevada Utilities Company (CNUC), and certain other defendants. The plaintiffs' complaint asked for class action relief claiming that PEC and CNUC were guilty of collecting certain betterment fees and not providing sewer and water lines to their property. The court determined that plaintiffs had not properly pursued their administrative remedies with the Nevada Public Utilities Commission (PUC) and dismissed plaintiffs' amended complaint, without prejudice. Notwithstanding plaintiffs' appeal of the dismissal, plaintiff filed for administrative relief with the PUC. On November 17, 1999, the PUC found that CNUC, the only defendant over which the PUC has jurisdiction, was not in violation of any duties owed the plaintiffs or otherwise in violation of CNUC's approved tariffs. Subsequent to the PUC's decision, plaintiffs voluntarily dismissed their appeal of the trial court's order dismissing their case without prejudice and directing plaintiffs to exhaust their administrative remedies. On May 4, 2000, plaintiffs refiled their complaint in Nevada District Court, naming all of the above parties with the exception of CNUC. The defendants have filed a motion to dismiss.

        As previously reported in the Company's Annual Report on Form 10-K for fiscal 1999 ("1999 Form 10-K"), the Company was a named defendant in three purported class actions filed by Christopher Dunleavy, Alan Peyser and Michael Nadler. A Settlement Agreement was approved by the Court in 1997 that had no material effect on the Company's Consolidated Financial Statements. On August 21, 2000, the Settlement Agreement became final, as no further appeal was taken since the appeal filed by Mr. Nadler that was denied on May 22, 2000.

        As previously reported in the 1999 Form 10-K, the Company was a named defendant in a purported class action filed by Robert J. Feeney. The period for appeal of the dismissal with prejudice of the action against the Company expired without an appeal having been filed.

        On August 9, 1999, an action was filed in Nevada District Court, County of Clark, No. A407152, by a dissident Director and a former Director of the Grand Flamingo Towers Owners Association purporting to act on behalf of the Association against PEC. The complaint alleges, among other things, breach of a fiduciary duty by the defendant with respect to the management agreement between the plaintiff and defendant. In particular, plaintiff is seeking rescission of the management agreement, an injunction requiring the defendant to turn over plaintiff's property held as plaintiff's manager, imposition of a constructive trust on plaintiffs funds and profits received and held by the defendant as plaintiff's manager, and an accounting of profits and property obtained by the defendant as plaintiff's manager. In August 2000, the Plaintiffs voluntarily dismissed this action with prejudice.

        In the general course of business the Company and PEC, at various times, have each been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2000.

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

                                                 HIGH          LOW
                                               --------      -------
FISCAL YEAR 1999:
First Quarter                                  $ 13.50       $ 4.13
Second Quarter                                    7.88         4.50
Third Quarter                                     7.13         4.50
Fourth Quarter                                    6.38         3.75

FISCAL YEAR 2000:
First Quarter                                     4.88         3.56
Second Quarter                                    5.06         3.63
Third Quarter                                     4.22         3.63
Fourth Quarter                                    4.63         3.88

FISCAL YEAR 2001:
First Quarter (through November 15, 2000)         4.94         4.31


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

        As of November 15, 2000, there were 1,853 holders of record of the 3,500,557 outstanding shares of common stock. The closing sales price for the common stock on November 15, 2000 was $4.81.

        The Company did not pay any cash dividends on its common stock during fiscal 2000 and 1999. The Company intends to retain future earnings for the operation and expansion of its business and does not currently anticipate paying cash dividends on its common stock. Any future determination as to the payment of such cash dividends would depend on a number of factors including future earnings, results of operations, capital requirements, the Company's financial condition and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors might deem relevant. No assurance can be given that the Company will pay any dividends in the future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

        The selected financial data set forth below have been derived from the Consolidated Financial Statements of the Company and its subsidiaries. The Consolidated Financial Statements as of August 31, 2000 and 1999 and for each of the three years in the period ended August 31, 2000 have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere herein. The Consolidated Financial Statements as of August 31, 1998, 1997 and 1996 and for the years ended August 31, 1997 and 1996 have been audited by Deloitte & Touche LLP, independent auditors, and are not included herein.

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

CONSOLIDATED SELECTED FINANCIAL DATA(1)(2)

                                                                           FOR THE YEARS ENDED AUGUST 31,
                                                        --------------------------------------------------------------------
                                                          2000           1999           1998           1997           1996
                                                        --------       --------       --------       --------       --------
INCOME STATEMENT DATA:
REVENUES OF CONTINUING OPERATIONS:
Timeshare interest sales, net                           $ 49,062       $ 41,262       $ 37,713       $ 32,253       $ 27,778
Land sales, net                                           19,624         15,979         13,812         16,626         17,968
Gain on sale of notes receivable                             635             --            656          2,013          1,116
Gain on sale of other investments and other assets         1,857            513             --             --             --
Interest income                                           12,430          9,310          7,161          7,168          6,594
Financial income                                           1,153          1,184          3,304          2,922          1,253
Other(3)                                                   5,734          6,254          5,944          6,514          5,943
                                                        --------       --------       --------       --------       --------
        Total revenues of continuing operations           90,495         74,502         68,590         67,496         60,652
                                                        --------       --------       --------       --------       --------

COSTS AND EXPENSES OF CONTINUING OPERATIONS:
Cost of sales(4)                                          15,266         13,510         11,789         10,477          8,099
Marketing and sales                                       39,769         35,291         34,167         34,078         30,351
Depreciation                                               1,827          1,878          2,245          1,964          1,526
Interest expense                                          12,468          9,270          7,850          8,458          7,314
General and administrative                                17,746         14,333         17,736         17,175         15,849
                                                        --------       --------       --------       --------       --------
        Total costs and expenses of continuing
           operations                                     87,076         74,282         73,787         72,152         63,139
                                                        --------       --------       --------       --------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                        3,419            220         (5,197)        (4,656)        (2,487)

INCOME TAXES (BENEFIT)                                      (530)          (830)        (1,968)       (12,662)        (1,068)
                                                        --------       --------       --------       --------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS                   3,949          1,050         (3,229)         8,006         (1,419)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES AND MINORITY INTEREST(5)                  --             --             --         11,334          6,270
                                                        --------       --------       --------       --------       --------

NET INCOME (LOSS)                                          3,949          1,050         (3,229)        19,340          4,851

CUMULATIVE PREFERRED STOCK DIVIDENDS                          --             --             --             --            240
                                                        --------       --------       --------       --------       --------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK            $  3,949       $  1,050       $ (3,229)      $ 19,340       $  4,611
                                                        ========       ========       ========       ========       ========

                                                                        FOR THE YEARS ENDED AUGUST 31,
                                                ----------------------------------------------------------------------------------
                                                   2000             1999             1998              1997               1996
                                                -----------      -----------      -----------       -----------      -------------
PER SHARE DATA(6)(7):
BASIC:
Income (loss) from continuing operations        $      1.13      $      0.30      $     (0.92)      $      2.58      $       (0.47)
Income (loss) from discontinued operations               --               --               --              3.64               2.08
Cumulative preferred stock dividends                     --               --               --                --              (0.08)
                                                -----------      -----------      -----------       -----------      -------------
Net income (loss) applicable to common stock    $      1.13      $      0.30      $     (0.92)      $      6.22      $        1.53
                                                ===========      ===========      ===========       ===========      =============
Weighted-average number of common shares          3,500,557        3,500,557        3,500,557         3,108,510          3,108,493
                                                ===========      ===========      ===========       ===========      =============

DILUTED(8):
Income (loss) from continuing operations        $      1.13      $      0.30      $     (0.92)      $      2.46      $       (0.45)
Income from discontinued operations                      --               --               --              3.48               1.97
Cumulative preferred stock dividends                     --               --               --                --              (0.08)
                                                -----------      -----------      -----------       -----------      -------------
Net income applicable to common stock           $      1.13      $      0.30      $     (0.92)      $      5.94      $        1.44
                                                ===========      ===========      ===========       ===========      =============
Weighted-average number of common shares and
common share equivalents outstanding              3,500,557        3,500,557        3,500,557         3,253,718          3,184,788
                                                ===========      ===========      ===========       ===========      =============

BALANCE SHEET DATA:
Total assets                                    $   168,592      $   158,961      $   142,076       $   178,303      $     145,505
Net assets of discontinued operations                    --               --               --            53,276             30,514
Total liabilities excluding subordinated debt       138,524          132,650          117,049           100,745            109,963
Subordinated debt(9)                                  4,286            4,478            4,348             4,321              9,691
Total stockholders' equity                           25,782           21,833           20,679            73,237             25,851


(1) On September 2, 1997, the Company distributed all of its 10 million shares of common stock of its former subsidiary, Mego Mortgage Corporation (MMC) to the Company's shareholders in a tax-free Spin-off. The operations of MMC have been reclassified as discontinued operations and prior years' Consolidated Financial Statements of the Company included herein reflect the reclassification accordingly. See "Item 7.
        MD&A--Discontinued Operations of MMC" and Note 1 of Notes to Consolidated Financial Statements.

(2) The income statement data, per share data and balance sheet data herein for the five fiscal years are not necessarily indicative of the results to be expected in the future. Certain reclassifications have been made to conform prior years with the current presentation.

(3) Other revenues include incidental operations' income, management fees from owners' associations, amortization of negative goodwill and other miscellaneous items.

(4) Cost of sales includes product costs of sales of timeshare interests and land, and incidental operations' expenses.

(5) Income from discontinued operations, net of taxes of $9.1 million and minority interest of $2.4 million, includes the net income from MMC, after tax, reduced by the related minority interests and certain general and administrative expense related to the discontinued operations.

(6) All share and per share references have been restated to reflect the one for six reverse split of the Company's common stock, effective September 9, 1999.

(7) No cash dividends per common share were declared during the fiscal years included herein.

(8) The incremental shares from assumed conversions are not included in computing the diluted per share amounts for fiscal 1998 because the Company incurred a net loss and the effect would be anti-dilutive. The incremental shares from assumed conversions are not included in computing the diluted per share amounts for fiscal 2000 and 1999 because the exercise price of the options and warrants exceeded the average market price of the common shares during these fiscal years.

(9) In payment of the exercise price of $4,250,000 of warrants exercised for 166,666 shares of the Company's common stock by the Assignors, the subordinated debt due to the Assignors was reduced by that amount in August 1997. See Note 10 of Notes to Consolidated Financial Statements and "Item 13. Certain Relationships and Related Transactions."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations and the foregoing Business sections contain certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectations and estimates as to the Company's business operations, including the introduction of new timeshare and land sales programs and future financial performance, including growth in revenues and net income and cash flows. Such forward-looking statements also include, without limitation, the Company's expectations and beliefs as to the result of its Year 2000 compliance efforts and the impact on the Company's operations of efforts of its lenders and other third parties in respect of such compliance. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

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

        The present values of expected net cash flows from the sale of notes receivable are recorded at the time of sale as interest only receivables. Interest only receivables are amortized as a charge to income, as payments are received on the retained interest differential over the estimated life of the underlying notes receivable. Interest only receivables are recorded at the lower of unamortized cost or estimated fair value. The expected cash flows used to determine the interest only receivables asset have been reduced for potential losses under recourse provisions of the sales agreements, as discussed below.

        In discounting cash flows related to notes receivable sales, PEC defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate of 15% in each of fiscal years 2000, 1999 and 1998. PEC has developed its assumptions based on experience with its own portfolio, available market data and consultation with its financial advisors.

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

        Total costs and expenses consist primarily of marketing and sales expenses, general and administrative expenses, direct costs of sales of timeshare interests and land, depreciation and amortization and interest expense. Marketing and sales costs directly attributable to unrecognized sales are accounted for as deferred selling costs until such time as the sale is recognized. The Company incurs a portion of operating expenses of the timeshare Associations based on ownership of unsold timeshare interests at each of the respective timeshare properties. These costs are referred to as "association assessments" or "maintenance payments", and are included in Costs and Expenses in the Consolidated Income Statements under the caption of General and administrative. Management fees received from the associations are included in Revenues in the Consolidated Income Statements under the caption of Other. These fees are deemed not to be the result of a separate revenue generating line of business since the management activities to which they relate are part of the support of the timeshare business and the fees are actually a reduction of the expense the Company incurs to fulfill obligations regarding timeshares.

        The following table sets forth certain data regarding notes receivable additions and servicing through sales of timeshare interests and land:

                                                                        FOR THE YEARS
                                                                       ENDED AUGUST 31,
                                                                    ----------------------
                                                                      2000          1999
                                                                    --------      --------
Principal balance of notes receivable additions (in thousands)      $ 82,388      $ 64,112
                                                                    ========      ========

Number of notes receivable additions                                   7,552         6,448
                                                                    ========      ========

Notes receivable serviced at end of period (in thousands)           $153,000      $132,240
                                                                    ========      ========

        Land sales as of August 31, 2000 exclude $17.3 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received or the respective recission periods have not yet expired. Of the $17.3 million unrecognized land sales, the Company estimates that it will ultimately recognize $14.2 million of revenues, which would be reduced by a related provision for cancellations of $1.2 million, estimated deferred selling costs of $4.0 million and cost of sales of $2.0 million, for an estimated net profit of $7.0 million.

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

RESULTS OF OPERATIONS

Year Ended August 31, 2000 Compared to Year Ended August 31, 1999

        Total revenues for the Company increased 21.5% or $16.0 million to $90.5 million during fiscal 2000 from $74.5 million during fiscal 1999 primarily due to: a net increase of $11.5 million in timeshare and land sales to $68.7 million in fiscal 2000 from $57.2 million in fiscal 1999 (net timeshare sales increased by $7.8 million and net land sales increased by $3.7 million); an increase in interest income to $12.4 million in fiscal 2000 from $9.3 million in fiscal 1999; and, higher gains on sales of notes receivable and sales of investments and other assets.

        Gross sales of timeshare interests increased to $55.3 million in fiscal 2000 from $45.8 million in fiscal 1999, an increase of 20.7%. Net sales of timeshare interests increased to $49.1 million from $41.2 million, an increase of 18.9%. This increase is primarily attributable to a favorable mix as a comparatively greater number of the high-priced units were sold during fiscal 2000, and also to certain price increases. The provision for cancellations represented 11.3% and 10.0%, respectively, of gross sales of timeshare interests for fiscal 2000 and 1999. The percentage increase in the provision for cancellations for timeshare interests was primarily due to a downward adjustment recorded during the prior fiscal year based on a review of the reserve adequacy at that time and cancellation experience during fiscal 2000. The number of cancellations during fiscal 2000 was 1,048 compared to 875 during fiscal 1999. The number of exchanges, generally for timeshare interests, which are primarily made for upgrades, was 1,955 during fiscal 2000 compared to 2,757 during fiscal 1999.

        Gross sales of land increased to $20.7 million in fiscal 2000 from $17.0 million in fiscal 1999, an increase of 21.6%. Net sales of land increased to $19.6 million in fiscal 2000 from $16.0 million in fiscal 1999 an increase of 22.8%. The provision for cancellations decreased to 5.3% for the year ended August 31, 2000 from 6.2% of gross sales of land for the year ended August 31, 1999, primarily due to a downward adjustment recorded during fiscal 2000 based on a review of reserve adequacy.

        Gain on sale of notes receivable and investments of $2.5 million was recorded during the fiscal 2000 as the Company, in addition to notes receivable sales in the normal course of business, sold its golf courses and several commercial non-core land parcels in Pahrump Valley. This is compared to a gain of $513,000 recorded during fiscal 1999 as the Company sold a parcel of land in Pahrump Valley.

        Interest income increased to $12.4 million in fiscal 2000 from $9.3 million in fiscal 1999, an increase of 33.5% primarily due to increased average notes receivable balances for the current period.

        Total costs and expenses for the Company increased to $87.1 million for fiscal 2000 from $74.3 million for fiscal 1999, an increase of 17.2%. The increase resulted primarily from: an increase in direct costs of timeshare interest sales to $10.5 million from $8.5 million, an increase of 23.3%; an increase in marketing and sales to $39.8 million from $35.3 million, an increase of 12.7%; an increase in interest expense to $12.5 million from $9.3 million, an increase of 34.5%; and, an increase of $3.4 million, or 23.8%, in general and administrative expenses. The increase in direct costs of timeshare sales is directly attributable to higher net timeshare sales in 2000 and to the higher costs to develop new timeshare inventory. The increase in marketing and sales expenses is due primarily to the higher gross sales; however, as noted below, the increase in dollars was accompanied by a related lower percentage of marketing and sales expenses. The increase in interest expense is due to the increase in the average outstanding balance of notes and contracts payable. The increase in general and administrative expenses is due primarily to: increased sales volume; the increase in escrow costs related to the increased sales volume; a net increase in maintenance fees paid to Homeowner Associations by PEC; an increase in executive incentive plan compensation, which is directly related to the pretax income increase; the full resumption of payment of Directors' fees; and, reserves for the Company's guaranty of office and equipment leases related to a previously affiliated company.

        As a percentage of gross sales of timeshare interests and land, marketing and sales expenses related thereto decreased to 52.3% in fiscal 2000 from 56.1% in fiscal 1999. Cost of sales was 17.8% in fiscal 2000 and 17.9% in fiscal 1999. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, the Company generally realizes lower profit margins from sales of timeshare interests than from sales of land. Subsequent to the first quarter of fiscal 1999, the Company restructured its marketing and sales programs, which restructuring included the closing of unprofitable sales locations, the elimination of certain marketing programs and the layoff of related personnel.

        Pretax income of $3.4 million was recorded in fiscal 2000 compared to a pretax income of $220,000 in fiscal 1999.

        The income tax benefit for fiscal 2000 was $530,000 compared to the income tax benefit of $830,000 for fiscal 1999. The benefit for both fiscal 2000 and 1999 was primarily due to the application of net operating loss (NOL) carryforwards and changes in certain income tax liability reserves as a result of facts and circumstances determined in an ongoing review and analysis of the Company's federal income tax liability. See Note 11 of Notes to Consolidated Financial Statements.

        Net income applicable to common stock amounted to $3.9 million during fiscal 2000 compared to net income of $1.1 million during fiscal 1999, primarily due to the foregoing reported results.

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

        Gross sales of timeshare interests increased to $45.8 million in fiscal 1999 from $41.4 million in fiscal 1998, an increase of 10.6%. Net sales of timeshare interests increased to $41.2 million from $37.7 million, an increase of 9.4%. The provision for cancellations represented 10.0% and 9.0%, respectively, of gross sales of timeshare interests for fiscal 1999 and 1998. The percentage increase in the provision for cancellations for timeshare interests was primarily due to a larger downward adjustment recorded during the prior fiscal year based on a review of the reserve adequacy at that time. The number of cancellations during fiscal 1999 was 875 compared to 781 during fiscal 1998. The number of exchanges, generally for timeshares, which are primarily made for upgrades, during fiscal 1999 was 2,757 compared to 4,019 during fiscal 1998.

        Gross sales of land increased to $17.0 million in fiscal 1999 from $14.9 million in fiscal 1998, an increase of 14.3%. Net sales of land increased to $16.0 million in fiscal 1999 from $13.8 million in fiscal 1998 an increase of 15.7%. The provision for cancellations decreased to 6.2% for the year ended August 31, 1999 from 7.3% of gross sales of land for fiscal 1998, primarily due to a decrease in cancellation experience during fiscal 1999.

        Gain on sale of investments of $513,000 was recorded during the fiscal 1999 as the Company sold a parcel of land in Pahrump Valley.

        Interest income increased to $9.3 million in fiscal 1999 from $7.2 million in fiscal 1998, an increase of 30.0% primarily due to increased average notes receivable balances for the current period.

        Financial income decreased to $1.2 million in fiscal 1999 from $3.3 million in fiscal 1998, a decrease of 64.2%. The decrease was primarily a result of the termination by agreement of loan servicing for a previously affiliated company and a decrease in loans serviced for others.

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

        Interest expense was $9.3 million in fiscal 1999 and $7.9 million in fiscal 1998. The increase is a result of a higher average outstanding balance of notes and contracts payable during fiscal 1999 compared to fiscal 1998 and is related to the fact that there were no sale of receivables during fiscal 1999.

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

        Net income applicable to common stock amounted to $1.1 million during fiscal 1999 compared to a loss of $3.2 million during fiscal 1998, primarily due to the foregoing reported results.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents was $1.1 million at August 31, 2000 and $1.8 million at August 31, 1999. The Company's principal cash requirements relate to PEC's acquisition of timeshare properties and land and the payment of marketing and sales expenses in connection with timeshare and land sales and Mego Financial's payment of principal and interest on subordinated debt. PEC requires continued access to sources of debt financing and sales in the secondary market for receivables.

        PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payment of taxes to Mego Financial, payments of principal and interest on debt obligations, and payments of marketing and sales expenses in connection with sales of timeshare interests and land. Marketing and sales expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through advances under PEC's lines of credit in the aggregate amount of $133.5 million, sales of receivables and cash flows from operations. At August 31, 2000, no commitments existed for material capital expenditures.

        At August 31, 2000, PEC had arrangements with institutional lenders for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for lines of credit of up to an aggregate of $133.5 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At August 31, 2000, an aggregate of $107.2 million was outstanding under such lines of credit, and $26.3 million was available for borrowing. Under the terms of these lines of credit, PEC may borrow 65% to 90% of the balances of the pledged timeshare and land receivables. PEC is required to comply with certain covenants under these agreements, which, among other things, require PEC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that PEC maintains a minimum tangible net worth of $25 million. At August 31, 2000, PEC exceeded this net worth requirement by $5.9 million. Summarized lines of credit information and accompanying notes relating to these lines of credit outstanding at August 31, 2000, consist of the following (thousands of dollars):

     OUTSTANDING
      BORROWING              MAXIMUM                 (a)
      BALANCE AT            BORROWING             REVOLVING
   AUGUST 31, 2000           AMOUNTS           EXPIRATION DATE         MATURITY DATE           INTEREST RATE
-----------------------   ---------------   -----------------------  -------------------  ------------------------
              $ 64,757          $ 75,000    (b)  April 30, 2001        Various             Prime +  2.0 - 2.25%
-----------------------   ---------------

                15,733            15,000    (c)  December 1, 2002      Various             Prime +  2.0
                 4,960            11,500    (d)  December 31, 2001     Various             Prime +  2.0 - 3.00%
-----------------------   ---------------
                20,693            26,500         Considered one borrowing line for the maximum amount.
-----------------------   ---------------

                19,790            30,000    (e)  June 30, 2001         Various             Libor +  4.0 - 4.25%
                 1,972             1,972    (f)                        July 30, 2003       Prime + 2.25%
-----------------------   ---------------
             $ 107,212         $ 133,472
=======================   ===============

(a) When the revolver expires as shown, the loans convert to term loans with maturities as stated. In addition, management expects to extend the lines on similar terms.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million. Other restrictions, commencing with the fiscal quarter ended November 30, 1999, include: PEC's requirement to maintain costs and expenses for marketing and sales and general and administrative expenses relating to net processed sales for each fiscal quarter; PEC's requirement to maintain a minimum net processed sales requirement for each fiscal quarter; and PEC's requirement not to exceed a ratio of 4:1 of consolidated total liabilities to consolidated tangible net worth. At August 31, 2000, $52.2 million of loans secured by receivables were outstanding related to financings at prime plus 2%, of which $29.5 million of loans secured by land receivables mature May 15, 2010 and $22.7 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes $6.4 million in mortgage financing maturing October 1, 2005 for the corporate office buildings, which amount was paid in full in November 2000, and a real estate loan with an outstanding balance of $1.2 million maturing December 31, 2000, all bearing interest at prime plus 2.25%. The remaining Acquisition and Development (A&D) loans, receivables loans and a resort lobby loan outstanding of $5.0 million are at prime plus 2% and mature at various dates through February 18, 2001.

        In December 1998, Finova Capital Corporation (FINOVA), PEC and Mego Financial entered into an Agreement under which FINOVA agreed to make a loan in the amount of $5,662,000 to PEC with an original maturity date of June 30, 1999, which date has been extended to December 31, 2000. Mego Financial guaranteed the loan and issued warrants to FINOVA to purchase a total of 83,333 shares of common stock of Mego Financial at an exercise price of $6.00 per share, exercisable within a five-year period commencing January 1, 1999. The balance outstanding under this Agreement, which is included in the $64.8 million balance in the preceding table, was $1.2 million as of August 31, 2000.

        The fair market value of the warrants was estimated at $104,000 and is being amortized over the term of the Agreement.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million during the life of the loan. These credit lines include available financing for A&D and receivables. At August 31, 2000, $6.3 million was outstanding under the A&D loan, which matures on June 30, 2004, and $9.4 million was outstanding under the receivables loan, which matures on May 31, 2004.

(d) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $15 million. This credit line consists of receivable financing with a maturity date of May 31, 2004, under which $1.6 million was outstanding at August 31, 2000, and a real estate loan of $3.3 million with a maturity date of December 31, 2001.

(e) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17 million during the life of the loan. These credit lines include available financings for A&D and receivables. At August 31, 2000, $2.4 million was outstanding under the A&D loans which have a maturity date of June 30, 2001 and bear interest at the 90-day London Interbank Offering Rate (LIBOR) plus 4.25%. The available receivable financings, of which $17.4 million was outstanding at August 31, 2000, are at 90-day LIBOR plus 4% and have a maturity date of June 5, 2005.

(f) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million.

        A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):

                                                                     FOR THE YEARS ENDED AUGUST 31,
                                                                 --------------------------------------
                                                                   2000           1999           1998
                                                                 --------       --------       --------
Marketing and sales expenses attributable to recognized and
    unrecognized sales                                           $ 40,717       $ 35,856       $ 34,733
Less:  Down payments                                              (12,280)       (12,452)       (12,934)
                                                                 --------       --------       --------
Cash shortfall                                                   $ 28,437       $ 23,404       $ 21,799
                                                                 ========       ========       ========

        During fiscal 2000, PEC sold notes receivable of $19.6 million from which $17.1 million of the sales proceeds were used to pay down debt. The receivables, which have interest rates ranging from 11.5% - 15.5% depending on the transaction, were sold to yield returns of 9.8% fixed and 10.0% floating to the respective purchasers, with any excess interest received from the obligors being payable to PEC.

        PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables generally at the option of the purchaser. At August 31, 2000, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $59.6 million. The repurchase provisions provide for substitution of receivables as recourse for $51.7 million of sold notes receivable and cash payments for repurchase relating to $7.9 million of sold notes receivable. At August 31, 2000 and 1999, the undiscounted reserve amounts of the recourse obligations on such sold notes receivable were $4.5 million and $4.6 million, respectively. PEC continually reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

        Recourse to PEC on sales of notes receivable is governed by the agreements between the purchasers and PEC. The reserve for notes receivable sold with recourse is established at the time of each sale based upon PEC's analysis and represents PEC's estimate of its probable future credit losses to be incurred over the lives of the notes receivable. Proceeds from the sale of notes receivable sold with recourse were $19.6 million and $0 million, respectively, for fiscal 2000 and 1999.

        To improve its financial position, the Company has sold its golf courses and certain of its non-core assets, and is pursuing the sale of certain of its remaining non-core commercial real estate assets located in Pahrump Valley and elsewhere. See discussion in Item 1., "Land Sales - Non-Core Assets".

        At January 31, 1995, when accrual of payments to assignors ceased, $13.3 million was payable to the Assignors. On March 2, 1995, the Assignors agreed to defer payment of $10 million of the amounts due to them pursuant to an amendment to the Assignment and Assumption Agreement providing for the subordination of such amounts to payment of debt for money borrowed by the Company or obligations of the Company's subsidiaries guaranteed by the Company (Subordinated Debt). Warrants (Warrants) to purchase 166,666 shares of common stock, at an exercise price of $25.50 per share (the closing market price per share on March 2, 1995), were granted to the Assignors in consideration of the payment deferral and subordination. The balance of $3.3 million was paid to the Assignors as follows:
$809,000 including interest of $59,000 in June 1995, and the balance of $2.6 million including interest of $45,000 in January 1997. The Warrants were exercised in August 1997 in a non-cash transaction, whereby the Subordinated Debt was reduced by $4.25 million. Interest on the Subordinated Debt was to be paid semiannually at the rate of 10% per year starting September 1, 1995, and the Subordinated Debt was to be repaid in semiannual principal payments commencing March 1, 1997. On March 1, 1997, the Assignors received the first semiannual principal payment of $1.4 million plus interest related to the repayment of the Subordinated Debt. In connection with exercise of the Warrants, payments aggregating $4.25 million were deemed paid and the semiannual payments were scheduled to resume in March 1999, with a partial payment made in September 1998. The final $4.29 million was scheduled to be paid in 3 equal installments on March 1, 1999, September 1, 1999 and March 1, 2000. In accordance with the Eleventh Amendment to Assignment and Assumption Agreement, the principal payments totaling $4.29 million have been deferred until March 1, 2001. Management anticipates that all or part of the principal payments may be extended beyond the current March 1, 2001 maturity date. Interest of $429,000 on Subordinated Debt was paid during each of fiscal year 2000 and 1999. The Subordinated Debt is collateralized by a pledge of PEC's outstanding stock. See "Item 13. Certain Relationships and Related Transactions" and Note 10 of Notes to Consolidated Financial Statements.

        During fiscal 2000 and 1999, the Company used cash of $5.5 million and $20.9 million, respectively, in operating activities. The most significant reason for the net decrease in cash used was the $19.6 million generated from the sales of notes receivable. During fiscal 2000 and 1999, the Company used cash of $384,000 and $1.8 million in investing activities, respectively, as a result of a decline in additions to other investments. During fiscal 2000 and 1999, the Company provided cash of $4.4 million and $22.7 million in financing activities, respectively, as a result of a decrease in borrowings, net of paydowns.

        Capital expenditures during fiscal years 2000 and 1999 were $4.8 million and $3.7 million, respectively, for the acquisition of timeshare and land inventory and $2.2 million and $1.6 million, respectively, for the purchase of property and equipment. No commitments existed at August 31, 2000 for material capital expenditures. The Company believes that its capital requirements will be met from cash balances, internally generated cash, existing lines of credit, sales of receivable and the modification, replacement or addition to its lines of credit and new financings.

         The components of the Company's debt, including lines of credit consist of the following (thousands of dollars):

                                                              AUGUST 31,
                                                        ----------------------
                                                          2000          1999
                                                        --------      --------
Notes collateralized by receivables                     $ 80,593      $ 67,457
Mortgages collateralized by real estate properties        27,407        35,846
Installment contracts and other notes payable              1,131         1,252
                                                        --------      --------
     Total                                              $109,131      $104,555
                                                        ========      ========

FINANCIAL CONDITION

        The Company provides allowance for cancellations in amounts which, in the Company's judgment, will be adequate to absorb losses on notes receivable that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, and current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for fiscal 2000, 1999, and 1998, consisted of the following (thousands of dollars):

                                                               FOR THE YEARS ENDED AUGUST 31,
                                                           --------------------------------------
                                                             2000           1999           1998
                                                           --------       --------       --------
Balance at beginning of year                               $ 18,149       $ 18,488       $ 19,527
   Provision for cancellations                                7,354          5,626          4,827
   Amounts charged to allowance for cancellations and
     reserve for notes receivable sold with recourse         (8,643)        (5,965)        (5,866)
                                                           --------       --------       --------
Balance at end of year                                     $ 16,860       $ 18,149       $ 18,488
                                                           ========       ========       ========

        The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):

                                                                  AUGUST 31,
                                                      ---------------------------------
                                                       2000         1999         1998
                                                      -------      -------      -------
Allowance for cancellations, excluding discounts      $12,827      $13,987      $11,868
Reserve for notes receivable sold with recourse         4,033        4,162        6,620
                                                      -------      -------      -------
   Total                                              $16,860      $18,149      $18,488
                                                      =======      =======      =======

        The allowance for cancellations as a percentage of total notes receivable was 10.8% as of August 31, 2000 compared to 13.5% as of August 31, 1999. The reduction is primarily due to the cancellations during fiscal 2000 which were reserved as of August 31, 1999.

August 31, 2000 Compared to August 31, 1999

        Cash and cash equivalents was $1.1 million at August 31, 2000 and $1.8 million at August 31, 1999.

        Notes receivable, net, increased 20.0% to $83.2 million at August 31, 2000 from $69.3 million at August 31, 1999 as a result of the increased fiscal 2000 sales, net of notes receivable sold, during fiscal 2000.

        Interest only receivables increased 5.3% to $2.7 million at August 31, 2000 from $2.6 million at August 31, 1999. See Note 4 of Notes to Consolidated Financial Statements.

        Land and improvements inventory and timeshare interests held for sale decreased 24.2% to $27.4 million at August 31, 2000 from $36.2 million at August 31, 1999. This decrease is directly related to the increase in sales in fiscal 2000.

        Notes and contracts payable increased 4.4% to $109.1 million at August 31, 2000 from $104.6 million at August 31, 1999. Net borrowings related to financing customer receivables increased by $13.1 million, which was partially offset by net paydowns on other debt of $8.5 million.

        Reserve for notes receivable sold with recourse decreased 3.1% to $4.0 million at August 31, 2000 from $4.2 million at August 31, 1999. The majority of notes receivable sold during the fiscal year were land notes, which typically require a lower reserve. The loans previously sold prior to fiscal 2000 continue to amortize, which correspondingly lowers the required reserve.

        Accrued income taxes decreased 15.1% to $3.0 million at August 31, 2000 from $3.5 million, due to the changes in certain income tax liability reserves as a result of facts and circumstances determined in an ongoing review and analysis of the Company's federal income tax liability.

        Stockholders' equity increased to $25.8 million at August 31, 2000 from $21.8 million at August 31, 1999 as a result of net income of $3.9 million during fiscal 2000.

        Timeshare interest and land sales net, for fiscal 2000, 1999 and 1998, and the comparative dollar and percentage changes, are set forth in the following table (thousands of dollars):

                                                              FOR THE YEARS ENDED AUGUST 31,
                                   ------------------------------------------------------------------------------------
                                                                  2000 CHANGE                           1999 CHANGE
                                    2000         1999              FROM 1999            1998             FROM 1998
                                   -------      -------      -------------------       -------      -------------------
Timeshare interest sales, net      $49,062      $41,262      $ 7,800        18.9%      $37,713      $ 3,549         9.4%
Land sales, net                     19,624       15,979        3,645        22.8%       13,812        2,167        15.7%
                                   -------      -------      -------                   -------      -------
    Total timeshare interest
       and land sales, net         $68,686      $57,241      $11,445        20.0%      $51,525      $ 5,716        11.1%
                                   =======      =======      =======                   =======      =======

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

        Notes and contracts payable increased 27.5% to $104.6 million at August 31, 1999 from $82.0 million at August 31, 1998. There were increased borrowings and no receivable sales, the proceeds of which are usually used to pay down debt, during fiscal 1999.

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

RECENTLY ISSUED/EFFECTIVE ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137, issued in June 1999. SFAS 133 established standards for accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The adoption will not have a material effect on the Company's financial statements.

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). SFAS 140 replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 31, 2000. Management does not believe that the adoption of SFAS 140 will have a material effect on the financial statements.

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has adopted SAB 101 during fiscal year 2000 and the adoption has not had a material effect on the financial statements.

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

YEAR 2000 COMPLIANCE

        The Company believes it is Year 2000 compliant. There have been no significant problems experienced as a result of the occurrence of Year 2000 which have disrupted operations. The Company will continue to monitor its operations for any Year 2000 problems.

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

        The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. Such information includes fair values of the market risk sensitive instruments and contract terms sufficient to determine future cash flows from those instruments, categorized by expected maturity dates (thousands of dollars):

                                                           EXPECTED MATURITY DATE
                                 -------------------------------------------------------------------------
                                                                                                    THERE-                  FAIR
AUGUST 31,                         2001         2002          2003         2004         2005        AFTER       TOTAL       VALUE
-------------------------------  --------     --------     --------     ---------     ---------   ---------   ---------  ----------
ASSETS:
Interest only receivables(a)
     Fixed rate                  $    308     $    351     $    399     $    454     $    517     $    384     $  2,413    $  2,413
        Average interest rate       13.01%       13.01%       13.01%       13.01%       13.01%       13.01%
     Variable rate               $     32     $     36     $     41     $     46     $     52     $     81     $    288    $    288
        Average interest rate       12.11%       12.11%       12.11%       12.11%       12.11%       12.11%

LIABILITIES:
Notes and contracts payable(b)
     Fixed rate                  $    830     $    251     $    197                                            $  1,278    $  1,278
        Average interest rate       10.67%       11.31%        8.68%
     Variable rate               $ 22,080     $  3,086     $  1,453     $ 11,654                  $ 69,580     $107,853    $107,853
        Average interest rate       11.50%       11.36%       11.46%       11.50%                    11.30%
Subordinated debt(c)
     Fixed rate                  $  4,286                                                                      $  4,286    $  4,286
        Average interest rate       10.00%

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of the Company and its subsidiaries are included herewith:

                                                                                                          PAGE
                                                                                                          ----
Independent Auditors' Report                                                                               F-2
Consolidated Balance Sheets at August 31, 2000 and 1999                                                    F-3
Consolidated Income Statements  - Years Ended August 31, 2000, 1999 and 1998                            F-4 - F-5
Consolidated Statements of Stockholders' Equity - Years Ended August 31, 2000, 1999 and 1998               F-6
Consolidated Statements of Cash Flows - Years Ended August 31, 2000, 1999 and 1998                      F-7 - F-8
Notes to Consolidated Financial Statements - Years Ended August 31, 2000, 1999 and 1998                 F-9 - F-36

        All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information with respect to the directors and executive officers of the Company.

                 NAME                           AGE                POSITION (OF COMPANY UNLESS OTHERWISE NOTED)
---------------------------------------       ---------        -----------------------------------------------------
Robert Nederlander                               67            Chairman of the Board, Chief Executive Officer and
                                                                   Director
Jerome J. Cohen                                  72            President and Director
                                                               Chairman of the Board, Chief Executive Officer and
                                                                   President of PEC
Herbert B. Hirsch                                64            Senior Vice President, Chief Financial Officer,
                                                                   Treasurer and Director
Eugene I. Schuster                               63            Vice President and Director
Wilbur L. Ross, Jr.                              62            Director
John E. McConnaughy, Jr.                         71            Director
Jon A. Joseph                                    53            Senior Vice President, General Counsel and Secretary
Charles G. Baltuskonis                           50            Senior Vice President and Chief Accounting Officer

        Robert Nederlander has been the Chairman of the Board and Chief Executive Officer of the Company since January 1988. Mr. Nederlander is the Chairman of the Executive Committee and a member of the Audit Committee. Since July 1995, Mr. Nederlander has served on the Board of Directors of Cendant Corporation, formerly Hospitality Franchise Systems, Inc. (HFS). Mr. Nederlander has been Chairman of the Board of Riddell Sports Inc. since April 1988 and was Riddell Sports Inc.'s Chief Executive Officer from April 1988 through March 1993. From February 1992 until June 1992, Mr. Nederlander was also Riddell Sports Inc.'s interim President and Chief Operating Officer. Since November 1981, Mr. Nederlander has been President and/or a director of the Nederlander Organization, Inc., owner and operator of one the world's largest chains of legitimate theaters. Since December 1998, Mr. Nederlander is co-managing member of the Nederlander Co. LLC, operator of legitimate theaters in various cities outside New York. Mr. Nederlander served as the Managing General Partner of the New York Yankees Baseball Club from August 1990 until December 1991, and has been a limited partner since 1973. Since October 1985, Mr. Nederlander has been President of Nederlander Television and Film Productions, Inc.; and Chairman of the Board of Allis-Chalmers Corp. from May 1989 to 1993, and from 1993 to 1996 as Vice Chairman. Mr. Nederlander remains a director of Allis-Chalmers Corp. Mr. Nederlander was a director of MMC from September 1996 until June 1998. In October 1996, Mr. Nederlander became a director of News Communications Inc., a publisher of community oriented free circulation newspapers. Mr. Nederlander does not currently serve on a full time basis in his capacities with the Company.

        Jerome J. Cohen has been the President and a Director of the Company since 1988. Mr. Cohen serves as a member of the Executive Committee and is Chairman of the Board, Chief Executive Officer and President of PEC. Mr. Cohen served as Chairman of the Board of MMC from April 1995 to June 1998, as Chief Executive Officer from June 1992 to September 1997 and as President from June 1992 to March 1995. From April 1992 to June 1997, Mr. Cohen was a director of Atlantic Gulf Communities Inc., formerly known as General Development Corporation, a publicly held company engaged in land development, land sales and utility operations in Florida and Tennessee.

        Herbert B. Hirsch has been the Senior Vice President, Chief Financial Officer, Treasurer and a Director of the Company since 1988. Mr. Hirsch serves as a member of the Executive Committee. Mr. Hirsch served as a director of MMC from June 1992 to June 1998, and served as Vice President, Chief Financial Officer and Treasurer of MMC from 1992 to September 1996.

        Eugene I. Schuster has been a Vice President and a Director of the Company since 1988. Mr. Schuster is a member of the Stock Option Committee. Mr. Schuster has also been Chief Executive Officer and Chairman of the Board of Directors of Venture Funding, Ltd., a business development corporation, since its inception in May 1983. Since February 1986, Mr. Schuster has been the President and Chief Executive Officer and a director of Quest BioTechnology, Inc., a publicly held biotechnology research and development firm. Since September 1985, Mr. Schuster has been a director of Wavemat, Inc., a publicly held company engaged in the manufacture and sale of microwave equipment for advanced materials processing. Since January 1988, Mr. Schuster has been the Chairman and from May 1988 through February 1995 was Chief Executive Officer, of Cellex Biosciences, Inc., a publicly held manufacturer of automated cell culture systems. Mr. Schuster is Chairman and Chief Executive Officer of Art Renaissance, Inc., a privately held company which operates several chains of retail art galleries. Mr. Schuster does not currently serve on a full time basis in his capacities with the Company.

        Wilbur L. Ross, Jr. has been a Director of the Company since 1984. Mr. Ross serves as a member of the Audit, Stock Option and Executive Incentive Compensation Committees. From August 1976 to April 2000, Mr. Ross was Executive Managing Director of Rothschild Inc. and Chairman of Asia Recovery Fund. As of April 1, 2000, he founded WL Ross & Co. LLC. He remains Chairman of Asia Recovery Fund, as well as the former Rothschild Recovery Fund, now named WLR Recovery Fund, and is Chairman of Asia Recovery Co-Investment Partners. Mr. Ross is also a director of Casella Waste Systems Inc., Pacific Life Insurance Company (Korea), Syms Corporation and News Communication Inc.

        John E. McConnaughy, Jr. has been a Director of the Company since 1984. Mr. McConnaughy serves as Chairman of the Audit Committee and a member of the Stock Option and Executive Incentive Compensation Committees. Mr. McConnaughy was Chairman and Chief Executive Officer of Peabody International Corp. from 1969 to 1986. He was Chairman and Chief Executive Officer of GEO International Corp. (GEO), a nondestructive testing, screen printing and oil field services company, from 1981 to 1992. GEO was spun off in 1981 and became publicly held. Mr. McConnaughy has been a director of Oxigene, Inc., Texstar Corporation, MAI Corporation, Akzona Corp., First Bank Corp. (New Haven), Beringer Co., Inc., the Pullman Co., Moore McCormack Resources and Peabody International Corp. He is currently on the Board of Directors of Transact International, Inc., DeVlieg Bullard, Inc., Levcor International, Inc., Riddell Sports, Inc., Wave Systems, Inc and Adrien Arpel, Inc. Mr. McConnaughy is on the Board of Trustees and Executive Committee of the Strang Cancer Prevention Center and is Chairman of the Board of the Harlem School of the Arts.

        Jon A. Joseph, Senior Vice President, General Counsel and Secretary, has been with the Company since June 1995. Mr. Joseph was Executive Vice President of Valley Bank of Nevada from 1984 to 1991. In 1992, Valley Bank of Nevada was acquired by Bank of America. Mr. Joseph remained with the legal department of Bank of America until June 1, 1995, when he joined the Company.

        Charles G. Baltuskonis, Senior Vice President and Chief Accounting Officer, has been with the Company since March 1997. He is a certified public accountant and served as Senior Vice President and Controller of Chase Federal Bank from May 1995 to March 1997. Prior to that date, he was Chief Financial Officer of F&C Bancshares and First Coastal Bank, a Senior Vice President - Finance of Bank of New England, and was a Senior Manager with the public accounting firm of Ernst & Young.

        The following are other key employees of the Company:

        Gregg A. McMurtrie was named Executive Vice President and Chief Operating Officer of PEC in November 1998. Mr. McMurtrie joined the staff of PEC in August 1982. From August 1982 to July 1987, Mr. McMurtrie served in various capacities in the credit, internal auditing, marketing, customer relations, sales and executive departments. He was General Manager, Colorado Land Sales, from September 1987 to February 1989. Since September 1989, Mr. McMurtrie served as Director of Sales Administration.

        S. Duke Campbell, Senior Vice President, Marketing and Sales of PEC, has been with the Company since July 1996. From 1995 to 1996, Mr. Campbell served as a Principal at D.I.A.L. Pro Northwest, Inc., a value added reseller for several customer management systems in the Northwest. Mr. Campbell served as Vice President of Marketing and sales for Hostar International, Inc., a manufacturer of innovative material management systems for hospitals, from 1991 to 1994. From 1989 to 1990, Mr. Campbell was the Senior Principal of Gulf American Financial Services, Inc., a financial services company that specializes in receivables management. Prior to 1990, Mr. Campbell served in various positions at Thousand Trails, Inc., a Texas company that owns and operates member campground resorts.

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

ADDITIONAL INFORMATION CONCERNING OFFICERS AND DIRECTORS

        The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Company's Directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The Company reimburses all Directors for their expenses in connection with their activities as Directors of the Company. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as Directors. Members of the Board of Directors of the Company who are not employees of the Company received an annual fee of $30,000 in calendar 1999 and were scheduled to receive an annual fee of $40,000 for calendar 2000. Directors are reimbursed for their expenses incurred in attending meetings of the Board of Directors and its committees.

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


                                                                                           LONG-TERM COMPENSATION
                                                                                                    AWARDS
                                                         ANNUAL COMPENSATION               -----------------------
                                            --------------------------------------------   NUMBER OF
                                            FISCAL                          OTHER ANNUAL    OPTIONS     ALL OTHER
   NAME AND PRINCIPAL POSITION               YEAR     SALARY     BONUS(a)   COMPENSATION    GRANTED   COMPENSATION(b)
---------------------------------------     ------  ---------   ----------  ------------    -------   ---------------
Robert Nederlander,
   Chairman of the Board, Chief              1998    $200,002    $     --    $  6,373         2,083    $  1,039
   Executive Officer, MFC                    1999      65,424(c)       --       5,901           833          --
   Chairman of the Board, PEC                2000      30,769(c)       --          --            --          --

Jerome J. Cohen,
   President, MFC                            1998    $300,002    $     --    $  8,383         2,083    $  2,644
   Chairman of the Board, Chief Executive    1999     300,002       5,769       9,800         2,083       2,400
   Officer and President, PEC                2000     300,002      92,667(a)       --            --          --

Herbert B. Hirsch
   Senior Vice President, Chief Financial    1998    $200,000    $     --    $  2,005           833    $  2,341
   Officer and Treasurer, MFC                1999     200,000       3,486       2,335         1,666       2,809
   Senior Vice President and Chief           2000     200,000      37,067(a)       --            --          --
   Financial Officer, PEC

Jon A. Joseph
   General Counsel and Secretary, MFC        1999    $200,000    $  1,923    $ 24,000            --    $  2,838
   Senior Vice President, PEC                2000     200,000      18,533(a)   24,000            --          --

Charles G. Baltuskonis
   Senior Vice President and                 1999    $117,500    $  3,202    $ 12,000           833    $  1,943
   Chief Accounting Officer, MFC and PEC     2000     125,000          --(a)    5,860            --          --

Gregg A. McMurtrie
   Executive Vice President                  1999    $142,462    $  5,885    $  3,910           833    $  2,172
   and Chief Operating Officer, PEC          2000     150,000          --(a)    2,127            --          --

(a) Incentive compensation is included in the fiscal year it is earned with respect to contractual arrangements. Awards to other executives are discretionary and have not as yet been determined by the Incentive Compensation Committee for fiscal 2000.

(b) Represents the Company's discretionary matching contributions of 25% of the employee's contribution to the Company's 401(k) Plan on behalf of the employee.

(c) Prior to December 11, 1998, Mr. Nederlander earned an annual salary of $200,000. On that date, his salary was suspended. In April 2000, Mr. Nederlander's salary was reinstated at an annual rate of $100,000.

OPTION GRANTS IN LAST FISCAL YEAR

        There were no grants of stock options during fiscal 2000.

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

        The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of August 31, 2000. No stock options were exercised by the Named Executive Officers during fiscal 2000. See "Stock Option Plan" below in this section.

                                     NUMBER OF UNEXERCISED                  VALUE OF UNEXERCISED IN-THE-MONEY
                                        OPTIONS HELD AT                              OPTIONS HELD AT
                                        AUGUST 31, 2000                            AUGUST 31, 2000(1)
------------------------  -------------------------------------------- --------------------------------------------
         NAME                 EXERCISABLE           UNEXERCISABLE          EXERCISABLE           UNEXERCISABLE
------------------------  ---------------------  --------------------- ---------------------  ---------------------
Robert Nederlander                  999                    1,917              $   --                 $   --
Jerome J. Cohen                   1,249                    2,917              $   --                 $   --
Herbert B. Hirsch                   666                    1,833              $   --                 $   --
Jon A. Joseph                     2,000                    3,000              $   --                 $   --
Charles G. Baltuskonis              832                    1,667              $   --                 $   --
Gregg A. McMurtrie                  832                    1,667              $   --                 $   --

(1) The closing sales price of the Company's Common Stock as reported on the Nasdaq National Market on August 31, 2000 was $4.50. The exercise price as of August 31, 2000 was $6.00 per share, therefore, the value of the unexercised options at August 31, 2000 was zero.

EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Jerome J. Cohen, which originally was to expire on January 31, 2002. The agreement provides for an annual base salary of $300,000 plus a bonus of 2.5% of Incentive Income as defined in the Company's Incentive Plan (See "Executive Incentive Compensation Plan"). The Company's Board of Directors has authorized certain amendments to the employment agreement which, among other things, extend its expiration date to January 31, 2005. Under the agreement as amended, in the event (1) that the Company determines to terminate Mr. Cohen's employment under the agreement, (2) of a change in control of ownership of the Company or (3) of a sale of all or substantially all of the Company's assets, the Company would be required to enter into a termination agreement with Mr. Cohen under which he would receive a termination payment of $750,000. The termination payment would be payable in 36 equal monthly installments except in the case of a further change in control of ownership or sale of assets of the Company, in which case any unpaid balance of the $750,000 would become payable in a lump sum.

        The Company has entered into an employment agreement, which renews annually unless either party gives notice of termination, with Jon A. Joseph. The current expiration date of the employment agreement is December 31, 2001. The employment agreement provides for an annual base salary of $200,000 plus .5% of Incentive Income as defined in the Company's Incentive Plan. Further, in the event of a change in control of ownership of the Company, as defined in the employment agreement, Mr. Joseph would receive a separation payment of $200,000.

        On September 2, 1997, the Board of Directors authorized agreements with Mr. Herbert B. Hirsch and Mr. Don A. Mayerson, pursuant to which the Company would pay them a separation payment of $150,000 and $250,000, respectively, at such time as they no longer are employed by the Company. Payments of $10,000 per month to Mr. Mayerson commenced, upon his retirement in December 1998, and the final payment will be due in January 2001. Effective December 1998, Mr. Eugene
I. Schuster no longer receives a salary.

        The Company has entered into a Compensation Agreement with S. Duke Campbell dated August 26, 1999, which provides for an annual base salary of $125,000. In addition, Mr. Campbell is to be paid, monthly, a sales commission of one-quarter of one percent (0.25%) of net sales, occurring after September 1, 1999, and a Profit Contribution Bonus for reducing sales and marketing costs for fiscal 2000. If Mr. Campbell's employment is terminated by the Company, other than for cause, Mr. Campbell shall receive his base salary and sales commissions to the date of termination, the portion of his Profit Contribution Bonus, if any, earned through the immediately preceding quarter, and a severance payment in an amount equal to his then current annual base salary. If Mr. Campbell resigns or terminates his employment by the Company he will be entitled to his base salary and sales commissions through the date of such termination. In addition, after the end of fiscal 2000, a new arrangement relating to profitability to take the place of the Profit Contribution Bonus will be agreed upon and added to the agreement by amendment. If the Company and Mr. Campbell have not agreed to such amendment to this agreement by November 30, 2000, and Mr. Campbell has received or earned, a Profit Contribution Bonus for fiscal 2000, Mr. Campbell may elect to resign or terminate his employment by the Company during the thirty-day period following November 30, 2000 and he then shall be entitled to a severance payment in an amount equal to his then current annual base salary in addition to his base salary and sales commissions through the date of such termination.

STOCK OPTION PLAN

        Under the Company's Stock Option Plan (Plan), as originally adopted, 87,500 shares of common stock were reserved for issuance upon exercise of options. In calendar year 1997, the Company's Board of Directors and shareholders approved an amendment to the Plan to increase by 83,333 shares the number of shares of common stock reserved for issuance pursuant to the Plan. As a result, an aggregate of 170,833 shares of common stock are reserved for issuance pursuant to the Plan, including 76,833 shares which have been issued upon exercise of options. During fiscal 1998, the Company's Board of Directors unanimously approved, subject to approval by the Company's shareholders, the amendment and restatement of the Plan. The amendments to the Plan approved by the Company's Board of Directors consist of changes to permit the grant of options to non-employee Directors of the Company and changes to conform the Plan to changes to the federal securities laws. On September 16, 1998, the shareholders approved the amendment and restatement of the Plan. The Plan is designed to serve as an incentive for retaining qualified and competent employees and Directors.

        The Stock Option Committee of the Company's Board of Directors administers and interprets the Plan and is authorized, in its discretion, to grant options thereunder to all eligible employees of the Company, including officers of the Company. The Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and nonstatutory stock options. Options can be granted under the Plan on such terms and at such prices as determined by the Board, or a committee thereof, except that the per share exercise price of options may not be less than 80% of the fair market value of the common stock on the date of grant, and, in the case of an incentive stock option, the per share exercise price may not be less than 100% of such fair market value. In the case of incentive stock options granted to a 10% shareholder, the per share exercise price may not be less than 110% of the fair market value of the common stock on the date of grant and shall expire five years from the date of grant. The aggregate fair market value of the shares covered by incentive stock options granted under the Plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

        Options granted under the Plan are exercisable after the period or periods specified in the option agreement. Options granted under the Plan are not exercisable after the expiration of ten years from the date of grant (except five years in the case of options granted to 10% shareholders) and are not transferable other than by will or by the laws of descent and distribution.

        In September 1997, an additional 58,083 incentive stock options were granted under the Plan to employees at fair market value. On September 23, 1998, an additional 18,500 incentive stock options were granted under the Plan. In addition, the exercise price of all options issued September 2, 1997 was revised from $18.75 per share to $6.00 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Board of Directors has not designated a Compensation Committee, but has delegated the responsibility and authority for setting and overseeing the administration of policy which governs the compensation of all of the Company's employees (with the exception of Messrs. Nederlander, Cohen, Hirsch and Schuster) to its President, Mr. Cohen. The compensation paid to Messrs. Nederlander, Cohen, Hirsch and Schuster is determined by the Board of Directors. The Directors who are also executive officers of the Company do not participate in deliberations of the Board of Directors of the Company concerning their own compensation.

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

        The Board of Directors has also approved an employment agreement with Mr. Cohen, President of the Company, and agreements with Mr. Hirsch and Mr. Joseph, executive officers of the Company, pursuant to which Messrs. Cohen, Hirsch and Joseph are entitled to receive 2.5%, 1% and .5%, respectively, of Incentive Income of the Company, as defined in the Incentive Plan.

SPLIT-DOLLAR INSURANCE PLAN

        On April 5, 1995, the Board of Directors of the Company established a split-dollar life insurance plan (Split-Dollar Plan) pursuant to which the Company was obligated to pay premiums for certain "second to die" life insurance policies on the lives of Messrs. Nederlander, Cohen, and Hirsch, executive officers and Directors of the Company, and their respective spouses, and for Don
A. Mayerson, former executive officer of the Company, originally for a period of five years, at an annual aggregate premium outlay of $400,000. Each policy is in the name of a trust established for family beneficiaries selected by each executive. On August 3, 1995, the Company approved a life insurance policy for Mr. Schuster at an annual cost of $100,000 per annum, originally for a period of five years. Pursuant to the plan, and with respect to each policy, at the end of ten years after issuance, or earlier upon the deaths of the respective insured parties, or certain other events, the Company was to receive the amount of premiums paid on the policy. Through December 31, 1998, $300,000 was paid on Mr. Schuster's policy and $400,000 was paid on each of the others, leaving a balance of premiums in the amount of $600,000 still owed by the Company on the policies. Pursuant to an amendment to the original agreement, executed in April 1999, future payments by the Company relating to the policies were waived by Messrs. Nederlander, Cohen, Hirsch, Mayerson and Schuster. In consideration of the waiver, the Company agreed to accept repayment of the lesser of the premiums paid or the cash value of the policy, upon the deaths of the respective insured parties.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of November 15, 2000, information with respect to the beneficial ownership of the Company's common stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers (as defined in "Item. 11 Executive Compensation"), and (iv) all Directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.


                    NAME AND ADDRESS OF                        AMOUNT AND NATURE OF       PERCENTAGE OF OUTSTANDING
           BENEFICIAL OWNER OR IDENTITY OF GROUP             BENEFICIAL OWNERSHIP(1)         COMMON STOCK OWNED
----------------------------------------------------------- ---------------------------- ----------------------------
  Robert Nederlander(2)                                               356,556                        10.2%
  Eugene I. Schuster and Growth Realty Inc. (GRI)(3)                  251,504                         7.2%
  Jerome J. Cohen(4)                                                  185,242                         5.3%
  Herbert B. Hirsch(5)                                                271,575                         7.7%
  John E. McConnaughy, Jr.(6)                                         100,511                         2.8%
  Wilbur L. Ross, Jr.(7)                                                  832                          *
  Jon A. Joseph(8)                                                      3,083                          *
  Charles G. Baltuskonis(9)                                             1,332                          --
  Friedman Billings Ramsey Group, Inc. and affiliates(10)             611,718                        17.5%
  All Executive Officers and Directors as a Group                   1,170,635                        33.4%
     (8 persons)(11)

*       Less than 1%.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from November 15, 2000 upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the applicable date have been exercised.

(2) 810 Seventh Avenue, 21st Floor, New York, New York 10019. Includes 41,666 shares held by an affiliate of Mr. Nederlander and 1,582 shares issuable under an option granted pursuant to the Company's Stock Option Plan. Does not include 16,666 shares of common stock owned by the Robert
        E. Nederlander Foundation, an
        entity organized and operated exclusively for charitable purposes (the Foundation), of which Mr. Nederlander is President. Mr. Nederlander disclaims beneficial ownership of the shares owned by the Foundation.

(3) 321 Fisher Building, Detroit, Michigan 48202. Consists of (i) 211,506 shares held of record by GRI, a wholly-owned subsidiary of Venture Funding, Ltd. of which Mr. Schuster is a principal shareholder, Director and Chief Executive Officer, (ii) 39,166 shares held of record by Growth Realty Holdings L.L.C., a limited liability corporation owned by Mr. Schuster, GRI and Mr. Schuster's three children, and (iii) 832 shares issuable under an option granted pursuant to the Company's Stock Option Plan.

(4) 1125 N. E. 125th Street, Suite 206, North Miami, Florida 33161. Includes 2,082 shares issuable under options granted pursuant to the Company's Stock Option Plan. Excludes 15,583 shares owned by Mr. Cohen's spouse and 83,333 shares owned by a trust for the benefit of his children over which Mr. Cohen does not have any investment or voting power, as to which he disclaims beneficial ownership. Also excludes 5,000 shares of common stock owned by the Rita and Jerome J. Cohen Foundation, Inc., an entity organized and operated exclusively for charitable purposes (the Cohen Foundation), of which Mr. Cohen is President. Mr. Cohen disclaims beneficial ownership of the shares owned by the Cohen Foundation.

(5) 230 East Flamingo Road, Las Vegas, Nevada 89109. Includes 1,165 shares issuable under an option granted pursuant to the Company's Stock Option Plan.

(6) 1011 High Ridge Road, Stamford, Connecticut 06905. Includes 1,499 shares issuable under options granted pursuant to the Company's Stock Option Plan. Excludes 500 shares owned by a member of Mr. McConnaughy's family, as to which Mr. McConnaughy does not have any investment or voting power, and as to which he disclaims beneficial ownership.

(7) 1251 Avenue of the Americas, 51st Floor, New York, New York 10020. Consists of 832 shares issuable under an option granted pursuant to the Company's Stock Option Plan. Excludes 2,500 shares owned by a member of Mr. Ross' family and 41,666 shares owned by Rothschild, Inc., of which Mr. Ross is a former Managing Director, over which Mr. Ross does not have any investment or voting power and as to which he disclaims beneficial ownership.

(8) 4310 Paradise Road, Las Vegas, Nevada 89109. Includes 3,000 shares issuable under options granted pursuant to the Company's Stock Option Plan.

(9) 4310 Paradise Road, Las Vegas, Nevada 89109. Consists of shares issuable under options granted pursuant to the Company's Stock Option Plan.

(10) 1001 19th Street North, Arlington, VA. 22209. Based upon a Schedule 13G dated July 13, 1998, as amended on February 15, 2000, filed jointly by Friedman Billings Ramsey Group, Inc., Orkney Holdings, Inc., Eric F. Billings, Emanuel J. Friedman and W. Russell Ramsey with the SEC. Consists of 601,716 shares owned by Friedman Billings Ramsey Group, Inc. and 10,002 shares owned personally by Emanuel J. Friedman. The Company has been advised that Emanuel J. Friedman, Eric F. Billings and W. Russell Ramsey are each control persons with respect to Friedman Billings Ramsey Group, Inc. and are the sole voting trustees of the Friedman Billings Ramsey Group, Inc. Voting Trust, which has sole discretion to vote approximately 89.1%of the voting power of Friedman Billings Ramsey Group, Inc.

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

        At January 31, 1995, when accrual of payments to assignors ceased, $13.3 million was payable to the Assignors. On March 2, 1995, the Assignors agreed to defer payment of $10 million of the amounts due to them pursuant to an amendment to the Assignment and Assumption Agreement providing for the subordination of such amounts to payment of debt for money borrowed by the Company or obligations of the Company's subsidiaries guaranteed by the Company (Subordinated Debt). Warrants (Warrants) to purchase 166,666 shares of common stock, at an exercise price of $25.50 per share (the closing market price per share on March 2, 1995), were granted to the Assignors in consideration of the payment deferral and subordination. The balance of $3.3 million was paid to the assignors as follows:
$809,000 including interest of $59,000 in June 1995, and the balance of $2.6 million including interest of $45,000 in January 1997. The Warrants were exercised in August 1997 in a non-cash transaction, whereby the Subordinated Debt was reduced by $4.25 million. Interest on the Subordinated Debt was to be paid semiannually at the rate of 10% per year starting September 1, 1995, and the Subordinated Debt was to be repaid in semiannual principal payments commencing March 1, 1997. On March 1, 1997, the Assignors received the first semiannual principal payment of $1.4 million plus interest related to the repayment of the Subordinated Debt. In connection with exercise of the Warrants, payments aggregating $4.25 million were deemed paid and the semiannual payments were scheduled to resume in March 1999, with a partial payment made in September 1998. The final $4.29 million was scheduled to be paid in 3 equal installments on March 1, 1999, September 1, 1999 and March 1, 2000. In accordance with the Eleventh Amendment to Assignment and Assumption Agreement, the principal payments have been deferred until March 1, 2001. Interest of $429,000 on Subordinated Debt was paid during fiscal 2000. The Subordinated Debt is collateralized by a pledge of PEC's outstanding stock. Subsequent to August 31, 2000, an advance of $100,000 at the interest rate of 10% was made to Eugene I. Schuster, an affiliate of one of the Assignors, against the amount owed to it.

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

(b) Reports on Form 8-K. The Company did not file any current report on Form 8-K during the quarter ended August 31, 2000.

(c)     Exhibits.

    EXHIBIT
     NUMBER    DESCRIPTION
     ------    -----------
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

    10.13(3) Purchase Agreement dated 24th day of September 1990 by and among Brigantine Inn, Ltd., Brigantine Preferred Properties, Inc. and
               Preferred Equities Corporation.

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

    10.31(7) First Amendment to Stock Purchase Agreement dated March 10, 1993, by and between the Company and Preferred Equities Corporation.

    10.32(7)   Amendment No. 6 to Amended and Restated Loan and Security
               Agreement between Greyhound Real Estate Finance Company and
               Preferred Equities Corporation, dated June 28, 1993, and three
               (3) related Promissory Notes, relating to the Grand Flamingo
               Winnick, Grand Flamingo Fountains, and Preferred Equities
               Corporation corporate offices.

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

    10.37(8)   Amended and Restated Loan Agreement between Bank of America
               Nevada and Preferred Equities Corporation dated September 10,
               1993.

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

    10.140(18) Settlement letter from Mego Financial Corp. to Mego Mortgage
               Corporation dated June 26, 1998.

    10.141(18) Settlement letter from Preferred Equities Corporation to Mego
               Mortgage Corporation dated June 26, 1998.

    10.142(23) Amended and Restated Real Estate Purchase and Sales Agreement by
               and among Preferred Equities as borrower and Mercantile Equities
               Corporation and Hartsel Springs Ranch of Colorado, Inc., as Note holder dated as of November 25, 1997.

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

    10.163(21) Amended and Restated Stock Option Plan dated September 16, 1998 for Mego Financial Corp.

    10.164(22) Amendment No.2 to Interval Receivables Loan and Security
               Agreement dated as of March 28, 1999 between Heller Financial,
               Inc. and Preferred Equities Corporation.

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

    10.172(24) Sixth Amendment to Assignment and Assumption Agreement dated May
               28, 1999 by and between RER Corp, COMAY Corp., Growth Realty Inc.
               and H&H Financial, Inc. and Mego Financial Corp.

    10.173(24) Forbearance Agreement dated August 6, 1999 among Preferred
               Equities, and Mego Financial Corporation and Litchfield Financial
               Corporation.

    10.174(24) Purchase and Sale Agreement between The Villas at Monterey
               Limited Partnership and Tango Bay of Orlando and Preferred
               Equities Corporation regarding Ramada Suites at Tango Bay
               Orlando.

    10.175(24) Extension dated September 7, 1999 to the Second Amendment to
               Forbearance Agreement and Amendment No. 7 to Second Amended and
               Restated Consolidated Loan and Security Agreement dated December
               23, 1998 between Preferred Equities Corporation and Finova
               Capital Corporation.

    10.176(24) Purchase and Security Agreement dated June 11, 1999 between
               Preferred Equities Corporation and Preferred RV Resort Owners
               Association regarding the Preferred RV Resort.

    10.177(24) Forbearance Agreement and Amendment No. 5 to Second Amended and
               Restated and Consolidated Loan and Security Agreement dated
               December 23, 1998 between Finova Capital Corporation and
               Preferred Equities Corp.

    10.178(24) Letter Agreement dated February 8, 1999 between Preferred
               Equities Corporation and Finova Capital Corporation regarding additional agreements to the Forbearance Agreement and Amendment
               No. 5 to Second Amended and Restated Consolidated Loan and
               Security Agreement dated December 23, 1998.

    10.179(24) Amendment No. 3 to Severance Agreement and Consulting Agreement
               between Mego Financial Corp. and Don A. Mayerson dated September
               28, 1999.

    10.180(24) Compensation Agreement between S. Duke Campbell and Preferred
               Equities Corporation dated July 27, 1998.

    10.181(24) Amendment dated October 15, 1999 to the General Loan and Security
               Agreement Inventory Advance between Preferred Equities
               Corporation and Textron Financial Corporation dated October 5,
               1994.

    10.182(24) Amendment dated April 26, 1999 to the Agreement made January 1,
               1995 between Mego Financial Corp. and Herbert A. Krasow, as
               Trustee of the Herbert B. Hirsch Property Trust Insurance Trust dated October 22, 1990 regarding the Agreement concerning
               "Split-Dollar" Life Insurance Plan.

    10.183(24) Amended Assignment of Limited Interest in Life Insurance as
               Collateral Security dated April 26, 1999 to an Assignment made as of January 1, 1995 by Herbert A. Krasow, as Trustee of the
               Herbert B. Hirsch Property Trust Insurance Trust, dated October
               22, 1990 to Mego Financial Corp.

    10.184(24) Amended Agreement Concerning "Split-Dollar" Life Insurance Plan
               dated April 26, 1999 to the Agreement made January 1, 1995, between Mego Financial Corp., Lawrence J. Cohen and Clifford A.
               Schulman as Trustees of the Cohen 1994 Insurance Trust dated
               December 2, 1994, Jerome J. Cohen and Rita Cohen.

    10.185(24) Amended Assignment of Limited Interest in Life Insurance as
               Collateral Security dated April 26, 1999 to an Assignment made as of January 1, 1995, by Lawrence J. Cohen and Clifford A.
               Schulman, as Trustees of the Cohen 1994 Insurance Trust dated
               December 21, 1994 to Mego Financial Corp.

    10.186(24) Amended Agreement Concerning "Split-Dollar" Life Insurance Plan
               dated April 23, 1999 to the Agreement made as of June 1, 1995 between Mego Financial Corp, Joseph A. Schuster, as Trustee of the Eugene I Schuster Irrevocable Trust - dated May 30 1995, and
               Eugene I. Schuster.

    10.187(24) Amended Assignment of Limited Interest in Life Insurance as
               Collateral Security dated April 23, 1999 to an Assignment made as of June 1, 1995, by Joseph A. Schuster, as Trustee of the Eugene
               I. Schuster Irrevocable Trust - Mego, dated May 30, 1995 to Mego
               Financial Corp.

    10.188(24) Amended Agreement Concerning "Split-Dollar" Life Insurance Plan
               dated April 26, 1999 to the Agreement made January 1, 1995 between Mego Financial Corp., Tracy Allen, and Jane Gerard, as
               Trustees of the Nederlander 1994 Insurance Trust, dated December
               19, 1994, Robert e. Nederlander and Gladys Nederlander.

    10.189(24) Amended Assignment of Limited Interest in Life Insurance as
               Collateral Security Amendment made April 26, 1999 to as
               Assignment made January 1, 1995 by Tracy Allen and Jane Gerard, as Trustees of the Nederlander 1994 Insurance Trust, dated
               December 19, 1994 to Mego Financial Corp.

    10.190(24) Amended Agreement Concerning "Split-Dollar" Life Insurance Plan
               Amendment made as of April 26, 1999 to the Agreement made as of January 1, 1995, between Mego Financial Corp., Gary Steven
               Mayerson and Robert Keith Mayerson, as Trustees of the Mayerson
               1994 Insurance Trust, dated December 21, 1994, Don A. Mayerson and Evelyn W. Mayerson.

    10.191(24) Amended Assignment of Limited Interest in Life Insurance as
               Collateral Security Amendment made April 26, 1999 to an
               Assignment made January 1, 1995, by Gary Steven Mayerson and
               Robert Keith Mayerson, as Trustees of the Mayerson 1994 Insurance
               Trust, dated December 21, 1994 to Mego Financial Corp.

    10.192(24) Seventh Amendment to Assignment and Assumption Agreement by and
               between RER Corp., Comay Corp., Growth Realty Inc. and H&H
               Financial, Inc. and Mego Financial Corp. dated November 20, 1999.

    10.193(25) Purchase and Sale Agreement dated October 6, 1999 between
               Preferred Equities Corporation and Covington Nevada Corp regarding the Sale of Calvada Championship Golf Course and
               Calvada Executive Golf Course.

    10.194(25) Amendment No. One to Third Amended and Restated Promissory Note -
               Headquarters and FCFC Property dated November 9, 1999 between
               Preferred Equities Corporation and Finova Capital Corporation.

    10.195(25) Amendment No. One to Promissory Note - Additional Advances dated
               November 9, 1999 between Preferred Equities Corporation and
               Finova Capital Corporation.

    10.196(25) Third Amendment to Forbearance Agreement and Amendment No. 8 to
               Second Amended and Restated and Consolidated Loan and Security
               Agreement dated November 9, 1999, by and among Finova Capital
               Corporation, Preferred Equities Corporation, and Mego Financial
               Corp.

    10.197(25) Fourth Amendment to Forbearance Agreement and Amendment No. 9 to
               Second Amended and Restated and Consolidated Loan and Security
               Agreement dated December 17, 1999 by and among Finova Capital
               Corporation, Preferred Equities Corporation, and Mego Financial
               Corp.

    10.198(25) Second Amendment to Deed of Trust - Hartsel Springs Ranch dated
               December 17, 1999 by and among Preferred Equities Corporation and
               Finova Capital Corporation.

    10.199(26) Fifth Amendment to Forbearance Agreement and Amendment Number 10
               to Second Amended and Restated and Consolidated Loan and Security
               Agreement dated as of February 25, 2000 by and among FINOVA
               Capital Corporation, Preferred Equities Corporation, and Mego
               Financial Corp.

    10.200(26) Eighth Amendment to Assignment and Assumption Agreement by and
               between RER Corp., COMAY Corp., Growth Realty Inc. and H&H
               Financial Inc., and Mego Financial Corp., dated January 31, 2000.

    10.201(26) Amended, Restated and Increased Receivables Promissory Note No. 1
               by Preferred Equities Corp. to Heller Financial, Inc. dated
               December 22, 1999.

    10.202(26) Amended, Restated and Consolidated Acquisition Promissory Note
               No. 1 by Preferred Equities Corp. to Heller Financial, Inc. dated
               December 22, 1999.

    10.203(26) Fourth Amendment to Interval Receivables Loan and Security
               Agreement dated December 22, 1999 between Heller Financial, Inc., and Preferred Equities Corporation.

    10.204(26) Third Amendment to Acquisition and Construction Loan Agreement
               dated December 22, 1999 between Heller Financial, Inc., and
               Preferred Equities Corporation.

    10.205(26) General Loan and Security Agreement (Inventory Loan) executed
               December 17, 1999 by and among Textron Financial Corp., Preferred
               Equities Corp. and Steamboat Suites, Inc.

    10.206(26) General Loan and Security Agreement (Receivable Loan Facility)
               executed December 17, 1999 by and among Textron Financial Corp.,
               Preferred Equities Corp. and Steamboat Suites, Inc.

    10.207(26) Sixth Amendment to Forbearance Agreement and Amendment No. 11 to
               Second Amended and Restated and Consolidated Loan and Security
               Agreement dated March 31, 2000 by and among Finova Capital
               Corporation, Preferred Equities Corporation and Mego Financial
               Corp.

    10.208(27) Amendment No. 4 to Severance Agreement and Consulting Agreement
               dated December 30, 1999 by and between Mego Financial Corp. and
               Don A. Mayerson.

    10.209(27) Amendment No. 5 to Severance Agreement and Consulting Agreement
               dated May 20, 2000 by and between Mego Financial Corp. and Don A.
               Mayerson.

    10.210 (27) Ninth Amendment to Assignment and Assumption Agreement by and between RER Corp., COMAY Corp., Growth Realty Inc. and H&H
               Financial, Inc. and Mego Financial Corp. dated April 30,2000.

    10.211 Seventh Amendment to Forbearance Agreement and Amendment No. 12 to Second Amended and Restated and Consolidated Loan and Security
               Agreement dated July 20, 2000 by and among FINOVA Capital
               Corporation, Preferred Equities Corporation and Mego Financial
               Corp.

    10.212     Second Amendment to Loan and Security Agreement between
               Litchfield Financial Corporation and Preferred Equities
               Corporation dated July 15, 2000.

    10.213 Tenth Amendment to Assignment and Assumption Agreement by and between RER Corp., COMAY Corp., Growth Realty Inc. and H&H
               Financial, Inc. and Mego Financial Corp. dated August 31, 2000.

    10.214 Fourth Amendment to Acquisition and Construction Loan Agreement dated September 7, 2000 between Heller Financial, Inc., and
               Preferred Equities Corporation.

    10.215     ISDA Master Swap Agreement between Sovereign Bank and Preferred
               Equities Corporation dated August 31, 2000.

    10.216 Five year extension of Licensing Agreement dated April 18, 1995, by and among Hospitality Franchise Systems, Inc., Ramada
               Franchise Systems, Inc. and Preferred Equities Corporation.

    10.217 Extension of Loan and Security Agreement dated August 12, 1998 between Dorfinco Corporation and Preferred Equities Corporation to December 31, 2001.

    10.218     Master Lease Agreement and Guaranty of Lease among Jozac Business
               Center, LLC, Landlord; Preferred Equities Corporation, Tenants;
               and Mego Financial Corporation, Guarantor, for 4310 Paradise
               Road, Las Vegas, NV dated October 2, 2000.

    10.219     Master Lease Agreement and Guaranty of Lease among Jozac Business
               Center, LLC, Landlord; Preferred Equities Corporation, Tenants;
               and Mego Financial Corporation, Guarantor, for 1500 Tropicana,
               Las, Vegas, NV dated November 9, 2000.

    10.220 Eleventh Amendment to Assignment and Assumption Agreement by and between RER Corp., COMAY Corp., Growth Realty Inc. and H&H
               Financial, Inc. and Mego Financial Corp. dated November 15, 2000.

    21.1(19)   List of subsidiaries.

    27.1       Financial Data Schedule (for SEC use only).

------------------

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

(24) Filed as part of the Company's Form 10K for the fiscal year ended August 31, 1999 and incorporated herein by reference.

(25) Filed as part of the Company's Form 10-Q for quarter ended November 30, 1999 and incorporated herein by reference.

(26) Filed as part of the Company's Form 10-Q for the quarter ended February 29, 2000 and incorporated herein by reference

(27) Filed as part of the Company's Form 10-Q for the quarter ended May 31, 2000 and incorporated herein by reference.

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

                                             MEGO FINANCIAL CORP.



Date: November 27, 2000                      By: /S/ JEROME J. COHEN
      -----------------                         --------------------------------
                                                 Jerome J. Cohen, President




        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date(s) indicated.

                  SIGNATURE                                      TITLE                              DATE
                  ---------                                      -----                              ----
/S/ ROBERT NEDERLANDER                          Chairman of the Board, Chief Executive            November 27, 2000
-------------------------------------           Officer and Director
Robert Nederlander


/S/ JEROME J. COHEN                             President and Director                            November 27, 2000
-------------------------------------
Jerome J. Cohen


/S/ HERBERT B. HIRSCH                           Senior Vice President, Chief Financial            November 27, 2000
-------------------------------------           Officer, Treasurer and Director
Herbert B. Hirsch


/S/ EUGENE I. SCHUSTER                          Vice President and Director                       November 27, 2000
-------------------------------------
Eugene I. Schuster


/S/ CHARLES G. BALTUSKONIS                      Senior Vice President and                         November 27, 2000
-------------------------------------           Chief Accounting Officer
Charles G. Baltuskonis


/S/ WILBUR L. ROSS, JR.                         Director                                          November 27, 2000
-------------------------------------
Wilbur L. Ross, Jr.


/S/ JOHN E. MCCONNAUGHY, JR.                    Director                                          November 27, 2000
-------------------------------------
John E. McConnaughy, Jr.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 Page No.
                                                                                 --------
Independent Auditors' Report ..............................................         F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets at August 31, 2000 and 1999 ................         F-3

   Consolidated Income Statements -- Years Ended

       August 31, 2000, 1999 and 1998 .....................................         F-4

   Consolidated Statements of Stockholders' Equity -- Years Ended
       August 31, 2000, 1999 and 1998 .....................................         F-5

   Consolidated Statements of Cash Flows -- Years Ended

       August 31, 2000, 1999 and 1998 .....................................         F-6

Notes to Consolidated Financial Statements ................................         F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Mego Financial Corp. and Subsidiaries
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheets of Mego Financial Corp. and its subsidiaries (the Company) as of August 31, 2000 and 1999, and the related consolidated income statements, statements of stockholders' equity, and statements of cash flows for each of the three years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mego Financial Corp. and its subsidiaries at August 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

San Diego, California
November 22, 2000

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (thousands of dollars, except per share amounts)


                                                                                                  AUGUST 31,
                                                                                             ----------------------
                                                                                               2000          1999
                                                                                             --------      --------
ASSETS
Cash and cash equivalents                                                                    $  1,069      $  1,821
Restricted cash                                                                                 1,255         1,676
Notes receivable, net of allowance for cancellations and discounts of
     $13,234 and $14,340 at August 31, 2000 and 1999, respectively                             83,156        69,300
Interest only receivables, at fair value                                                        2,701         2,566
Timeshare interests held for sale                                                              23,307        29,529
Land and improvements inventory                                                                 4,113         6,649
Other investments                                                                               4,492         5,111
Property and equipment, net of accumulated depreciation of
     $17,632 and $16,252 at August 31, 2000 and 1999, respectively                             23,167        23,560
Deferred selling costs                                                                          5,231         4,285
Prepaid debt expenses                                                                           2,060         1,757
Other assets                                                                                   18,041        12,707
                                                                                             --------      --------
               TOTAL ASSETS                                                                  $168,592      $158,961
                                                                                             ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

     Notes and contracts payable                                                             $109,131      $104,555
     Accounts payable and accrued liabilities                                                  19,544        18,141
     Reserve for notes receivable sold with recourse                                            4,033         4,162
     Deposits                                                                                   2,841         2,287
     Accrued income taxes                                                                       2,975         3,505
                                                                                             --------      --------
               Total liabilities before subordinated debt                                     138,524       132,650
                                                                                             --------      --------
Subordinated debt                                                                               4,286         4,478

Stockholders' equity:
     Preferred stock, $.01 par value (authorized--5,000,000 shares, none outstanding)              --            --
     Common stock, $.01 par value (authorized--50,000,000 shares;  3,500,557 shares
         issued and outstanding at August 31, 2000 and 1999)                                       35            35
     Additional paid-in capital                                                                13,068        13,068
     Retained earnings                                                                         12,679         8,730
                                                                                             --------      --------
               Total stockholders' equity                                                      25,782        21,833
                                                                                             --------      --------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $168,592      $158,961
                                                                                             ========      ========

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                (thousands of dollars, except per share amounts)

                                                                         FOR THE YEARS ENDED AUGUST 31,
                                                                -----------------------------------------------
                                                                   2000              1999              1998
                                                                -----------       -----------       -----------
REVENUES
     Timeshare interest sales, net                              $    49,062       $    41,262       $    37,713
     Land sales, net                                                 19,624            15,979            13,812
     Gain on sale of notes receivable                                   635                --               656
     Gain on sale of investments and other assets                     1,857               513                --
     Interest income                                                 12,430             9,310             7,161
     Financial income                                                 1,153             1,184             3,304
     Incidental operations                                            2,033             2,597             2,831
     Other                                                            3,701             3,657             3,113
                                                                -----------       -----------       -----------
         Total revenues                                              90,495            74,502            68,590
                                                                -----------       -----------       -----------
COSTS AND EXPENSES
     Direct cost of:
         Timeshare interest sales                                    10,518             8,527             7,375
         Land sales                                                   3,050             2,709             1,770
     Incidental operations                                            1,698             2,274             2,644
     Marketing and sales                                             39,769            35,291            34,167
     Depreciation                                                     1,827             1,878             2,245
     Interest expense                                                12,468             9,270             7,850
     General and administrative                                      17,746            14,333            17,736
                                                                -----------       -----------       -----------
         Total costs and expenses of continuing operations           87,076            74,282            73,787
                                                                -----------       -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES                                     3,419               220            (5,197)

INCOME TAXES (BENEFIT)                                                 (530)             (830)           (1,968)
                                                                -----------       -----------       -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                    $     3,949       $     1,050       $    (3,229)
                                                                ===========       ===========       ===========

INCOME (LOSS) PER COMMON SHARE
     Basic:
         Net income (loss) applicable to common stock           $      1.13       $      0.30       $     (0.92)
                                                                ===========       ===========       ===========
         Weighted-average number of common shares and
            common share equivalents outstanding                  3,500,557         3,500,557         3,500,557
                                                                ===========       ===========       ===========
     Diluted:
         Net income(loss) applicable to common stock            $      1.13       $      0.30       $     (0.92)
                                                                ===========       ===========       ===========
         Weighted-average number of common shares and
            common share equivalents outstanding                  3,500,557         3,500,557         3,500,557
                                                                ===========       ===========       ===========

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           (thousands of dollars, except share and per share amounts)



                                              COMMON STOCK
                                             $.01 PAR VALUE            ADDITIONAL
                                          ------------------------       PAID-IN        RETAINED
                                           SHARES         AMOUNT         CAPITAL        EARNINGS          TOTAL
                                          ---------      ---------      ---------       ---------       ---------
Balances at September 1, 1997             3,500,557      $      35      $  34,699       $  38,503       $  73,237

Distribution of MMC common stock in
  connection with spin-off and
  adjustments of receivable from MMC                                      (21,735)        (27,594)        (49,329)


Net loss fiscal 1998                                                                       (3,229)         (3,229)
                                          ---------      ---------      ---------       ---------       ---------
Balances at August 31, 1998               3,500,557             35         12,964           7,680          20,679

Warrants issued                                                               104                             104

Net income fiscal 1999                                                                      1,050           1,050
                                          ---------      ---------      ---------       ---------       ---------
Balances at August 31, 1999               3,500,557             35         13,068           8,730          21,833

Net income fiscal 2000
                                                                                            3,949           3,949
                                          ---------      ---------      ---------       ---------       ---------
Balances at August 31, 2000               3,500,557      $      35      $  13,068       $  12,679       $  25,782
                                          =========      =========      =========       =========       =========

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                                       FOR THE YEARS ENDED AUGUST 31,
                                                                                  --------------------------------------
                                                                                    2000           1999           1998
                                                                                  --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                             $  3,949       $  1,050       $ (3,229)
                                                                                  --------       --------       --------
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Charges to allowance for cancellations                                        (8,643)        (5,987)        (5,984)
      Provision for cancellations                                                    7,354          5,626          4,827
      Gain on sale of notes receivable                                                (635)            --           (656)
      Gain on sale of other investments                                             (1,857)          (513)            --
      Provision for uncollectible owner's association advances                         200             --           (403)
      Cost of sales                                                                 13,568         11,236          9,145
      Depreciation                                                                   1,827          1,979          2,245
      Amortization of negative goodwill                                                 --             --            (53)
      Additions to interest only receivables                                          (660)            --           (523)
      Amortization of interest only receivables                                        525            801            452
      Repayments on notes receivable                                                50,733         42,962         36,669
      Additions to notes receivable                                                (82,388)       (64,112)       (57,789)
      Proceeds from sales of notes receivable                                       19,594             --          9,418
      Purchase of land and timeshare interests                                      (4,810)        (3,651)       (15,614)
      Changes in operating assets and liabilities:
        Decrease in restricted cash                                                    421             18            355
        Increase in other assets                                                    (5,179)        (5,557)        (1,103)
        Increase in deferred selling costs                                            (946)          (566)          (566)
        Increase (decrease) in accounts payable and accrued liabilities              1,403           (632)         1,896
        Increase (decrease) in deposits                                                554         (2,590)         1,894
        Decrease in accrued income taxes                                              (530)          (963)        (1,767)
                                                                                  --------       --------       --------
        Total adjustments                                                           (9,469)       (21,949)       (17,557)
                                                                                  --------       --------       --------
          Net cash used in operating activities                                     (5,520)       (20,899)       (20,786)
                                                                                  --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                              (2,230)        (1,589)        (2,334)
    Proceeds from sale of property and equipment                                     1,617             --            359
    Proceeds from the sale of other investments                                      1,031            747             --
    Additions to other investments                                                     (34)          (950)        (2,246)
                                                                                  --------       --------       --------
             Net cash provided by (used in) investing activities                       384         (1,792)        (4,221)
                                                                                  --------       --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                      $ 64,363       $ 59,047       $ 51,311
    Reduction of debt                                                              (59,787)       (36,478)       (34,894)
    Payments on subordinated debt                                                     (192)          (465)          (640)
    Increase in subordinated debt                                                       --            595            667
                                                                                  --------       --------       --------
          Net cash provided by financing activities                                  4,384         22,699         16,444
                                                                                  --------       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (752)             8         (8,563)

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR                                          1,821          1,813         10,376
                                                                                  --------       --------       --------
CASH AND CASH EQUIVALENTS-END OF YEAR                                             $  1,069       $  1,821       $  1,813
                                                                                  ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for interest net of amounts capitalized             $ 12,339       $  9,000       $  7,595
                                                                                  ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
    Issuance of warrants                                                          $     --       $    104       $     --
                                                                                  ========       ========       ========

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998)

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

        In 1992, Mego Financial organized a subsidiary, Mego Mortgage Corporation (MMC), which was a specialized consumer finance company that originated, purchased, sold, securitized and serviced consumer loans consisting primarily of conventional uninsured home improvement and debt consolidation loans. After an initial public offering (the IPO) of MMC common stock in November 1996, Mego Financial held 81.3% of the outstanding stock of MMC. On September 2, 1997, Mego Financial distributed all of its remaining 10,000,000 shares of MMC's common stock to Mego Financial's shareholders in a tax-free spin-off (the Spin-off). In April 1998, an agreement was made to adjust the balance due on a $10,100,000 receivable at August 31, 1997 by a reduction of the income tax portion in the amount of $5,283,000 previously deemed owed by MMC to the Company under a Tax Allocation and Indemnity Agreement dated November 19, 1996 (Tax Agreement) since that amount was no longer payable under that agreement. As of April 1998, MMC owed the Company approximately $6,153,000, including the $5,283,000 due under the Tax Agreement at August 31, 1997. An agreement was subsequently made to settle the remaining $870,000 balance due the Company by MMC. In consideration of this settlement, MMC paid the entire amount of $1,574,000, which was separately owed to PEC, in June 1998. Following this transaction, MMC had no outstanding indebtedness to the Company. The net effect of the Spin-off resulted in the Company recording a distribution in the amount of $49,329,000 for financial statement purposes in fiscal 1998.

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

        The right to purchase shares from PEC was obtained by Mego Financial pursuant to the Assignment, which assigned to Mego Financial the right to purchase shares from PEC pursuant to the Stock Purchase and Redemption Agreement, dated October 6, 1987, between PEC and the Assignors, as amended on October 25, 1987. Consideration for the Assignment consisted of promissory notes (Purchase Notes) from Mego Financial to the Assignors in the aggregate amount of $2,000,000 and additional payments to the Assignors as described below. The Purchase Notes were paid in full prior to August 31, 1988. After the payment of the Purchase Notes, the Assignors were entitled to receive from Mego Financial on a quarterly basis, as determined as of the end of each quarter, additional payments equal in the aggregate to 63% of PEC's consolidated unrestricted cash balances, for a period ended on January 31,

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998


1995. The additional payments were collateralized by a pledge of PEC stock to the Assignors. See Note 10 for further discussion.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation and Basis of Presentation--The accompanying Consolidated Financial Statements include the accounts of Mego Financial and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 1.

        Parent Company Only Basis--At August 31, 2000 and 1999, Mego Financial, on a "parent company only" basis, reflected total assets of $34,398,000 and $30,467,000, respectively, which were comprised principally of its equity investment in subsidiaries of $32,962,000 and $29,127,000, respectively, and liabilities of $4,187,000 and $4,156,000, respectively, excluding subordinated debt. At August 31, 2000 and 1999, liabilities were comprised principally of accrued income taxes of $2,975,000 and $3,505,000, respectively, excluding subordinated debt. At August 31, 2000 and 1999, subordinated debt of $4,286,000 and $4,478,000, respectively, was outstanding. See Notes 1, 10 and 17.

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998

market value.

        Property and Equipment--Property and equipment is stated at cost and is depreciated over its estimated useful life (generally 3 - 40 years) using the straight-line method. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are recorded as expense.

        Utility Accounting Policies--The Company, through a wholly-owned subsidiary, provides water and sewer services to customers in the Pahrump valley of Nevada. This subsidiary is subject to regulation by the Public Utilities Commission of Nevada and the Company's accounting policies conform to generally accepted accounting principles as applied in the case of regulated public utilities in accordance with the accounting requirements of the regulatory authority having jurisdiction. Contributions in aid of construction (CIAC) received by the Company from its customers are included as a separate liability and amortized over the period of 9 - 25 years, which represents the estimated remaining useful life of the corresponding improvements. Amortization of CIAC reduces depreciation expense. CIAC is included in Accounts Payable and Accrued Liabilities on the Balance Sheet in the amounts of $9,173,000 and $8,495,000 at August 31, 2000 and 1999, respectively.

        Reserve for Notes Receivable Sold with Recourse--Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company. The reserve for notes receivable sold with recourse represents the Company's estimate of the fair value of future credit losses to be incurred over the lives of the notes receivable. Proceeds from the sale of notes receivable sold with recourse were $19,594,000, $0 and $9,418,000 for the years ended August 31, 2000, 1999 and 1998, respectively. A liability for reserve for notes receivable sold with recourse is established at the time of each sale based upon the Company's estimate of the future fair value of the recourse obligation under each agreement of sale and is reviewed on a quarterly basis. At August 31, 2000 and 1999, the outstanding balance of notes receivable sold with recourse was $59,600,000 and $53,000,000, respectively.

        Income Taxes--The Company utilizes the provisions of SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the Company to adhere to an asset/liability approach for financial accounting and reporting for income taxes. Income tax expense is provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the bases of the balance sheet for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when they are recovered or settled. See Note 11.

        Revenue and Profit Recognition--Timeshare Interests and Land Sales--Sales of timeshare interests and land are recognized and included in revenues after certain "down payment" and other "continuing investment" criteria are met. Land sale revenues are recognized using the deposit method in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The agreement for sale generally provides for a down payment and a note secured by a deed of trust or mortgage payable to the Company in monthly installments, including interest, over a period of up to 12 years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for land sales. Land sales usually meet these requirements within eight to ten months from closing, and sales of timeshare interests usually meet these requirements at the time of sale. The sales price, less a provision for cancellation, is recorded as revenue and the allocated cost related to such net revenue of the timeshare interest or land is recorded as expense in the year that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

        All payments received prior to the recognition of the sale as revenue are accounted for as deposits. Selling costs directly attributable to unrecognized sales are accounted for as deferred selling costs until the sale is recognized.

        For land sales made at a location other than at the property, the purchaser may cancel the contract within a specified inspection period, usually five months from the date of purchase, provided that the purchaser is not in default under the terms of the contract. At August 31, 2000, $1,445,000 of recognized sales remain subject to such

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998


cancellation. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, all payments are generally retained by the Company.

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

        The present values of expected net cash flows from the sale of notes receivable are recorded at the time of sale as interest only receivables. Interest only receivables are amortized as a charge to income, as payments are received on the retained interest differential over the estimated life of the underlying notes receivable. Interest only receivables are recorded at estimated fair value. Reserve for notes receivable sold with recourse represents the Company's estimate of losses to be incurred in connection with the recourse provisions of the sales agreements and is shown separately as a liability in the Company's Balance Sheet.

        In discounting cash flows related to notes receivable sales, the Company defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate of 15% in each of fiscal years 2000, 1999 and 1998. The Company has developed its assumptions based on experience with its own portfolio, available market data and consultation with its financial advisors.

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

        Timeshare Owners' Associations--The Company incurs a portion of operating expenses of the timeshare Owners' Associations based on ownership of the unsold timeshare interests at each of the respective timeshare properties. These costs are referred to as Association Assessments and are included in the Income Statement in General and Administrative Expenses. Management fees and costs received from the Associations are included in Revenues under the caption of Other.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998


See Note 16.

        Income (Loss) Per Common Share--Basic income (loss) per common share is based on the net income (loss) applicable to common stock for each period divided by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income applicable to common stock by the weighted-average number of common shares plus common share equivalents. In loss periods, or periods whereby the option and warrants' exercise price exceeds the average market price, anti-dilutive common share equivalents are excluded.

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

        At August 31, 2000, options to purchase 51,652 shares of common stock at $6.00 per share were outstanding and warrants to purchase 83,333 shares of common stock at $6.00 per share were outstanding. The options and warrants were not included in the computation of diluted EPS because the options' and warrants' exercise price was greater than the average market price of the common shares. The options, which expire on September 2, 2002 through September 22, 2008, and the warrants, which expire on January 1, 2004, were still outstanding at August 31, 2000.

        Interest Rate Swap--In August 2000, the Company entered into a $25 million, 5-year, interest rate swap transaction with a financial institution to hedge potential exposure to its variable rate notes' payable portfolio. The interest rate swap is considered and is documented as a highly effective cash flow hedge. Therefore, beginning September 1, 2000, the unrealized gain or loss mark to market will be recorded into a separate Stockholders' Equity caption titled "Other Comprehensive Income". The unrealized depreciation as of August 31, 2000 was $255,000. The adoption of SFAS 133 (defined below) is not expected to have any additional effects on the Company's financial statements.

        Evaluation of Long-Lived Assets--Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of" required that impairment losses be recognized when the carrying value of an asset will not be recognizable based on future cash flows. The Company's policy is to evaluate, at each balance sheet date, the appropriateness of the carrying values of the unamortized balances of long-lived assets. If such evaluation were to indicate a material impairment of these assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value.

        Segment Information--In accordance with SFAS No. 131, the Company considers its business to consist of one reportable operating segment. The Company does not allocate revenues and expenses, or assets and liabilities, in a segmented format for internal use or decision-making processes.

        Recently Issued/Effective Accounting Standards--In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137, issued in June 1999. SFAS 133 established standards for accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133, with the exception of the Interest Rate Swap transaction. Therefore, the Company is unable to disclose the impact that adopting SFAS 133, as amended, will have on its financial position and results of operations.

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). SFAS 140 replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 31, 2000. Management does not believe that the adoption of SFAS 140 will have a material effect on the financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998


        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has adopted SAB 101 during fiscal year 2000 and the adoption has not had a material effect on the financial statements.

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

3.      NOTES RECEIVABLE

        Notes receivable consist of the following (thousands of dollars):

                                                AUGUST 31,
                                        -----------------------
                                            2000           1999
                                        --------       --------
Related to timeshare sales              $ 71,306       $ 52,174
Related to land sales                     25,084         31,466
                                        --------       --------
              Total                       96,390         83,640
                                        --------       --------

Less:  Allowance for cancellations       (12,827)       (13,987)
             Discounts                      (407)          (353)
                                        --------       --------
                                         (13,234)       (14,340)
                                        --------       --------
                   Total                $ 83,156       $ 69,300
                                        ========       ========

        The Company provides financing to the purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust or mortgages. These notes receivable are generally payable over a period of up to 12 years, bear interest at rates generally ranging from 12.5% to 15.5% and require equal monthly installments of principal and interest.

        The Company has entered into financing arrangements with certain purchasers of timeshare interests and land whereby a 5% interest rate is charged if the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. Notes receivable of $6,421,000 and $5,953,000 at August 31, 2000 and 1999, respectively, made under this arrangement are included in the table above. A discount is established to provide for an effective interest rate (currently 10%) on notes receivable bearing no stated interest rate at the time of sale, and is applied to the principal balance and amortized over the terms of the notes receivable. The effective interest rate is based upon the economic interest rate environment and similar industry data.

        The Company is obligated under certain agreements for the sale of notes receivable and certain loan agreements to maintain various minimum tangible net worth requirements. The most restrictive of these agreements requires PEC to maintain a minimum tangible net worth of $25,000,000. PEC's tangible net worth at August 31, 2000 was $30,902,000.

        At August 31, 2000 and 1999, receivables aggregating $88,641,000 and $77,582,000, respectively, were pledged to lenders to collateralize certain of the Company's indebtedness. Receivables which qualify for the lenders' criteria may be pledged as collateral whether or not such receivables have been recognized for accounting purposes. See Note 9.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998


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

                                                             FOR THE YEARS ENDED AUGUST 31,
                                                         --------------------------------------
                                                           2000           1999           1998
                                                         --------       --------       --------
Balance at beginning of year                             $ 18,149       $ 18,488       $ 19,527
Provision for cancellations                                 7,354          5,626          4,827
Amounts charged to allowance for cancellations and
    reserve for notes receivable sold with recourse        (8,643)        (5,965)        (5,866)
                                                         --------       --------       --------
Balance at end of year                                   $ 16,860       $ 18,149       $ 18,488
                                                         ========       ========       ========

Allowance for cancellations                              $ 12,827       $ 13,987       $ 11,868
Reserve for notes receivable sold with recourse             4,033          4,162          6,620
                                                         --------       --------       --------
          Total                                          $ 16,860       $ 18,149       $ 18,488
                                                         ========       ========       ========


        Number of Notes Receivable Accounts Serviced--The number of notes receivable accounts serviced at August 31, 2000 and 1999, was 19,296 and 17,359, including 5,852 and 5,581, respectively, serviced for others. At August 31, 2000 and 1999, the amount of notes receivable with payment delinquencies of 90 days or more was $9,925,000 and $9,743,000, including $0 and $38,000, respectively, serviced for others.

        Notes Receivable Serviced and Originated--At August 31, 2000 and 1999, notes receivable serviced were $153,000,000 and $132,240,000, including $39,671,000 and $33,679,000, respectively, serviced for others. Notes receivable originated were $82,388,000 and $64,112,000 for the years ended August 31, 2000 and 1999, respectively. 4. INTEREST ONLY RECEIVABLES Activity in interest only receivables is as follows (thousands of dollars):

                                       FOR THE YEARS ENDED AUGUST 31,
                                       -----------------------------
                                         2000                1999
                                       --------             --------
Balance at beginning of year            $ 2,566             $ 3,367
Additions                                   660                  --
Amortization                               (525)               (801)
                                        -------             -------
Balance at end of year                  $ 2,701             $ 2,566
                                        =======             =======

        As of August 31, 2000 and 1999, respectively, interest only receivables consisted of excess cash flows on sold loans totaling $59,588,000 and $53,797,000, yielding weighted-average interest rates of 12.6% and 12.5%, net of normal servicing fees and had weighted-average pass-through yields to the investor of 9.2% for both years. These loans were sold under recourse provisions as described in Note 2.

5.      INVENTORIES

        Timeshare interests held for sale consist of the following (thousands of dollars):

                                                                                          AUGUST 31,
                                                                                    --------------------
                                                                                     2000         1999
                                                                                    -------      -------
Timeshare interests (including capitalized interest of $100 and $507 in fiscal
     2000 and 1999, respectively)                                                   $18,755      $16,874
Timeshare interests not registered (including capitalized interest of $130
    and $1,228 in fiscal 2000 and 1999, respectively)                                 4,552       12,655
                                                                                    -------      -------
                                                                                    $23,307      $29,529
                                                                                    =======      =======

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998


        At August 31, 2000 and 1999, 9,423 and 9,146 timeshare interests, respectively, were available for sale. 918 additional timeshare interests became available in November 2000. Timeshare units amounting to 14 and 62, representing 714 and 3,876 timeshare interests, at August 31, 2000 and 1999, respectively, were awaiting registration.

6.      OTHER INVESTMENTS

        Other investments in the following locations, at lower of cost or market, consist of the following (thousands of dollars):

                                        AUGUST 31,
                                   ------------------
                                     2000        1999
                                   ------      ------
Water rights:
    Huerfano County, Colorado      $  548      $  543
    Nye County, Nevada                417         413
Land:
    Nye County, Nevada              1,108       1,435
    Biloxi, Mississippi             2,080       2,380
Other                                 339         340
                                   ------      ------
              Total                $4,492      $5,111
                                   ======      ======

7.      PROPERTY AND EQUIPMENT

        Property and equipment and related accumulated depreciation, consist of the following (thousands of dollars):

                                                 AUGUST 31,
                                           -----------------------
                                               2000           1999
                                           --------       --------
Water and sewer systems                    $ 19,391       $ 18,438
Furniture and equipment                       6,745          5,915
Buildings                                     9,737          9,868
Vehicles                                      3,051          2,840
Recreational facilities and equipment            --          1,050
Land                                          1,342          1,344
Leasehold improvements                          533            357
                                           --------       --------
                                             40,799         39,812
Less:  Accumulated depreciation             (17,632)       (16,252)
                                           --------       --------
              Total                        $ 23,167       $ 23,560
                                           ========       ========

        Leases--The Company leases certain real estate for sales offices. The Company also leases its Hawaii real estate for timeshare usage. Rental expense for fiscal 2000, 1999 and 1998 was $2,327,000, $2,112,000, and $2,035,000,
respectively. Future minimum rental payments under operating leases are set forth below (thousands of dollars):

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998


FOR THE YEARS ENDING AUGUST 31,
-------------------------------
             2001                                       $ 2,073
             2002                                         1,269
             2003                                           273
             2004                                           248
             2005                                           199
             Thereafter                                     875
                                                        --------
                    Total                               $ 4,937
                                                        ========


8.      OTHER ASSETS

        Other assets consist of the following (thousands of dollars):

                                                                    AUGUST 31,
                                                              --------------------
                                                                 2000         1999
                                                              -------      -------
Trust deed's clearing account                                 $ 4,450      $ 1,851
Sold receivables' reserves                                      2,922        2,198
Owners' association receivables                                 2,314        1,398
Prepaid expenses                                                1,527          901
Cash surrender value of split-dollar life insurance plan        1,411        1,330
Interest receivable                                             1,059          838
Deposits and impounds                                             973          696
Inventories                                                       861          415
Ramada license                                                    466          567
White Sands HOA maintenance fees receivable                       424          448
Other                                                           1,634        2,065
                                                              -------      -------
              Total                                           $18,041      $12,707
                                                              =======      =======

9.      NOTES AND CONTRACTS PAYABLE

        The Company's debt consists of the following (thousands of dollars):

                                                                                             AUGUST 31,
                                                                                       ----------------------
                                                                                         2000          1999
                                                                                       --------      --------
BORROWINGS UNDER LINES OF CREDIT
Notes collateralized by receivables
        Borrowings bearing interest at prime plus 2%                                   $ 80,593      $ 67,457
Mortgages collateralized by real estate properties(1)
        Mortgages collateralized by the respective underlying assets with various repayment terms and variable rates
        of prime plus 2% to 3% and 90-day LIBOR plus 4.25%                               26,619        34,114
                                                                                       --------      --------
           Subtotal                                                                     107,212       101,571

OTHER
Other mortgages collateralized by the respective underlying assets with various repayment terms and fixed interest rates of 8% and variable
     rates of prime plus 2% in 2000 and 2% to 3% in 1999                                    788         1,732
Installment contracts and other notes payable                                             1,131         1,252
                                                                                       --------      --------
           Total                                                                       $109,131      $104,555
                                                                                       ========      ========

        The prime rate of interest was 9.50% and the 90-day LIBOR was 6.68% at August 31, 2000.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998

In the preceding table, mortgages collateralized by real estate properties consists of the follows:

                                            AUGUST 31,
                                       --------------------
                                          2000         1999
                                       -------      -------
Acquisition and development loans      $22,074      $24,930
Working capital loans                    4,545        9,184
                                       -------      -------
                                       $26,619      $34,114
                                       =======      =======


        Lines of Credit--At August 31, 2000, PEC had arrangements with institutional lenders for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for lines of credit of up to an aggregate of $133.5 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At August 31, 2000, an aggregate of $107.2 million was outstanding under such lines of credit, and $26.3 million was available for borrowing. Under the terms of these lines of credit, PEC may borrow 65% to 90% of the balances of the pledged timeshare and land receivables. PEC is required to comply with certain covenants under these agreements, which, among other things, require PEC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that PEC maintain a minimum tangible net worth of $25 million. At August 31, 2000, PEC exceeded this net worth requirement by $5.9 million. Summarized lines of credit information and accompanying notes relating to these lines of credit outstanding at August 31, 2000, consist of the following (thousands of dollars):

   OUTSTANDING
    BORROWING          MAXIMUM             (a)
    BALANCE AT        BORROWING         REVOLVING
 AUGUST 31, 2000       AMOUNTS       EXPIRATION DATE       MATURITY DATE       INTEREST RATE
-------------------  -------------  -------------------    ---------------  --------------------
     $  64,757          $  75,000    (b) April 30, 2001        Various         Prime + 2.0 - 2.25%
     ----------         ---------

        15,733             15,000    (c) December 1, 2002      Various         Prime + 2.0 %
         4,960             11,500    (d) December 31, 2001     Various         Prime + 2.0 - 3.00%
     ----------         ---------
        20,693             26,500         Considered one borrowing line for the maximum amount.
     ----------         ---------

        19,790             30,000    (e) June 30, 2001         Various         Libor + 4.0 - 4.25%
         1,972              1,972    (f)                      July 30, 2003   Prime + 2.25%
     ----------         ---------
     $ 107,212          $ 133,472
     ==========         =========

(a) When the revolver expires as shown, the loans convert to term loans with maturities as stated. In addition, management expects to extend the lines on similar terms.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million. Other restrictions, commencing with the fiscal quarter ended November 30, 1999, include: PEC's requirement to maintain costs and expenses for marketing and sales and general and administrative expenses relating to net processed sales for each fiscal quarter; PEC's requirement to maintain a minimum net processed sales requirement for each fiscal quarter; and PEC's requirement not to exceed a ratio of 4:1 of consolidated total liabilities to consolidated tangible net worth. At August 31, 2000, $52.2 million of loans secured by receivables were outstanding related to financings at prime plus 2%, of which $29.5 million of loans secured by land receivables mature May 15, 2010 and $22.7 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes $6.4 million in mortgage financing maturing October 1, 2005 for the corporate office buildings, which amount was paid in full in November 2000, and a real estate loan with an outstanding balance of $1.2 million maturing December 31, 2000, all bearing interest at prime plus 2.25%. The remaining Acquisition and Development (A&D) loans, receivables loans and a resort lobby loan outstanding of $5.0 million are at prime plus 2% and mature at various dates through February 18, 2001.

        In December 1998, Finova Capital Corporation (FINOVA), PEC and Mego Financial entered into an Agreement under which FINOVA agreed to make a loan in the amount of $5,662,000 to PEC with an original maturity date of June 30, 1999, which date has been extended to December 31, 2000. Mego Financial guaranteed the loan and

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998

        issued warrants (outstanding as of August 31, 2000) to FINOVA to purchase a total of 83,333 shares of common stock of Mego Financial at an exercise price of $6.00 per share, exercisable within a five-year period commencing January 1, 1999. The balance outstanding under this Agreement, which is included in the $64.8 million balance in the preceding table, was $1.2 million as of August 31, 2000.

        The fair market value of the warrants was estimated at $104,000 and is being amortized over the term of the Agreement.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million during the life of the loan. These credit lines include available financing for A&D and receivables. At August 31, 2000, $6.3 million was outstanding under the A&D loan, which matures on June 30, 2004, and $9.4 million was outstanding under the receivables loan, which matures on May 31, 2004.

(d) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $15 million. This credit line consists of receivable financing with a maturity date of May 31, 2004, under which $1.6 million was outstanding at August 31, 2000, and a real estate loan of $3.3 million with a maturity date of December 31, 2001.

(e) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17 million during the life of the loan. These credit lines include available financings for A&D and receivables. At August 31, 2000, $2.4 million was outstanding under the A&D loans which have a maturity date of June 30, 2001 and bear interest at the 90-day London Interbank Offering Rate (LIBOR) plus 4.25%. The available receivable financings, of which $17.4 million was outstanding at August 31, 2000, are at 90-day LIBOR plus 4% and have a maturity date of June 5, 2005.

(f) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million.



        Maturities--Scheduled maturities of the Company's notes and contracts payable are as follows (thousands of dollars):

 YEARS ENDING AUGUST 31,
 -----------------------
 2001..............................................    $    17,958
 2002..............................................          2,633
 2003..............................................          5,937
 2004..............................................         12,382
 2005..............................................         17,388
 Thereafter........................................         52,833
                                                       -----------
                                                       $   109,131
                                                       ===========


10.     SUBORDINATED DEBT

        On March 2, 1995, Mego Financial entered into the Amendment whereby the Assignors agreed to defer payment of $10,000,000 of the amount payable to Assignors and to subordinate such amount, constituting Subordinated Debt, in right of payment to debt for money borrowed by Mego Financial or obligations of subsidiaries guaranteed by Mego Financial. Warrants for 166,666 shares of Mego Financial common stock, at an exercise price of $25.50 per share (the closing market price per share on March 2, 1995) were granted to the Assignors in consideration of the payment deferral and subordination. The Warrants were exercised in August 1997 in a non-cash transaction whereby the Subordinated Debt was reduced by $4,250,000. The Amendment calls for interest to be paid semi-annually at the rate of 10% per annum starting September 1, 1995, and semi-annual payments of $1,429,000 plus interest, which commenced March 1, 1997. In connection with the exercise of Warrants, payments aggregating $4,250,000 were deemed paid and the semiannual payments were scheduled to resume in March 1999 (subsequently deferred until February 1, 2000) with a partial payment in September 1998. The final $4.29 million was scheduled to be paid in 3 equal installments on March 1, 1999, September 1, 1999 and March 1, 2000. In accordance with the Eleventh Amendment to Assignment and Assumption Agreement, the principal payments totaling $4.29 million have been deferred until March 1, 2001. Interest of $429,000 on Subordinated Debt was paid during each fiscal year 2000 and 1999. The

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998


Subordinated Debt is collateralized by a pledge of PEC's outstanding stock. See Notes 1 and 16. The following table represents Subordinated Debt activity (thousands of dollars):

                               FOR THE YEARS ENDED AUGUST 31,
                               ------------------------------
                                   2000               1999
                               -----------         ----------
Balance at beginning of year      $ 4,478           $ 4,348
Accreted interest                     237               595
Less: Interest payments              (429)             (429)
      Principal paydowns               --               (36)
                                  -------           -------
Balance at end of year            $ 4,286           $ 4,478
                                  =======           =======



11.     INCOME TAXES

        Mego Financial files a consolidated federal income tax return with its subsidiaries for its tax year, which ends the last day of February.

        The income tax benefits of $530,000, $830,000 and $1,968,000, respectively, in fiscal 2000, 1999 and 1998 are primarily a result of the use of net operating loss (NOL) carryforwards which were previously fully reserved and currently are used to offset income on a consolidated basis. In addition, due to changes in facts and circumstances, certain income tax liability reserves recorded in prior periods were reversed, resulting in a deferred tax liability.

        Deferred income taxes shown in Balance Sheets as Accrued Income Taxes, reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) temporary differences between the timing of revenue recognition for book purposes and for income tax purposes, and
(c) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax, shown on Balance Sheets as Accrued Income Taxes, as of August 31, 2000 and 1999 are as follows (thousands of dollars):

                                                                         AUGUST 31,
                                                                    --------------------
                                                                     2000         1999
                                                                    -------      -------
Deferred tax liabilities
      Timing of revenue recognition                                 $21,612      $14,368
Deferred tax assets:
      Difference between book and tax carrying value of assets      $18,637       10,569
      Other                                                              --          294
                                                                    -------      -------
                                                                    $18,637       10,863
                                                                    -------      -------
                Net deferred income tax                             $ 2,975      $ 3,505
                                                                    =======      =======



        The provision for income taxes as reported is different from the tax provision computed by applying the statutory federal rate of 34%. The differences are as follows (thousands of dollars):

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998



                                                              FOR THE YEARS ENDED AUGUST 31,
                                                           -----------------------------------
                                                            2000          1999          1998
                                                           -------       -------       -------
Income (loss) from continuing operations before
      income taxes                                         $ 3,419       $   220       $(5,197)
                                                           =======       =======       =======

Tax at the statutory federal rate                          $ 1,162       $    75       $(1,767)
Decrease in income taxes resulting from
      application of NOL carryforwards and changes in
      certain income tax liability reserves                 (1,692)         (905)         (201)
                                                           -------       -------       -------
      Total                                                $  (530)      $  (830)      $(1,968)
                                                           =======       =======       =======


12.     STOCKHOLDERS' EQUITY

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

        The following table sets forth shares reserved and options exercised, granted and forfeited for the following periods:

                                                                        EXERCISE
                                                 NUMBER OF              PRICE PER
                          RESERVE SHARES          OPTIONS                 SHARE
                          ---------------      ---------------       ---------------
At September 1, 1997               94,000                7,500       $         33.75
Exercised                              --                   --       $            --
Forfeited                              --               (8,167)      $ 18.75 / 33.75
Granted                                --               58,073       $          6.00
                          ---------------      ---------------       ---------------

At August 31, 1998                 94,000               57,406       $ 18.75 / 33.75
Exercised                              --                   --       $            --
Forfeited                              --              (17,000)      $ 15.00 / 52.50
Granted                                --               18,500       $          6.00
                          ---------------      ---------------       ---------------

At August 31, 1999                 94,000               58,906       $  6.00 / 33.75
Exercised                              --                   --       $            --
Forfeited                              --               (7,254)      $  6.00 / 33.75
Granted                                --                   --       $            --
                          ---------------      ---------------       ---------------
At August 31, 2000                 94,000               51,652       $          6.00
                          ===============      ===============       ===============

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998



        SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company elected to continue to apply the provisions of APB Opinion No. 25 as permitted by SFAS 123 and, accordingly, provides pro forma disclosure below.

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

        A summary of the status of Mego Financial's stock options granted under the Stock Option Plan as of August 31, 2000, 1999 and 1998 and the changes during the year is presented below:

                                                  AUGUST 31, 2000            AUGUST 31, 1999           AUGUST 31, 1998
                                               -----------------------    ----------------------    ----------------------
                                                             WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                                              AVERAGE                   AVERAGE                   AVERAGE
                                                             EXERCISE                  EXERCISE                 EXERCISE
                                               SHARES         PRICE       SHARES        PRICE       SHARES        PRICE
                                               -------       --------     -------      ---------    -------      ---------
Outstanding at beginning of year                58,906       $  9.14       57,406      $  9.22        7,500      $ 33.75
Granted                                             --            --       18,500         6.00       58,073         6.00
Exercised                                           --            --           --           --           --           --
Forfeited                                       (7,254)        31.50       17,000         6.00        8,167         6.00
                                               -------                    -------                   -------
Outstanding at end of year                      51,652          6.00       58,906         9.14       57,406         9.22
                                               =======                    =======                   =======
Options exercisable at end of year              17,532          6.00        9,783        13.56           --           --
                                               =======                    =======                   =======


        The fair value of each option granted during fiscal 1999 and 1998 (none were granted during fiscal 2000) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (1) dividend yield of zero; (2) expected volatility of 35% and 65%, respectively, for the years ended August 31, 1999 and 1998; (3) risk-free interest rate of 6%; and, (4) expected life of 7 years. The weighted-average fair value of options granted during fiscal 2000, 1999 and 1998 was $0, $1.63 and $4.09, respectively. As of August 31, 2000, there were 51,652 options outstanding which have an exercise price of $6.00 per common share and a weighted-average remaining contractual life of 8 years.

        Had compensation cost for Mego Financial's fiscal 2000, 1999 and 1998 grants for stock options been determined consistent with SFAS 123, the Company's pro forma net income and pro forma net income per common share for fiscal 2000, 1999 and 1998 would approximate the pro forma amounts below (thousand of dollars, except per share amounts):

                                         AUGUST 31, 2000              AUGUST 31, 1999                AUGUST 31, 1998
                                    --------------------------    -------------------------     --------------------------
                                    AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA     AS REPORTED      PRO FORMA
                                    -----------     ---------     -----------     ---------     -----------      ---------
Net income (loss) applicable to
  common stock                       $   3,949      $   3,929      $   1,050      $     850      $  (3,229)      $  (3,333)
Net income (loss) per common
  share:
     Basic                                1.13           1.12           0.30           0.24          (0.92)          (0.95)
     Diluted                              1.13           1.12           0.30           0.24          (0.92)          (0.95)


13.  FAIR VALUES OF FINANCIAL INSTRUMENTS

        SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" (SFAS 107), requires disclosure of estimated fair value information for financial instruments, whether or not recognized in the Balance Sheets. Fair

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998


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

        Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments at August 31, 2000 and 1999 are set forth below (thousands of dollars):

                                          AUGUST 31, 2000               AUGUST 31, 1999
                                     -------------------------      ------------------------
                                     CARRYING       ESTIMATED        CARRYING     ESTIMATED
                                       VALUE        FAIR VALUE        VALUE       FAIR VALUE
                                     ---------      ----------      ---------     ----------
FINANCIAL ASSETS:
Cash and cash equivalents(a)         $   1,069      $   1,069       $   1,821      $   1,821
Notes receivable, net(b)                83,156         86,864          69,300         71,900
Interest only receivables(c)             2,701          2,701           2,566          2,566
Interest rate swap(d)                       --           (255)             --             --

FINANCIAL LIABILITIES:
Notes and contracts payable(e)         109,131        109,131         104,555        104,555

Subordinated debt(a)                     4,286          4,286           4,478          4,478

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

(d)     Fair value was estimated by obtaining a third-party quote.

(e) Notes payable generally are adjustable rate, indexed to the prime rate, or to the 90-day London Interbank Offering Rate (LIBOR); therefore, carrying value approximates fair value.

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998


14.     CONCENTRATIONS OF RISK

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

        Geographic Concentrations--The Company services notes receivable in all 50 states, the District of Columbia and Canada. At August 31, 2000, 25.8%, 15.1% and 14.0%, respectively, of the dollar value of notes receivable serviced had been originated in California, Texas and Colorado. No other state accounted for more than 10% of the servicing portfolio of the Company's receivables. The risk inherent in such concentrations is dependent upon regional and general economic stability which affects property values and the financial stability of the borrowers. The Company's timeshare and land inventories are concentrated in Nevada, New Jersey, Colorado, and Florida. The risk inherent in such concentrations is in the continued popularity of these resort destinations, which affects the marketability of the Company's products.

        Credit Risk--The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to notes receivable sold under recourse provisions. The outstanding balance of notes receivable sold with recourse provisions totaled $59,588,000 and 53,797,000 at August 31, 2000 and 1999, respectively.

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

15.     TIMESHARE INTEREST SALES AND LAND SALES

        Timeshare interest sales, net--A summary of the components is as follows (thousands of dollars):

                                            FOR THE YEARS ENDED AUGUST 31,
                                        --------------------------------------
                                          2000           1999           1998
                                        --------       --------       --------
Timeshare interest sales                $ 55,317       $ 45,830       $ 41,449
Less:  Provision for cancellations        (6,255)        (4,568)        (3,736)
                                        --------       --------       --------
      Total                             $ 49,062       $ 41,262       $ 37,713
                                        ========       ========       ========


        Land sales, net--A summary of the components is as follows (thousands of dollars):

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998


                                             FOR THE YEARS ENDED AUGUST 31,
                                        --------------------------------------
                                          2000           1999           1998
                                        --------       --------       --------
Land sales                              $ 20,723       $ 17,037       $ 14,903
Less:  Provision for cancellations        (1,099)        (1,058)        (1,091)
                                        --------       --------       --------
      Total                             $ 19,624       $ 15,979       $ 13,812
                                        ========       ========       ========


        The following table reflects the maturities of notes receivable from land sales for each of the five years after August 31, 2000 (thousands of dollars):

                             2001           2002          2003           2004          2005
                          -----------   ------------   -----------   ------------   -----------
Land notes receivable
  maturities               $   160       $   918        $ 1,955       $   365        $   989

        The range of interest rates are from 0% to 15.0% and the weighted-average interest rate at August 31, 2000 was 12.1%.

        The delinquency information related to land loans at August 31, 2000 is as follows (thousands of dollars):

                     PRINCIPAL BALANCE       % OF LOANS SERVICED
                    ---------------------   ----------------------
30 - 59 days              $  1,194                    .8%
60 - 90 days                   578                    .4
Over 90 days                 2,870                   1.9

        The estimated total costs and expenditures for improvements on these loans for the next five years are deemed immaterial for disclosure purposes at August 31, 2000. No material obligations for future improvements on land existed at August 31, 2000.

16.     RELATED PARTY TRANSACTIONS

        Timeshare Owners' Associations--Owners' Associations have been incorporated for the Grand Flamingo, Reno Spa, Brigantine, Steamboat Springs, Aloha Bay and Orlando timesharing resorts. The respective Owners' Associations are independent not-for-profit corporations. PEC acts as the managing agent for these Owners' Associations and the White Sands Waikiki Resort Club, which is a division of PEC, (Associations) and has received management fees for its services of $2,692,000, $2,540,000 and $2,388,000 in 2000, 1999 and 1998,
respectively. Such fees were recorded in Revenues under the caption of Other. The expenses of PEC for management of each timeshare resort are incurred to preserve the integrity of the property and the portfolio performance on an on-going basis beyond the end of the sales period. The owners of timeshare interests in each Association are responsible for payment to the Associations of assessments, which are intended to fund all of the operating expenses at each of the resort facilities. The Company's share of the Association Assessments, based on unsold inventory owned, net of room income, was $1,581,000, $968,000 and $1,677,000 for 2000, 1999 and 1998, respectively, and have been recorded in Costs and Expenses under the caption of General and administrative. The Company has in the past financed budget deficits of the Associations as is reflected in the receivable from such Associations, but is not obligated to do so in the future, except in its Florida resorts. The Public Offering Statements for the Indian Shores and Orlando resorts contain a provision whereby PEC guarantees that the annual assessment fees will not exceed a specified amount, in which case PEC agrees to pay any monetary deficiencies. These guarantees are effective through the Associations' calendar year of December 31, 2000, and at the option of PEC, may be extended by PEC annually thereafter. In fiscal 2000, PEC financed a budget deficit of $90,000 and $63,000 for the Owners' Association at Indian Shores and Orlando, respectively.

        The Company has agreed to pay to the Associations the annual assessment fees of timeshare interest owners who are delinquent with respect to such fees, but have paid the Company in full for their timeshare interests. In

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998

exchange for the payment by the Company of such fees, the Associations assign their liens for non-payment on the respective timeshare interests to the Company. In the event the timeshare interest holder does not satisfy the lien after having an opportunity to do so, the Company acquires a quitclaim deed or forecloses on and acquires the timeshare interest for the amount of the lien and any related foreclosure costs.

        At August 31, 2000 and 1999, $2,314,000 and $1,398,000, respectively, was due from Owners Associations, and is included under the caption of Other assets.

        Payments to Assignors--Certain transactions have been entered into with the Assignors, who are affiliates of certain officers and directors of the Company, and these transactions are more fully described in Notes 1 and 10. During the years ended August 31, 2000 and 1999, respectively, approximately $429,000 and $465,000, including principal of $0 and $36,000, was paid to the Assignors. Subsequent to August 31, 2000, an advance of $100,000 at the interest rate of 10% was made to an affiliate of one of the Assignors against the amount owed to it.

        Subordinated Debt--See Note 10.

        Transactions with MMC--In November 1996, MMC consummated the IPO and as a result, the Company's ownership of MMC was reduced to approximately 81.3% of the outstanding common stock. On September 2, 1997, Mego Financial distributed all of its 10,000,000 shares of MMC's common stock to Mego Financial's shareholders in the Spin-off. To fund MMC's past operations and growth and in conjunction with the consolidated income tax returns, MMC incurred debt to the Company and its subsidiary, PEC. The amount of intercompany debt was $10,100,000 at August 31, 1997 of which $3,400,000 was paid by MMC in October 1997 together with $500,000 advanced by the Company to MMC in September 1997. Subsequently, separate agreements were made in April and June 1998 to adjust by reductions the remaining $6,153,000 indebtedness, since the major portion was no longer payable under the Tax Sharing and Indemnity Agreement between the Company and MMC. Under these agreements, MMC paid $1,574,000, which was separately owed to PEC. Following this transaction, MMC had no outstanding indebtedness to the Company.

        Management Services Provided by PEC. MMC and PEC were parties to a management services arrangement pursuant to which certain executive, accounting, legal, management information, data processing, human resources, advertising and promotional personnel of PEC provided services to MMC on an as needed basis. For the year ended August 31, 1998, approximately $616,000 of the salaries and expenses of certain employees of PEC were attributable to and paid by MMC in connection with services rendered by such employees to MMC. This agreement was terminated by agreement during fiscal 1998.

        Servicing Agreement between PEC and MMC. For the year ended August 31, 1998, MMC paid servicing fees to PEC of approximately $2,008,000. For the year ended August 31, 1998, MMC incurred interest expense in the amount of $29,000 related to fees payable to PEC for these services. The interest rate was based on PEC's average cost of funds and equaled 10.46% in 1998. As of August 31, 1998, PEC no longer serviced loans for MMC.

17.     COMMITMENTS AND CONTINGENCIES

        Litigation--On August 27, 1998, an action was filed in Nevada District Court, County of Clark, No. A392585, by Robert and Jocelyne Henry, husband and wife individually and on behalf of all others similarly situated against PEC, PEC's wholly-owned subsidiary, Central Nevada Utilities Company (CNUC), and certain other defendants. The plaintiffs' complaint asked for class action relief claiming that PEC and CNUC were guilty of collecting certain betterment fees and not providing sewer and water lines to their property. The court determined that plaintiffs had not properly pursued their administrative remedies with the Nevada Public Utilities Commission (PUC) and dismissed plaintiffs' amended complaint, without prejudice. Notwithstanding plaintiffs' appeal of the dismissal, plaintiff filed for administrative relief with the PUC. On November 17, 1999, the PUC found that CNUC, the only defendant over which the PUC has jurisdiction, was not in violation of any duties owed the plaintiffs or otherwise in violation of CNUC's approved tariffs. Subsequent to the PUC's decision, plaintiffs voluntarily dismissed

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998

their appeal of the trial court's order dismissing their case without prejudice and directing plaintiffs to exhaust their administrative remedies. On May 4, 2000, plaintiffs refiled their complaint in Nevada District Court, naming all of the above parties with the exception of CNUC. The defendants have filed a motion to dismiss.

        As previously reported, the Company was named a defendant in three purported class actions filed by Christopher Dunleavy, Alan Peyser and Michael Nadler. A settlement agreement was approved by the Court in 1997, that had no material effect on the Company's Consolidated Financial Statements. On
August 21, 2000, the Settlement Agreement became final, as no further appeal was taken since an appeal filed by Mr. Nadler that was denied on May 22, 2000.

        On August 9, 1999, an action was filed in Nevada District Court, County of Clark, No. A407152, by a dissident director and a former director of the Grand Flamingo Towers Owners Association purporting to act on behalf of the Association against PEC. The complaint alleges, among other things, breach of a fiduciary duty by the defendant with respect to the management agreement between the plaintiff and defendant. In particular, plaintiff is seeking rescission of the management agreement, an injunction requiring the defendant to turn over plaintiff's property held as plaintiff's manager, imposition of a constructive trust on plaintiffs funds and profits received and held by the defendant as plaintiff's manager, and an accounting of profits and property obtained by the defendant as plaintiff's manager. In August 2000, the Plaintiffs voluntarily dismissed this action with prejudice.

        In the general course of business the Company and PEC, at various times, have each been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the business or financial condition of the Company.

        Future Improvements--Central Nevada Utilities Company (CNUC), a subsidiary, has issued performance bonds of $2,907,000 outstanding at August 31, 2000, to ensure the completion of water, sewer and other improvements in portions of the Calvada development areas. The cost of the improvements will be offset by the future receipt of betterment fees and connection fees.

        Contingencies--At August 31, 2000, irrevocable letters of credit in the amount of $310,000 were issued and outstanding to secure certain obligations of the Company. These letters are collateralized by notes receivable.

        In 1994 and 1996 the Company issued guarantees of an equipment lease and an office lease on behalf of MMC on which claims have been made by the lessors. The Company believes that the entire amount of the claim will not be paid, but it has reserved on its books an amount which management believes is probable to be paid to satisfy the guarantees, and is included in the caption Accounts Payable and Accrued Liabilities on the Balance Sheet.

        License Agreement--In April 1995, PEC entered into a strategic alliance pursuant to which PEC was granted a ten-year (including a renewal option) exclusive license to operate both its existing and future timeshare properties under the name "Ramada Vacation Suites." PEC has renamed its timeshare resorts. The arrangement provides for the payment by PEC of an initial access fee of $1,000,000, which has been paid, and monthly recurring fees equal to 1% of PEC's Gross Sales (as defined) each month through January 1996 and 1.5% of PEC's Gross Sales each month commencing in February 1996 with certain minimums increasing each year. The initial term of the arrangement is five years and PEC has exercised its option to renew the arrangement for an additional term of five years, expiring December 31, 2005.

18.     QUARTERLY FINANCIAL DATA (unaudited)

        The following tables reflect consolidated quarterly financial data for the Company for the fiscal years ended August 31, 2000 and 1999 (thousands of dollars, except share and per share amounts):

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998

                                                                          FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------------------------------
                                                         AUGUST 31,          MAY 31,       FEBRUARY 29,     NOVEMBER 30,
                                                            2000              2000             2000             1999
                                                        -----------       -----------      -----------      -----------
REVENUES:
Net timeshare interest and land sales                   $    17,979       $    19,228      $    15,469      $    16,010
Net gain on sale of investments and other assets              1,179               635              678               --
Interest income                                               3,132             3,255            3,172            2,871
Financial income and other                                    1,755             1,617            1,699            1,816
                                                        -----------       -----------      -----------      -----------
      Total revenues                                         24,045            24,735           21,018           20,697
                                                        -----------       -----------      -----------      -----------
EXPENSES:
Direct costs of timeshare interest and
     land sales                                               3,753             3,930            2,951            2,934
Operating expenses                                           16,634            16,216           13,948           14,242
Interest expense                                              3,295             3,194            3,113            2,866
                                                        -----------       -----------      -----------      -----------
      Total expenses                                         23,682            23,340           20,012           20,042
                                                        -----------       -----------      -----------      -----------
Income before income taxes                                      363             1,395            1,006              655
Income taxes                                                   (530)               --               --               --
                                                        -----------       -----------      -----------      -----------
Net income applicable to common stock                   $       893       $     1,395      $     1,006      $       655
                                                        ===========       ===========      ===========      ===========
INCOME PER COMMON SHARE:
    Basic:

      Net income applicable to common stock             $      0.26       $      0.40      $      0.29      $      0.19
                                                        ===========       ===========      ===========      ===========
      Weighted-average number of common shares            3,500,557         3,500,557        3,500,557        3,500,557
                                                        ===========       ===========      ===========      ===========
    Diluted:

      Net income applicable to common stock             $      0.26       $      0.40      $      0.29      $      0.19
                                                        ===========       ===========      ===========      ===========
      Weighted-average number of common shares and
        common share equivalents outstanding              3,500,557         3,500,557        3,500,557        3,500,557
                                                        ===========       ===========      ===========      ===========

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998

                                                                            FOR THE THREE MONTHS ENDED
                                                        ----------------------------------------------------------------
                                                         AUGUST 31,         MAY 31,        FEBRUARY 28,      NOVEMBER 30,
                                                            1999              1999             1999              1998
                                                        -----------       -----------      -----------       -----------
REVENUES:
Net timeshare interest and land sales                   $    16,869       $    15,754      $    12,077       $    12,541
Net gain on sale of investments and other assets                 --                --               --               513
Interest income                                               2,694             2,672            1,952             1,992
Financial income and other                                    1,861             1,901            1,857             1,819
                                                        -----------       -----------      -----------       -----------
      Total revenues                                         21,424            20,327           15,886            16,865
                                                        -----------       -----------      -----------       -----------
EXPENSES:
Direct costs of timeshare interest and
     land sales                                               3,280             3,260            2,362             2,334
Operating expenses                                           14,520            13,550           12,142            13,564
Interest expense                                              2,635             2,374            2,173             2,088
                                                        -----------       -----------      -----------       -----------
      Total expenses                                         20,435            19,184           16,677            17,986
                                                        -----------       -----------      -----------       -----------
Income before income taxes                                      989             1,143             (791)           (1,121)
Income taxes (benefit)                                         (180)               --             (269)             (381)
                                                        -----------       -----------      -----------       -----------
Net income (loss) applicable to common stock            $     1,169       $     1,143      $      (522)      $      (740)
                                                        ===========       ===========      ===========       ===========
INCOME (LOSS) PER COMMON SHARE:
    Basic:

      Net income (loss) applicable to common stock      $      0.33       $      0.33      $     (0.15)      $     (0.21)
                                                        ===========       ===========      ===========       ===========
      Weighted-average number of common share             3,500,557         3,500,557        3,550,557         3,500,557
                                                        ===========       ===========      ===========       ===========
    Diluted:

      Net income (loss) applicable to common stock      $      0.33       $      0.33      $     (0.15)      $     (0.21)
                                                        ===========       ===========      ===========       ===========
      Weighted-average number of common shares and
      common share equivalents outstanding                3,500,557         3,500,557        3,550,557         3,500,557
                                                        ===========       ===========      ===========       ===========