Form 10-Q
period 2000-11-30
MEGO FINANCIAL CORP
filed 2001-01-12
CIK 736035

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

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

        As of January 12, 2001, there were 3,500,557 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

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

           Condensed Consolidated Balance Sheets at
            November 30, 2000 and August 31, 2000..........................................1

           Condensed Consolidated Income Statements for the Three Months Ended
            November 30, 2000 and 1999  ...................................................2

           Condensed Consolidated Statements of Stockholders' Equity for the Three Months
            Ended November 30, 2000 .......................................................3

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
            November 30, 2000 and 1999 ....................................................4

           Notes to Condensed Consolidated Financial Statements............................5

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................................7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................14


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................14

Item 4.    Submission of Matters to a Vote of Security Holders............................14

Item 6.    Exhibits and Reports on Form 8-K...............................................15

SIGNATURE ................................................................................16

PART I    FINANCIAL INFORMATION
ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (thousands of dollars, except per share amounts)
                                   (unaudited)

                                                                                       NOVEMBER 30,     AUGUST 31,
ASSETS                                                                                     2000           2000
                                                                                       ------------     ----------
Cash and cash equivalents                                                                $     337      $   1,069
Restricted cash                                                                              1,066          1,255
Notes receivable, net of allowance for cancellations and discounts of $13,262 at
    November 30, 2000 and $13,234 at August 31, 2000                                        84,090         83,156
Interest only receivables, at fair value                                                     2,812          2,701
Timeshare interests held for sale                                                           20,992         23,307
Land and improvements inventory                                                              3,593          4,113
Other investments                                                                            4,487          4,492
Property and equipment, net of accumulated depreciation of $15,807 at November 30,
    2000 and $17,632 at August 31, 2000                                                     16,988         23,167
Deferred selling costs                                                                       5,238          5,231
Prepaid debt expenses                                                                        2,103          2,060
Other assets                                                                                18,082         18,041
                                                                                         ---------      ---------

            TOTAL ASSETS                                                                 $ 159,788      $ 168,592
                                                                                         =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Notes and contracts payable                                                          $  97,903      $ 109,131
    Accounts payable and accrued liabilities                                                20,478         19,544
    Reserve for notes receivable sold with recourse                                          4,265          4,033
    Deposits                                                                                 3,029          2,841
    Accrued income taxes                                                                     2,595          2,975
                                                                                         ---------      ---------

            Total liabilities before subordinated debt                                     128,270        138,524
                                                                                         ---------      ---------

Subordinated debt                                                                            4,286          4,286

Stockholders' equity:
    Preferred stock, $.01 par value (authorized--5,000,000 shares, none outstanding)            --             --
    Common stock, $.01 par value (authorized--50,000,000 shares;  3,500,557 shares
      issued and outstanding at November 30, 2000 and August 31, 2000)                          35             35
    Additional paid-in capital                                                              13,068         13,068
    Retained earnings                                                                       14,602         12,679
    Accumulated other comprehensive loss                                                      (473)            --
                                                                                         ---------      ---------

            Total stockholders' equity                                                      27,232         25,782
                                                                                         ---------      ---------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 159,788      $ 168,592
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

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                                                                THREE MONTHS ENDED
                                                                                                    NOVEMBER 30,
                                                                                            ----------------------------
                                                                                               2000             1999
                                                                                            -----------      -----------
REVENUES
    Timeshare interest sales, net                                                           $    14,018      $    11,991
    Land sales, net                                                                               4,742            4,019
    Gain on sale of notes receivable                                                                292               --
    Gain on sale of investments and other assets                                                  1,608               --
    Interest income                                                                               3,209            2,871
    Financial income                                                                                479              272
    Incidental operations                                                                           490              624
    Other                                                                                         1,042              920
                                                                                            -----------      -----------
            Total revenues                                                                       25,880           20,697
                                                                                            -----------      -----------

COSTS AND EXPENSES
    Direct cost of:
      Timeshare interest sales                                                                    3,157            2,378
      Land sales                                                                                    769              556
    Interest expense                                                                              3,044            2,866
    Marketing and sales                                                                          11,464            9,274
    General and administrative                                                                    4,914            3,878
    Incidental operations                                                                           354              600
    Depreciation                                                                                    392              490
                                                                                            -----------      -----------
            Total costs and expenses                                                             24,094           20,042
                                                                                            -----------      -----------

INCOME BEFORE INCOME TAXES                                                                        1,786              655

INCOME TAXES (BENEFIT)                                                                             (137)              --
                                                                                            -----------      -----------

NET INCOME APPLICABLE TO COMMON STOCK                                                       $     1,923      $       655
                                                                                            ===========      ===========

INCOME PER COMMON SHARE
    Basic:
      Net income applicable to common stock                                                 $      0.55      $      0.19
                                                                                            ===========      ===========

      Weighted-average number of common shares and common share equivalents outstanding       3,500,557        3,500,557
                                                                                            ===========      ===========

    Diluted:
      Net income applicable to common stock                                                 $      0.55      $      0.19
                                                                                            ===========      ===========


      Weighted-average number of common shares and common share equivalents outstanding       3,500,557        3,500,557
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


                                                        COMMON STOCK                                      ACCUMULATED
                                                       $.01 PAR VALUE         ADDITIONAL                     OTHER
                                                   -----------------------      PAID-IN      RETAINED    COMPREHENSIVE
                                                     SHARES       AMOUNT        CAPITAL      EARNINGS        LOSS            TOTAL
                                                   ---------     ---------    -----------   ----------   -------------    ---------
Balances at August 31, 2000                        3,500,557     $      35     $  13,068     $  12,679                    $  25,782

Net income for the three months ended
    November 30, 2000                                                                            1,923                        1,923

Cumulative effect of change in accounting
    principle as of September 1, 2000 for
    unrealized loss on interest rate swaps,
    net of related income tax of $87                                                                       $    (168)          (168)

Unrealized loss on interest rate swaps, for
     the three months ended November 30, 2000,
     net of related income tax of $156                                                                          (305)          (305)
                                                   ---------     ---------     ---------     ---------     ---------      ---------

Total comprehensive income                                                                                                    1,450
                                                                                                                          ---------

Balances at November 30, 2000                      3,500,557     $      35     $  13,068     $  14,602     $    (473)     $  27,232
                                                   =========     =========     =========     =========     =========      =========


           See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (thousands of dollars, except per share amounts)


                                                                                THREE MONTHS ENDED
                                                                                    NOVEMBER 30,
                                                                              ----------------------
                                                                                2000          1999
                                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                $  1,923      $    655
                                                                              --------      --------
    Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
      Charges to allowance for cancellations                                    (1,705)       (1,945)
      Provision for cancellations                                                1,946         1,408
      Gain on sale of notes receivable                                            (292)           --
      Gain on sale of other investments and other assets                        (1,608)           --
      Cost of sales                                                              3,926         2,934
      Depreciation                                                                 392           490
      Additions to interest only receivables                                      (276)           --
      Amortization of interest only receivables                                    165           162
      Repayments on notes receivable, net                                       10,484        13,260
      Additions to notes receivable                                            (21,024)      (19,592)
      Proceeds from sale of notes receivable                                     9,889            --
      Purchase of land and timeshare interests                                  (1,091)         (789)
      Changes in operating assets and liabilities:
        Decrease in restricted cash                                                189           295
        Increase in other assets                                                   (84)       (1,870)
        Increase in deferred selling costs                                          (7)         (523)
        Increase (decrease) in accounts payable and accrued liabilities            461          (531)
        Increase in deposits                                                       188            16
        Decrease in accrued income taxes                                          (380)           --
                                                                              --------      --------
          Total adjustments                                                      1,173        (6,685)
                                                                              --------      --------
            Net cash provided by (used in) operating activities                  3,096        (6,030)
                                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                            (458)         (275)
    Proceeds from the sale of property and equipment                             7,853            --
    Additions to other investments                                                  --           (25)
    Proceeds from the sale of other investments                                      5            --
                                                                              --------      --------
            Net cash provided by (used in) investing activities                  7,400          (300)
                                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                    12,746        17,613
    Reduction of debt                                                          (23,974)      (11,287)
    Payments on subordinated debt                                                   --          (214)
    Increase in subordinated debt                                                   --           122
                                                                              --------      --------
            Net cash provided by (used in) financing activities                (11,228)        6,234
                                                                              --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (732)          (96)

CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD                                   1,069         1,821
                                                                              --------      --------

CASH AND CASH EQUIVALENTS--END OF PERIOD                                      $    337      $  1,725
                                                                              ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for:
      Interest, net of amounts capitalized                                    $  3,145      $  2,760
                                                                              ========      ========


           See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000
                                   (unaudited)


1. FINANCIAL STATEMENTS

        In the opinion of management, when read in conjunction with the audited Consolidated Financial Statements for the years ended August 31, 2000 and 1999, contained in the Form 10-K of Mego Financial Corp. (Mego Financial) filed with the Securities and Exchange Commission for the year ended August 31, 2000, the accompanying unaudited Condensed Consolidated Financial Statements contain all of the information necessary to present fairly the financial position of Mego Financial and Subsidiaries at November 30, 2000, the results of its operations for the three months ended November 30, 2000 and 1999, the change in stockholders' equity for the three months ended November 30, 2000 and the cash flows for the three months ended November 30, 2000 and 1999. All intercompany accounts between the parent and its subsidiaries have been eliminated.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein which are normal and recurring in nature. The results of operations for the three months ended November 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. NATURE OF OPERATIONS

        Mego Financial is a premier developer and operator of timeshare properties and a provider of consumer financing to purchasers of timeshare intervals and land parcels through its wholly-owned subsidiary, Preferred Equities Corporation (PEC), established in 1970. PEC is engaged in originating, selling, servicing and financing consumer receivables generated through timeshare interest and land sales. Mego Financial and its subsidiaries are herein collectively referred to as the Company as the context requires. Mego Financial was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp.

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

3. INTEREST RATE SWAP AND CUMULATIVE EFFECT ON CHANGE IN ACCOUNTING PRINCIPLE

        Effective September 1, 2000, the Company adopted the requirements of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137. In August 2000, the Company entered into a $25 million, 5-year, interest rate swap transaction with a financial institution to hedge potential exposure to its variable rate notes payable portfolio. The interest rate swap is considered and was documented as a highly effective cash flow hedge. Beginning September 1, 2000, the unrealized gain or loss mark to market, net of related income tax effect, is recorded into a separate Stockholders' Equity caption titled "Accumulated Other Comprehensive Income (Loss)". The cumulative effect of change in accounting principle as of September 1, 2000, net of related income tax, was an other comprehensive loss of $168,000.

4. STOCKHOLDERS' EQUITY

        Mego Financial's stock option plan (Stock Option Plan), provides for grants of non-qualified and qualified incentive stock options to officers, key employees and directors. Options for 51,652 shares of Mego Financial common stock were outstanding as of November 30, 2000.

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

        The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, contained elsewhere herein and in the Company's Form 10-K for the fiscal year ended August 31, 2000.

GENERAL

        The business of the Company is primarily the marketing, financing, and sale of timeshare interests, retail lots and land parcels, servicing the related receivables, and operating and/or managing timeshare properties. The Company, through its subsidiary Preferred Equities Corporation (PEC), provides financing to purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust or mortgages. These notes receivable are generally payable over a period up to twelve years, bear interest at rates ranging from 12.5% to 15.5% and require equal monthly installments of principal and interest.

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

        In discounting cash flows related to notes receivable sales, PEC defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate of 15% for the three months ended November 30, 2000 and 1999. PEC has developed its assumptions based on experience with its own portfolio, available market data and consultation with its financial advisors.

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

        PEC has entered into financing arrangements with certain purchasers of timeshare interests and land whereby a 5% interest rate is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. Notes receivable of $6.5 million at November 30, 2000 and $6.4 million at August 31, 2000 were made under this arrangement.

        Land sales as of November 30, 2000 exclude $18.8 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received or the respective recission periods have not yet expired. Of the $18.8 million unrecognized land sales, the Company estimates that it will ultimately recognize $15.4 million of revenues, which would be reduced by a related provision for cancellations of $1.3 million, estimated deferred selling costs of $4.3 million and cost of sales of $2.2 million, for an estimated net profit of $7.6 million.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2000 Compared to Three Months Ended November 30, 1999

        Total revenues for the Company increased 25.0% or $5.2 million to $25.9 million during the three months ended November 30, 2000 from $20.7 million during the three months ended November 30, 1999. The increase was primarily due to a net increase of $2.7 million in timeshare interest and land sales to $18.7 million during the three months ended November 30, 2000 from $16.0 million during the three months ended November 30, 1999 (net timeshare interest sales increased by $2.0 million and net land sales increased by $700,000), an increase in interest income to $3.2 million during the three months ended November 30, 2000 from $2.9 million during the three months ended November 30, 1999, and gains on sale of receivables and investments and other assets of $1.9 million during the three months ended November 30, 2000, compared to no gain on sales during the three months ended November 30, 1999.

        Gross sales of timeshare interests increased to $15.8 million during the three months ended November 30, 2000 from $13.3 million during the three months ended November 30, 1999, an increase of 18.7%. Net sales of timeshare interests increased to $14.0 million from $12.0 million, an increase of 16.9%. The provision for cancellations represented 11.1% and 9.7%, respectively, of gross sales of timeshare interests for the three months ended November 30, 2000 and 1999. The comparative increase in the provision was primarily due to a downward adjustment for the three months ended November 30, 1999 based on the results of the customary quarterly review of the reserve adequacy.

        Gross sales of land increased to $4.9 million during the three months ended November 30, 2000 from $4.1 million during the three months ended November 30, 1999, an increase of 19.4%. Net sales of land increased to $4.7 million during the three months ended November 30, 2000 from $4.0 million during the three months ended November 30, 1999, an increase of 18.0%. The provision for cancellations represented 4.0% and 2.8%, respectively, of gross sales of land for the three months ended November 30, 2000 and 1999. The comparative increase in the provision was primarily due to a downward adjustment for the three months ended November 30, 1999 based on the results of the customary quarterly review of the reserve adequacy.

        A gain on sale of receivables of $292,000 was recorded for the three months ended November 30, 2000 compared to no gain on sale of receivables for the three months ended November 30, 1999. Gains in the amount of $1.6 million were recorded for the three months ended November 30, 2000 on the sales of the Company's two office buildings, compared to no gains on the sale of investments and other assets for the three months ended November 30, 1999.

        Interest income increased to $3.2 million during the three months ended November 30, 2000 from $2.9 million for the three months ended November 30, 1999, an increase of 11.8%, primarily due to increased average notes receivable balances for the comparative quarters.

        Total costs and expenses for the Company increased to $24.1 million for the three months ended November 30, 2000 from $20.0 million for the three months ended November 30, 1999, an increase of 20.2%. The increase resulted primarily from an increase in direct costs of timeshare interest sales to $3.2 million from $2.4 million, an increase of 32.8%; an increase to $11.5 million from $9.3 million in marketing and sales expense, an increase of 23.6%; and, an increase to $4.9 million from $3.9 million in general and administrative expenses, an increase of 26.7%. The increase in direct costs of timeshare interest sales is attributable to higher net timeshare interest sales during the current fiscal quarter compared to the same quarter last year. As a percentage of gross sales of timeshare interests and land marketing and sales expenses related thereto increased to 55.4% for the three months ended November 30, 2000 from 53.2% for the three months ended November 30, 1999. The increase in marketing and sales expenses is due primarily to higher gross sales, new sales offices and general increases related to a competitive sales environment. The increase in general and administrative expenses is primarily due to the increase in recording and filing fees and escrow costs related to the increased sales volume, and reserves for the Company's guaranty of office and equipment leases related to a previously affiliated company. Also, after the sale/leaseback of the two office buildings, the related rent expense, which commenced during the three months ended November 30, 2000, is now included in General and administrative expenses compared to Interest and Depreciation expense in the comparative period when the buildings were owned by the Company.

        Interest expense increased to $3.0 million during the three months ended November 30, 2000 from $2.9 million during the three months ended November 30, 1999, an increase of 6.2%. The increase is a result of higher average outstanding balance of notes and contracts payable during the three months ended November 30, 2000 compared to the three months ended November 30, 1999, partially offset by a decrease in interest expense as a result of the reduction of debt related to the sale of the office buildings.

        Pretax income of $1.8 million was earned during the three months ended November 30, 2000 compared to pretax income of $655,000 during the three months ended November 30, 1999.

        An income tax benefit of $137,000 was recorded for the three months ended November 30, 2000, compared to no income tax provision for the three months ended November 30, 1999. The income tax calculations for the three months ended November 30, 2000 and 1999 were reduced due to the use of net operating loss carryforwards which were previously fully reserved and currently are used to offset income on a consolidated basis. Income taxes are recorded, and the liability is adjusted, based on an ongoing review of related facts and circumstances.

        Net income applicable to common stock amounted to $1.9 million during the three months ended November 30, 2000 compared to a net income applicable to common stock of $655,000 during the three months ended November 30, 1999, primarily due to the foregoing.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents for the Company was $337,000 at November 30, 2000 compared to $1.1 million at August 31, 2000. This was due primarily to a timing difference in certain of the Company's fundings, which occur in the normal course of business. Such fundings were subsequently received in December 2000.

        PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of principal and interest on debt obligations, payments of marketing and sales expenses in connection with sales of timeshare interests and land, and payments of income taxes to Mego Financial. Marketing and sales expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through advances under PEC's lines of credit in the aggregate amount of $133.5 million, sales of receivables and cash flow from operations. At November 30, 2000, no commitments existed for material capital expenditures.

        At November 30, 2000, PEC had arrangements with 5 institutional lenders under 6 agreements for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for 6 lines of credit of up to an aggregate of $133.5 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At November 30, 2000, an aggregate of $96.1 million was outstanding under such lines of credit, and $37.4 million was available for borrowing. Under the terms of these lines of credit, PEC may borrow 65% to 90% of the balances of the pledged timeshare and land receivables. PEC is required to comply with certain covenants under these agreements, which, among other things, require PEC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that PEC maintains a minimum tangible net worth of $25 million. At November 30, 2000, PEC's tangible net worth was $32.5 million. Summarized lines of credit information and accompanying notes relating to these six lines of credit outstanding at November 30, 2000, consist of the following (thousands of dollars):

    BORROWING          MAXIMUM
    AMOUNT AT         BORROWING          REVOLVING
NOVEMBER 30, 2000      AMOUNTS      EXPIRATION DATE (a)   MATURITY DATE       INTEREST RATE
-------------------  -------------  --------------------  ---------------  --------------------
          $ 51,406       $ 75,000   (b)  April 30, 2001     Various         Prime +  2.0 - 2.25%
-------------------  -------------

            16,623         15,000   (c)  December 1, 2002   Various         Prime +  2.0
             3,423         11,500   (d)  December 31, 2001  Various         Prime +  2.0 - 3.00%
-------------------  -------------
            20,046         26,500        Considered one borrowing line for the maximum amount.
-------------------  -------------

            22,701         30,000   (e)  June 30, 2001      Various         Libor +  4.0 - 4.25%
             1,972          1,972   (f)                     July 30, 2003   Prime + 2.25%
-------------------  -------------
          $ 96,125      $ 133,472
===================  =============

(a) When the revolver expires as shown, the loans convert to term loans with maturities as stated below. In addition, management expects to extend the lines on similar terms.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million. Other restrictions, commencing with the fiscal quarter ended November 30, 1999, include: PEC's requirement to maintain costs and expenses for marketing and sales and general and administrative expenses relating to net processed sales for each fiscal quarter; PEC's requirement to maintain a minimum net processed sales requirement for each fiscal quarter; and PEC's requirement not to exceed a ratio of 4:1 of consolidated total liabilities to consolidated tangible net worth. At November 30, 2000, $46.8 million of loans secured by receivables were outstanding related to financings at prime plus 2%, of which $21.5 million of loans secured by land receivables mature May 15, 2010 and $25.3 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes a real estate loan with an outstanding balance of $1.1 million maturing April 30, 2001, bearing interest at prime plus 2.25%. The remaining Acquisition and Development (A&D) loans, receivables loans and a resort lobby loan outstanding of $2.8 million are at prime plus 2% and mature at various dates through February 18, 2001.

    In December 1998, Finova Capital Corporation (FINOVA), PEC and Mego Financial entered into an Agreement under which FINOVA agreed to make a loan in the amount of $5,662,000 to PEC with an original maturity date of June 30, 1999, which date has been extended to April 30, 2001. Mego Financial guaranteed the loan and issued warrants to FINOVA to purchase a total of 83,333 shares of common stock of Mego Financial at an exercise price of $6.00 per share, exercisable within a five-year period commencing January 1, 1999. The balance outstanding under this Agreement was $700,000 as of November 30, 2000.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million during the life of the loan. These credit lines include available financing for A&D and receivables. At November 30, 2000, $6.0 million was outstanding under the A&D loan, which matures on June 30, 2004, and $10.6 million was outstanding under the receivables loan, which matures on May 31, 2004.

(d) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $15 million. This credit line consists of receivable financing with a maturity date of May 31, 2004, under which $100,000 was outstanding at November 30, 2000, and a real estate loan of $3.3 million with a maturity date of December 31, 200l.

(e) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17 million during the life of the loan. These credit lines include available financings for A&D and receivables. At November 30, 2000, $2.5 million was outstanding under the A&D loans which have a maturity date of June 30, 2001 and bear interest at the 90-day London Interbank Offering Rate (LIBOR) plus 4.25%. The available receivable financings, of which $20.2 million was outstanding at November 30, 2000, are at 90-day LIBOR plus 4% and have a maturity date of June 5, 2005.

(f) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million.


    A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):

                                                       THREE MONTHS ENDED
                                                          NOVEMBER 30,
                                                   -------------------------
                                                     2000             1999
                                                   --------         --------
Marketing and selling expenses attributable
    to recognized and unrecognized sales           $ 11,447         $  9,797
Less:  Down payments                                 (3,459)          (3,016)
                                                   --------         --------
Cash Shortfall                                     $  7,988         $  6,781
                                                   ========         ========

        During the three months ended November 30, 2000, PEC sold $9.6 million in notes receivable compared to the three months ended November 30, 1999 when PEC did not sell any notes receivable.

        PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables generally at the option of the purchaser. At November 30, 2000, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $65.4 million. The repurchase provisions provide for substitution of receivables as recourse for $58.3 million of sold notes receivable and cash payments for repurchase relating to $7.1 million of sold notes receivable. The undiscounted amounts of the recourse obligations on such notes receivable were $4.8 million and $4.5 million at November 30, 2000 and August 31, 2000, respectively. PEC continually reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

        The components of the Company's debt, including lines of credit consist of the following (thousands of dollars):

                                                        NOVEMBER 30,      AUGUST 31,
                                                            2000            2000
                                                        ------------      ----------
Notes collateralized by receivables                       $ 77,718        $ 80,593
Mortgages collateralized by real estate properties          19,292          27,407
Installment contracts and other notes payable                  893           1,131
                                                          --------        --------
       Total                                              $ 97,903        $109,131
                                                          ========        ========

FINANCIAL CONDITION

        Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for the three months ended November 30, 2000 consisted of the following (thousands of dollars):

Balance at beginning of period                                 $ 16,860
    Provision for cancellations                                   1,946
    Amounts charged to allowance for cancellations, net          (1,705)
                                                               --------
Balance at end of period                                       $ 17,101
                                                               ========

        The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):


                                                    NOVEMBER 30,     AUGUST 31,
                                                        2000            2000
                                                    ------------     ----------
Allowance for cancellations, excluding discounts      $ 12,836        $ 12,827
Reserve for notes receivable sold with recourse          4,265           4,033
                                                      --------        --------
       Total                                          $ 17,101        $ 16,860
                                                      ========        ========

November 30, 2000 Compared to August 31, 2000

        Cash and cash equivalents decreased to $337,000 at November 30, 2000 from $1.1 million at August 31, 2000. This was due to a timing difference in certain of the Company's fundings, which occur in the normal course of business. Such fundings were subsequently received in December 2000.

        Notes receivable, net, increased 1.1% to $84.1 million at November 30, 2000 from $83.2 million at August 31, 2000, as a result of net new receivables added, less sale of receivables, during the first quarter of fiscal 2001.

        Timeshare interests held for sale decreased 9.9% to $21.0 million at November 30, 2000 from $23.3 million at August 31, 2000.

        Land and improvements inventory decreased 12.6% to $3.6 million at November 30, 2000 from $4.1 million at August 31, 2000.

        Notes and contracts payable decreased 10.3% to $97.9 million at November 30, 2000 from $109.1 million at August 31, 2000. The debt paydown in connection with the sales of two office buildings and sale of notes receivables more than offset new borrowings during the three months ended November 30, 2000.

        Reserve for notes receivable sold with recourse increased 5.8% to $4.3 million at November 30, 2000 from $4.0 million at August 31, 2000 as the reserve addition due to the sale of notes receivable more than offset paydowns on such sold notes receivable. Such paydowns would serve to reduce the balance of the reserve for notes receivable sold with recourse. Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company.

        Stockholders' equity increased 5.6% to $27.2 million at November 30, 2000 from $25.8 million at August 31, 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There was no material change for the quarter ended November 30, 2000 in the information about the Company's "Quantitative and Qualitative Disclosures About Market Risk" as disclosed in its Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On August 27, 1998, an action was filed in Nevada District Court, County of Clark, No. A392585, by Robert and Jocelyne Henry, husband and wife individually and on behalf of all others similarly situated against PEC, PEC's wholly-owned subsidiary, Central Nevada Utilities Company (CNUC), and certain other defendants. The plaintiffs' complaint asked for class action relief claiming that PEC and CNUC were guilty of collecting certain betterment fees and not providing sewer and water lines to their property. The court determined that plaintiffs had not properly pursued their administrative remedies with the Nevada Public Utilities Commission (PUC) and dismissed plaintiffs' amended complaint, without prejudice. Notwithstanding plaintiffs' appeal of the dismissal, plaintiff filed for administrative relief with the PUC. On November 17, 1999, the PUC found that CNUC, the only defendant over which the PUC has jurisdiction, was not in violation of any duties owed the plaintiffs or otherwise in violation of CNUC's approved tariffs. Subsequent to the PUC's decision, plaintiffs voluntarily dismissed their appeal of the trial court's order dismissing their case without prejudice and directing plaintiffs to exhaust their administrative remedies. On May 4, 2000, plaintiffs refiled their complaint in Nevada District Court, naming all of the above parties with the exception of CNUC. The defendants filed a motion to dismiss, which was denied. The defendant is preparing to file a motion for summary judgment.

        There has been no material change in the status of other litigation reported in the Company's Annual Report on Form 10-K for the year ended August 31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders for fiscal 1999 (Meeting) of the Company was held on November 9, 2000.

(b)     Not applicable because:

        (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934.

        (ii) There were no solicitations in opposition to management's nominees as listed in the Company's proxy statement dated October 12, 2000.

        (iii)  All such nominees were elected.

(c)     The matter voted on at the Meeting consisted of the following:

        (i) The election of six members to the Company's Board of Directors. The name of each nominee for election and the number of shares voted for and against such nominee, as well as the number of abstentions and broker non-votes with respect to such nominee, are set forth below.

          Name                   For        Against    Abstentions    Non-Votes
--------------------------   ------------  ----------  ------------  ------------
Robert Nederlander             3,205,035      15,699        0             0
Jerome J. Cohen                3,205,022      12,712        0             0
Herbert B. Hirsch              3,205,035      15,699        0             0
John E. McConnaughy, Jr.       3,205,022      15,712        0             0
Wilbur L. Ross, Jr.            3,204,991      15,743        0             0
Eugene I. Schuster             3,205,035      15,699        0             0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          EXHIBITS.

      EXHIBIT
      NUMBER                                     DESCRIPTION
      ------                                     -----------
      10.221      Amended and Restated Employment Agreement dated November 10,
                  2000 by and between MEGO Financial Corp and Jerome J. Cohen.

      10.222      Seventh Amendment to loan and security agreement by Preferred
                  Equities Corporation and Colorado Land and Grazing Corp., dated December 15, 2000.

      10.223      Fifth Amendment to Promissory Note made by Preferred Equities
                  Corporation and Colorado Land And Grazing Corp on December 15,
                  2000.

      10.224      Compensation Agreement between Carol Sullivan and Preferred
                  Equities Corporation dated January 8, 2001.

No reports on Form 8-K were filed during the period.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MEGO FINANCIAL CORP.


                                             By: /s/ Charles G. Baltuskonis
                                                --------------------------------
                                                Charles G. Baltuskonis
                                                Senior Vice President and
                                                Chief Accounting Officer



Date:   January 12, 2001