Form 10-Q
period 2001-02-28
MEGO FINANCIAL CORP
filed 2001-04-16
CIK 736035

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 28, 2001

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

        As of April 11, 2001, there were 3,500,557 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

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

           Condensed Consolidated Balance Sheets at
            February 28, 2001 and August 31, 2000..........................................1

           Condensed Consolidated Income Statements for the Three and Six Months
            Ended February 28, 2001 and February 29, 2000..................................2

           Condensed Consolidated Statements of Stockholders' Equity for the Six
            Months Ended February 28, 2001.................................................3

           Condensed Consolidated Statements of Cash Flows for the Six Months
            Ended February 28, 2001 and February 29, 2000..................................4

           Notes to Condensed Consolidated Financial Statements............................5

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................................7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................15


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................15

Item 5     Other Information...............................................................15

Item 6.    Exhibits and Reports on Form 8-K................................................16


SIGNATURE..................................................................................17

PART I    FINANCIAL INFORMATION
ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                                 FEBRUARY 28,     AUGUST 31,
ASSETS                                                               2001            2000
                                                                 ------------     ----------
Cash and cash equivalents                                          $   1,323       $   1,069
Restricted cash                                                        3,123           1,255
Notes receivable, net of allowance for cancellations and
  discounts of $13,839 at February 28, 2001 and $13,234 at
  August 31, 2000                                                     92,117          83,156
Interest only receivables, at fair value                               2,954           2,701
Timeshare interests held for sale                                     19,632          23,307
Land and improvements inventory                                        3,126           4,113
Other investments                                                      4,485           4,492
Property and equipment, net of accumulated depreciation of
  $16,158 at February 28, 2001 and $17,632 at August 31, 2000         16,771          23,167
Deferred selling costs                                                 5,665           5,231
Prepaid debt expenses                                                  2,004           2,060
Other assets                                                          16,128          18,041
                                                                   ---------       ---------

            TOTAL ASSETS                                           $ 167,328       $ 168,592
                                                                   =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Notes and contracts payable                                    $ 103,577       $ 109,131
    Accounts payable and accrued liabilities                          22,755          19,544
    Reserve for notes receivable sold with recourse                    3,931           4,033
    Deposits                                                           3,362           2,841
    Accrued income taxes                                               2,311           2,975
                                                                   ---------       ---------

            Total liabilities before subordinated debt               135,936         138,524
                                                                   ---------       ---------

Subordinated debt                                                      4,286           4,286

Stockholders' equity:
    Preferred stock, $.01 par value (authorized--5,000,000
      shares, none outstanding) Common stock, $.01 par
      value (authorized--50,000,000 shares; 3,500,557
      shares issued and outstanding at February 28, 2001
      and August 31, 2000)                                                35              35
    Additional paid-in capital                                        13,068          13,068
    Retained earnings                                                 15,025          12,679
    Accumulated other comprehensive loss                              (1,022)             --
                                                                   ---------       ---------

            Total stockholders' equity                                27,106          25,782
                                                                   ---------       ---------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 167,328       $ 168,592
                                                                   =========       =========


            See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      -----------------------------     ------------------------------
                                                      FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,      FEBRUARY 29,
                                                         2001             2000             2001              2000
                                                      ------------     ------------     ------------      ------------
REVENUES
    Timeshare interest sales, net                     $    12,108      $    10,906      $    26,126       $    22,897
    Land sales, net                                         5,085            4,563            9,827             8,582
    Interest income                                         3,550            3,172            6,759             6,043
    Financial income                                          850              269            1,329               541
    Gain on sale of notes receivable                           --               --              292                --
    Gain on sale of investments                                --              678            1,608               678
    Incidental operations                                     388              511              878             1,135
    Other                                                     932              919            1,974             1,839
                                                      -----------      -----------      -----------       -----------
             Total revenues                                22,913           21,018           48,793            41,715
                                                      -----------      -----------      -----------       -----------

COSTS AND EXPENSES
    Direct cost of:
      Timeshare interest sales                              2,455            2,210            5,612             4,588
      Land sales                                              777              741            1,546             1,297
    Interest expense                                        3,088            3,113            6,132             5,979
    Marketing and sales                                    11,057            8,593           22,521            17,867
    General and administrative                              4,409            4,395            9,323             8,273
    Incidental operations                                     353              499              707             1,099
    Depreciation                                              351              461              743               951
                                                      -----------      -----------      -----------       -----------
             Total costs and expenses                      22,490           20,012           46,584            40,054
                                                      -----------      -----------      -----------       -----------


INCOME BEFORE INCOME TAXES                                    423            1,006            2,209             1,661

INCOME TAXES (BENEFIT)                                         --               --             (137)               --
                                                      -----------      -----------      -----------       -----------


NET INCOME APPLICABLE TO COMMON STOCK                 $       423      $     1,006      $     2,346       $     1,661
                                                      ===========      ===========      ===========       ===========

INCOME PER COMMON SHARE
    Basic:
      Net income applicable to common stock           $      0.12      $      0.29      $      0.67       $      0.47
                                                      ===========      ===========      ===========       ===========


      Weighted-average number of common shares
        and common share equivalents outstanding        3,500,557        3,500,557        3,500,557         3,500,557
                                                      ===========      ===========      ===========       ===========

    Diluted:
      Net income applicable to common stock           $      0.12      $      0.29      $      0.67       $      0.47
                                                      ===========      ===========      ===========       ===========


      Weighted-average number of common shares
        and common share equivalents outstanding        3,500,557        3,500,557        3,500,557         3,500,557
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


                                                COMMON STOCK                                         ACCUMULATED
                                               $.01 PAR VALUE           ADDITIONAL                      OTHER
                                          ------------------------       PAID-IN       RETAINED     COMPREHENSIVE
                                           SHARES         AMOUNT         CAPITAL       EARNINGS          LOSS           TOTAL
                                          -------------------------------------------------------------------------------------
Balances at August 31, 2000               3,500,557      $      35      $  13,068      $  12,679                      $  25,782

Net income for the six months ended
    February 28, 2001                                                                      2,346                          2,346

Cumulative effect of change in
    accounting principle as of
    September 1, 2000 for unrealized
    loss on interest rate swaps,
    net of related income tax of $87                                                                  $    (168)           (168)

Unrealized loss on interest rate
     swaps for the six months ended
     February 28, 2001, net of
     related income tax of $495                                                                            (854)           (854)
                                          -------------------------------------------------------------------------------------

Total comprehensive income                                                                                                1,324
                                                                                                                      ---------

Balances at February 28, 2001             3,500,557      $      35      $  13,068      $  15,025      $  (1,022)      $  27,106
                                          =====================================================================================


           See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)


                                                                 SIX MONTHS ENDED
                                                            ---------------------------
                                                            FEBRUARY 28,   FEBRUARY 29,
                                                                2001           2000
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                $  2,346       $  1,661
                                                              --------       --------
    Adjustments to reconcile net income to net cash used
      in operating activities:
      Charges to allowance for cancellations                    (4,085)        (3,831)
      Provision for cancellations                                3,702          2,717
      Amortization of interest rate swap                           106             --
      Gain on sale of notes receivable                            (292)            --
      Gain on sale of other assets                              (1,608)          (678)
      Cost of sales                                              7,158          5,885
      Depreciation                                                 743            951
      Additions to interest only receivable                       (562)            --
      Amortization of interest only receivables                    309            271
      Repayments on notes receivable                            22,337         24,334
      Additions to notes receivable                            (40,614)       (36,347)
      Proceeds from sale of notes receivable                     9,889             --
      Purchase of land and timeshare interests                  (2,496)        (2,483)
      Changes in operating assets and liabilities:
        (Increase) decrease in restricted cash                  (1,868)           399
        (Increase) decrease in other assets                      1,969         (3,574)
        Increase in deferred selling costs                        (434)          (920)
        Increase (decrease) in accounts payable and
          accrued liabilities                                    1,556           (759)
        Increase in deposits                                       521            427
        Decrease in accrued income taxes                          (137)            --
                                                              --------       --------

          Total adjustments                                     (3,806)       (13,608)
                                                              --------       --------

            Net cash used in operating activities               (1,460)       (11,947)
                                                              --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                            (592)          (435)
    Proceeds from the sale of property and equipment             7,853             --
    Proceeds from the sale of other investments                      7          1,001
    Additions to other investments                                  --            (29)
    Payments on other investments                                   --             30
                                                              --------       --------

            Net cash provided by investing activities            7,268            567
                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                    27,310         33,675
    Reduction of debt                                          (32,864)       (22,288)
    Payments on subordinated debt                                   --           (215)
    Increase in subordinated debt                                   --            237
                                                              --------       --------

            Net cash provided by (used in) financing
              activities                                        (5,554)        11,409
                                                              --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          254             29

CASH AND CASH EQUIVALENTS-- BEGINNING OF PERIOD                  1,069          1,821
                                                              --------       --------

CASH AND CASH EQUIVALENTS-- END OF PERIOD                     $  1,323       $  1,850
                                                              ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for:
      Interest, net of amounts capitalized                    $  6,090       $  5,795
                                                              ========       ========


           See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001
                                   (unaudited)


1.  FINANCIAL STATEMENTS

        In the opinion of management, when read in conjunction with the audited Consolidated Financial Statements for the years ended August 31, 2000 and 1999, contained in the Form 10-K of Mego Financial Corp. (Mego Financial) filed with the Securities and Exchange Commission for the year ended August 31, 2000, the accompanying unaudited Condensed Consolidated Financial Statements contain all of the information necessary to present fairly the financial position of Mego Financial and Subsidiaries at February 28, 2001, the results of its operations for the three and six months ended February 28, 2001 and 2000, the change in stockholders' equity for the six months ended February 28, 2001 and the cash flows for the six months ended February 28, 2001 and February 29, 2000. All intercompany accounts between the parent and its subsidiaries have been eliminated.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein, which are normal and recurring in nature. The results of operations for the three and six months ended February 28, 2001 are not necessarily indicative of the results to be expected for the full year.

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

        PEC markets and finances timeshare interests and land in select resort areas. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it either hypothecates or sells, and typically services. In February 1988, Mego Financial acquired PEC, pursuant to an assignment by the Assignors (Comay Corp., Growth Realty Inc., RER Corp., and H&H Financial, Inc.) of their contract right to purchase PEC.

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

3.  INTEREST RATE SWAP AND CUMULATIVE EFFECT ON CHANGE IN ACCOUNTING PRINCIPLE

        Effective September 1, 2000, the Company adopted the requirements of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137. In August 2000, the Company entered into a $25 million, 5-year, interest rate swap transaction with a financial institution to hedge potential exposure to its variable rate notes payable portfolio. The interest rate swap is considered and was documented as a highly effective cash flow hedge. Beginning September 1, 2000, the unrealized gain or loss mark to market, net of related income tax effect, is recorded into a separate Stockholders' equity caption titled Accumulated other comprehensive loss. The cumulative effect of change in accounting principle of $168,000, which is net of related income tax, was recorded as of September 1, 2000 under the same caption.

4.   STOCKHOLDERS' EQUITY

        Mego Financial's stock option plan (Stock Option Plan), provides for grants of non-qualified and qualified incentive stock options to officers, key employees and directors. Options for 48,570 shares of Mego Financial common stock were outstanding as of February 28, 2001.

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

GENERAL

        The business of the Company is primarily the marketing, financing, and sale of timeshare interests, retail lots and land parcels, servicing the related receivables, and managing timeshare properties. The Company, through its subsidiary Preferred Equities Corporation (PEC), provides financing to purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust or mortgages. These notes receivable are payable over a period up to twelve years, bear interest at rates generally ranging from 12.5% to 15.5% and require equal monthly installments of principal and interest.

PEC

        PEC recognizes revenue primarily from sales of timeshare interests and land in resort areas, gain on sale of receivables and interest income. PEC periodically sells its consumer receivables while generally retaining the servicing rights. Revenue from sales of timeshare interests and land is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for land sales. Land sales typically meet these requirements within three to ten months of closing, and sales of timeshare interests typically meet these requirements at the time of sale. The sales price, less a provision for cancellation, is recorded as revenue and the allocated cost related to such net revenue of the timeshare interest or land parcel is recorded as expense in the period that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

        Notes receivable with payment delinquencies of 90 days or more have been considered in determining the allowance for cancellations. Cancellations occur when the note receivable is determined to be uncollectible and the related collateral, if any, has been recovered. Cancellation of a note receivable in the quarter the revenue is recognized is accounted for as a reversal of the revenue with an adjustment to cost of sales. Cancellation of a note receivable subsequent to the quarter the revenue was recognized is charged to the allowance for cancellations.

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

        In discounting cash flows related to notes receivable sales, PEC defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate of 15% for the six months ended February 28, 2001 and February 29, 2000. PEC has developed its assumptions based on experience with its own portfolio, available market data and consultation with its financial advisors.

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

        PEC has entered into financing arrangements with certain purchasers of timeshare interests and land whereby a 5% interest rate is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. Notes receivable of $6.4 million at February 28, 2001 and August 31, 2000 were made under this arrangement.

        Land sales as of February 28, 2001 exclude $20.3 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received or the respective recission periods have not yet expired. Of the $20.3 million unrecognized land sales, the Company estimates that it will ultimately recognize $16.7 million of revenues, which would be reduced by a related provision for cancellations of $1.3 million, estimated deferred selling costs of $4.7 million and cost of sales of $2.5 million, for an estimated net profit of $8.2 million.

RESULTS OF OPERATIONS

Three Months Ended February 28, 2001 Compared to Three Months Ended February 29, 2000

        Total revenues for the Company increased 9.0% or $1.9 million to $22.9 million during the three months ended February 28, 2001 from $21.0 million during the three months ended February 29, 2000. The increase was primarily due to a net increase of $1.7 million in timeshare interest and land sales to $17.2 million during the three months ended February 28, 2001 from $15.5 million during the three months ended November 30, 2000 (net timeshare interest sales increased by $1.2 million and net land sales increased by $500,000), an increase in interest income to $3.6 million during the three months ended February 28, 2001 from $3.2 million during the three months ended February 29, 2000, an increase in financial income to $850,000 during the three months ended February 28, 2001 from $269,000 during the three months ended February 28, 2000, and no gains on sale of receivables and investments and other assets during the three months ended February 28, 2001, compared to a gain on sale of investments during the three months ended February 28, 2000 of $678,000.

        Gross sales of timeshare interests increased to $13.6 million during the three months ended February 28, 2001 from $12.0 million during the three months ended February 29, 2000, an increase of 13.4%. Net sales of timeshare interests increased to $12.1 million during the three months ended February 28, 2001 from $11.0 million during the three months ended February 28, 2000, an increase of 11.0%. The provision for cancellations increased to 11.1% of gross sales of timeshare interests for the three months ended February 28, 2001 from 9.2% for the three months ended February 29, 2000, primarily due to a downward adjustment based on the results of the customary quarterly review of the allowance adequacy during the three months ended February 29, 2000.

        Gross sales of land increased to $5.3 million during the three months ended February 28, 2001 from $4.8 million during the three months ended February 29, 2000, an increase of 11.7%. Net sales of land increased to $5.1 million during the three months ended February 28, 2001 from $4.6 million during the three months ended February 29, 2000, an increase of 11.4%. The provision for cancellations represented 4.4% and 4.2, respectively, of gross sales of land for the three months ended February 28, 2001 and February 29, 2000.

        Interest income increased to $3.5 million during the three months ended February 28, 2001 from $3.2 million for the three months ended February 29, 2000, an increase of 11.9%, primarily due to increased average notes receivable balances for the comparative quarters.

        Financial income increased to $850,000 during the three months ended February 28, 2001 from $269,000 for the three months ended February 29, 2000, an increase of 216.0%. The increase was primarily due to the comparative increased volume of sold loans and the increase in spread on those sold loan portfolios with a variable, pass-through interest rate.

        There was no gain on sale of other investments for the three months ended February 28, 2001 compared to a net gain of $678,000 resulting from the sale of two golf courses recorded for the three months ended February 29, 2000.

        Total costs and expenses for the Company increased to $22.5 million for the three months ended February 28, 2001 from $20.0 million for the three months ended February 29, 2000, an increase of 12.4%. The increase resulted primarily from an increase in direct costs of timeshare sales to $2.5 million from $2.2 million, an increase of 11.1%; and an increase of $2.5 million in marketing and sales expense, an increase of 28.7%. The increase in direct costs of timeshare sales is attributable to higher net timeshare sales during the current fiscal quarter compared to the same quarter last year. As a percentage of gross sales of timeshare interests and land, marketing and sales expenses related thereto increased to 58.4% for the three months ended February 28, 2001 from 51.2% for the three months ended February 29, 2000. The increase in marketing and sales expenses is due primarily to higher gross sales, new sales offices and general increases related to a competitive sales environment.

        Interest expense was $3.1 million during the three months ended February 28, 2001 and February 29, 2000 due to offsetting factors. There was a higher average outstanding balance of Notes and contracts payable during the three months ended February 28, 2001 compared to the three months ended February 29, 2000, and this was offset by a decrease in interest expense as a result of the reduction of debt related to the sale of the office buildings and the decrease in overall interest expense related to the prime rate decline.

        Pretax income of $423,000 was earned during the three months ended February 28, 2001 compared to a pretax income of $1.0 million during the three months ended February 29, 2000.

        No income taxes were recorded for the three months ended February 28, 2001 and February 29, 2000. Income taxes are recorded, and the liability is adjusted, based on an ongoing review of related facts and circumstances.

        Net income applicable to common stock amounted to $423,000 during the three months ended February 28, 2001 compared to net income applicable to common stock of $1.0 million during the three months ended February 29, 2000, primarily due to the foregoing.

Six Months Ended February 28, 2001 Compared to Six Months Ended February 29,
2000

        Total revenues for the Company increased 17.0%, or $7.0 million, to $48.8 million during the six months ended February 28, 2001 from $41.7 million during the six months ended February 29, 2000. The increase was primarily due to an increase in timeshare and land sales to $36.0 million during the six months ended February 28, 2001 from $31.5 million during the six months ended February 29, 2000 (net timeshare sales increased by $3.2 million and net land sales increased by $1.2 million), an increase in interest income to $6.8 million during the six months ended February 28, 2001 from $6.0 million during the six months ended February 29, 2000, and a gain on sale of notes receivable and investments of $1.9 million during the six months ended February 29, 2000 compared to $678,000 during the six months ended February 29, 2000.

        Gross sales of timeshare interests increased to $29.4 million during the six months ended February 28, 2001 from $25.3 million during the six months ended February 29, 2000, an increase of 16.2%. Net sales of timeshare interests increased to $26.1 million during the six months ended February 28, 2001 from $22.9 million during the six months ended February 29, 2000, an increase of 14.1%. The provision for cancellations increased to 11.1% of gross sales of timeshare interests for the six months ended February 28, 2001 from 9.5% for the six months ended February 29, 2000, primarily due to a downward adjustment based on the results of the customary quarterly review of the allowance adequacy during the six months ended February 29, 2000.

        Gross sales of land increased to $10.3 million during the six months ended February 28, 2001 from $8.9 million during the six months ended February 29, 2000, an increase of 15.3%. Net sales of land increased to $9.8 million during the six months ended February 28, 2001 from $8.6 million during the six months ended February 28, 2000, an increase of 14.5%. The provision for cancellations increased to 4.2% of gross sales of land for the six months ended February 28, 2001 from 3.6% for the six months ended February 29, 2000, primarily due to a downward adjustment based on the results of the customary quarterly review of the allowance adequacy during the six months ended February 29, 2000.

        Interest income increased to $6.8 million for the six months ended February 28, 2001 from $6.0 million for the six months ended February 29, 2000, an increase of 11.8%, primarily due to increased notes receivable for the current period.

        Financial income increased to $1.3 million during the six months ended February 28, 2001 from $541,000 for the six months ended February 29, 2000, an increase of 145.7%. The increase was primarily due to the comparative increased volume of sold loans and the increase in spread on those sold loan portfolios with a variable, pass-through interest rate.

        A net gain on sale of investments of $1.6 million, resulting from the sale of the Company's two office buildings, and a gain of $292,000 on the sale of notes receivable, were recorded for the six months ended February 28, 2001 compared to a net gain on sale of other investments of $678,000, resulting from the sale of two golf courses in Pahrump, recorded for the six months ended February 29, 2000.

        Total costs and expenses for the Company increased to $46.6 million for the six months ended February 28, 2001 from $40.1 million for the six months ended February 29, 2000, an increase of 16.3%. The increase resulted primarily from an increase in direct costs of timeshare sales to $5.6 million from $4.6 million, an increase of 22.3%; an increase in marketing and sales expenses to $22.5 million from $17.9 million, an increase of 26.0%; and, an increase in general and administrative expenses to $9.3 million from $8.3 million, an increase of 12.7%. The increase in direct costs of timeshare sales is attributable to higher net timeshare sales during the current fiscal period compared to the same period last fiscal year. As a percentage of gross sales of timeshare interests and land, marketing and sales expenses related thereto increased to 56.8% for the six months ended February 28, 2001 from 52.2 % for the six months ended February 29, 2000. The increase in marketing and sales expense is due primarily to higher gross sales, new sales offices and general increases related to a competitive sales environment. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for timeshare interests and land; accordingly, the Company generally realizes lower profit margins from sales of timeshare interests than from sales of land. The increase in General and administrative expenses is primarily due to the inclusion of the rent expense related to the sale and leaseback of the two office buildings in fiscal 2001, the expense for which was formerly reported in Interest and Depreciation expense; an increase in recording and filing fees and escrow costs related to the increased sales volume; and, reserves for the Company's guaranty of office and equipment leases related to a previously affiliated company.

        Pre-tax income of $2.2 million was earned during the six months ended February 28, 2001 compared to pre-tax income of $1.7 million during the six months ended February 29, 2000.

        An income tax benefit of $137,000 was recorded for the six months ended February 28, 2001 compared to no income tax provision during the six months ended February 29, 2000, due to the use of net operating loss carryforwards which were previously fully reserved and currently are used to offset income on a consolidated basis. Income taxes are recorded, and the liability is adjusted, based on an ongoing review of related facts and circumstances.

        Net income applicable to common stock was $2.3 million during the six months ended February 28, 2001 compared to net income applicable to common stock of $1.7 million during the six months ended February 29, 2000, primarily due to the foregoing.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents for the Company were $1.3 million at February 28, 2001 compared to $1.1 million at August 31, 2000.

        PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of principal and interest on debt obligations, payments of marketing and sales expenses in connection with sales of timeshare interests and land, and payments of income taxes to Mego Financial. Marketing and sales expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through advances under PEC's lines of credit in the aggregate amount of $133.5 million, sales of receivables and cash flow from operations. At February 28, 2001, no commitments existed for material capital expenditures.

        At February 28, 2001, PEC had arrangements with 4 institutional lenders for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for lines of credit of up to an aggregate of $123.5 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At February 28, 2001, an aggregate of $102.2 million was outstanding under such lines of credit, and $21.3 million was available for borrowing. Under the terms of these lines of credit, PEC may borrow 65% to 90% of the balances of the pledged timeshare and land receivables. PEC is required to comply with certain covenants under these agreements, which, among other things, require PEC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that PEC maintains a minimum tangible net worth of $25 million. At February 28, 2001, PEC's tangible net worth was $33.0 million. Summarized lines of credit information and accompanying notes relating to these lines of credit outstanding at February 28, 2001, consist of the following (thousands of dollars):

    BORROWING          MAXIMUM
    AMOUNT AT         BORROWING          REVOLVING
FEBRUARY 28, 2001      AMOUNTS      EXPIRATION DATE (a)   MATURITY DATE       INTEREST RATE
-------------------  -------------  --------------------  ---------------  --------------------
          $ 51,963       $ 65,000   (b)  December 31, 2001  Various         Prime + 2.0 - 2.25%
------------------   ------------

            16,986         15,000   (c)  December 1, 2002   Various         Prime + 2.0
             7,842         11,500   (d)  December 31, 2001  Various         Prime + 2.0 - 3.00%
------------------   ------------
            24,828         26,500        Considered one borrowing line for the maximum amount.
------------------   ------------

            23,452         30,000   (e)  April 30, 2003     Various         Libor + 4.0 - 4.25%
             1,972          1,972   (f)                     July 30, 2003   Prime + 2.25%
------------------   ------------
         $ 102,215      $ 123,472
==================   ============

(a) When the revolver expires as shown, the loans convert to term loans with maturities as stated below. In addition, management expects to extend the lines on similar terms.

(b) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million. Other restrictions include: PEC's requirement to maintain costs and expenses for marketing and sales and general and administrative expenses relating to net processed sales for each fiscal quarter; PEC's requirement to maintain a minimum net processed sales requirement for each fiscal quarter; and PEC's requirement not to exceed a ratio of 4:1 of consolidated total liabilities to consolidated tangible net worth. At February 28, 2001, $48.4 million of loans secured by receivables were outstanding related to financings at prime plus 2%, of which $20.8 million of loans secured by land receivables mature May 15, 2011 and $27.6 million of loans secured by timeshare receivables mature May 15, 2008. The outstanding borrowing amount includes a real estate loan with an outstanding balance of $1.1 million maturing December 31. 2001, bearing interest at prime plus 2.25%. The remaining Acquisition and Development (A&D) loans, receivables loans and a resort lobby loan outstanding of $2.5 million are at prime plus 2% and mature December 31, 2001.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million during the life of the loan. These credit lines include available financing for A&D and receivables. At February 28, 2001, $5.9 million was outstanding under the A&D loan, which matures on June 30, 2004, and $11.1 million was outstanding under the receivables loan, which matures on May 31, 2004.

(d) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $15 million. This credit line consists of receivable financing with a maturity date of May 31, 2004, under which $4.5 million was outstanding at February 28, 2001, and a real estate loan of $3.3 million with a maturity date of December 31, 200l.

(e) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $17 million during the life of the loan. These credit lines include available financings for A&D and receivables. At February 28, 2001, $1.7 million was outstanding under the A&D loans which have a maturity date of April 30, 2003 and bear interest at the 90-day London Interbank Offering Rate (LIBOR) plus 4.25%. The available receivable financings, of which $21.7 million was outstanding at February 28, 2001, are at 90-day LIBOR plus 4% and have a maturity date of June 5, 2005.

(f) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million.



    A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):

                                                    SIX MONTHS ENDED
                                               ---------------------------
                                               FEBRUARY 28,   FEBRUARY 29,
                                                  2001           2000
                                               ------------   ------------
Marketing and selling expenses attributable
    to recognized and unrecognized sales         $ 22,025       $ 18,787
Less:  Down payments                               (6,375)        (5,678)
                                                 --------       --------
Cash Shortfall                                   $ 15,650       $ 13,109
                                                 ========       ========

        During the six months ended February 28, 2001, PEC sold $9.6 million in notes receivable. PEC did not sell any notes receivable during the six months ended February 29, 2000.

        PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables generally at the option of the purchaser. At February 28, 2001 and August 31, 2000, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $61.7 million and $59.6 million, respectively. At February 28, 2001, the repurchase provisions provide for substitution of receivables as recourse for $55.1 million of sold notes receivable and cash payments for repurchase relating to $6.6 million of sold notes receivable. The undiscounted amounts of the recourse obligations on such notes receivable were $4.4 million and $4.5 million at February 28, 2001 and August 31, 2000, respectively. PEC continually reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

        The components of the Company's debt, including lines of credit consist of the following (thousands of dollars):

                                                      FEBRUARY 28,   AUGUST 31,
                                                          2001          2000
                                                      ------------   ----------
Notes collateralized by receivables                     $ 85,805      $ 80,593
Mortgages collateralized by real estate properties        16,546        27,407
Installment contracts and other notes payable              1,226         1,131
                                                        --------      --------
       Total                                            $103,577      $109,131
                                                        ========      ========

        FINANCIAL CONDITION

        Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for the six months ended February 28, 2001 consisted of the following (thousands of dollars):


Balance at beginning of period                               $ 16,860
    Provision for cancellations                                 3,702
    Amounts charged to allowance for cancellations, net        (4,087)
                                                             --------
Balance at end of period                                     $ 16,475
                                                             ========

        The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):

                                                    FEBRUARY 28,   AUGUST 31,
                                                        2001          2000
                                                    ------------   ----------
Allowance for cancellations, excluding discounts      $ 12,544      $ 12,827
Reserve for notes receivable sold with recourse          3,931         4,033
                                                      --------      --------
       Total                                          $ 16,475      $ 16,860
                                                      ========      ========

February 28, 2001 Compared to August 31, 2000

        Cash and cash equivalents increased to $1.3 million at February 28, 2001 from $1.1 million at August 31, 2000.

        Notes receivable, net, increased $8.9 million to $92.1 million at February 28, 2001 from $83.2 million at August 31, 2000, as a result of net new receivables added, less sale of receivables, during the six months ended February 28, 2001.

        Timeshare interests held for sale decreased 15.8% to $19.6 million at February 28, 2001 from $23.3 million at August 31, 2000.

        Land and improvements inventory decreased 24.0% to $3.1 million at February 28, 2001 from $4.1 million at August 31, 2000.

        Notes and contracts payable decreased 5.1% to $103.6 million at February 28, 2001 from $109.1 million at August 31, 2000. This was primarily due to the debt paydown in connection with the sales of two office buildings and sale of notes receivables.

        Reserve for notes receivable sold with recourse decreased 2.5% to $3.9 million at February 28, 2001 from $4.0 million at August 31, 2000. Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company.

        Stockholders' equity increased 5.1% to $27.1 million at February 28, 2001 from $25.8 million at August 31, 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company engages in business activities that expose it to interest rate risk. The financial exposure is managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effects that the volatility of the interest rate market may have on the Company's operating results. The Company does not engage in speculative transactions or hold financial instruments for trading purposes.

        In August 2000, the Company entered into a $25 million, 5-year, interest rate swap transaction to hedge potential exposure to its variable rate notes' portfolio. The interest rate swap is considered and is documented as a highly effective cash flow hedge. The swap will mature in fiscal 2005, and the unrealized depreciation as of February 28, 2001 was $1.5 million. The fixed interest rate of the swap is 10.94%.

        Other than as previously noted, there was no material change for the quarter ended February 28, 2001 in the information about the Company's "Quantitative and Qualitative Disclosures About Market Risk" as disclosed in its Annual Report on Form 10K for the fiscal year ended August 31, 2000.


PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On February 6, 2001, plaintiff John Ruell filed a purported class action lawsuit in the District Court, Nye County, Nevada. The complaint alleges two causes of action against defendant PEC: (1) a claim requesting specific performance of an alleged obligation to provide an airport taxiway and water service to lot owners in Calvada Meadows Unite 2; and, (2) Fraud. The Complaint is alleged to be brought on behalf of a class consisting of all lot owners in Calvada Meadows Unit 2 located in Nye County, Nevada and seeks unspecified damages in excess of $10,000 and unspecified punitive damages. On March 14, 2001, PEC filed a motion to dismiss the complaint on the grounds that (i) all of the claims are barred by the Plaintiffs failure to exhaust administrative remedies and the primary administrative jurisdiction of the Nevada Public Utilities Commission; (ii) all of the claims are barred by the filed tariff doctrine; (iii) all of the claims are barred by the applicable statute of limitations; (iv) the claim for specific performance is inapplicable to the construction contracts at issue and money damages are an adequate remedy, precluding specific performance as a remedy, and (v) the fraud claim is barred due to the failure to plead fraud with particularity and because the mere failure to fulfill a promise to perform an act in the future does not amount to fraud. The hearing on PEC's motion to dismiss is scheduled for May 21, 2001.

        There has been no material change in the status of other litigation reported in the Company's Annual Report on Form 10-K for the year ended August 31, 2000.

ITEM 5.  OTHER INFORMATION

        On March 7, 2001, Leonard Toboroff was elected to the Board of
Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBITS

      EXHIBIT
      NUMBER                                DESCRIPTION
      -------                               -----------
      10.225      First Amendment to Loan and Security Agreement by and between
                  Preferred Equities Corporation and Dorfinco Corporation dated
                  November 30, 2000.

      10.226      First Amendment to General Loan and Security Agreement between
                  Steamboat Suites, Inc., and Preferred Equities Corporation dated February 1, 2001.

      10.227 Eighth Amendment to Forbearance Agreement and Amendment No. 13 to Second Amended and Restated and Consolidated Loan and
                  Security Agreement between Finova Capital corporation and
                  Preferred Equities Corporation dated December 29, 2000.

      10.228 Twelfth Amendment to Assignment and Assumption Agreement by and between RER Corp., COMAY Corp., Growth Realty Inc. and H&H
                  Financial, Inc. and Mego Financial Corp. dated February 15,
                  2001.

No reports on Form 8-K were filed during the period.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEGO FINANCIAL CORP.


                                        By: /s/ Charles G. Baltuskonis
                                           -------------------------------------
                                           Charles G. Baltuskonis
                                           Senior Vice President and Chief
                                           Accounting Officer



Date:   April 11, 2001