Form 10-Q
period 2001-05-31
MEGO FINANCIAL CORP
filed 2001-07-12
CIK 736035

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  May 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________________to______________


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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of July 12, 2001, there were 3,500,557 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

================================================================================

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                                                               Page
                                                                                                               ----
PART I    FINANCIAL INFORMATION
Item 1.   Condensed Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets at May 31, 2001 and August 31, 2000.....................         1

          Condensed Consolidated Income Statements for the Three and Nine Months Ended
              May 31, 2001 and 2000.....................................................................         2

          Condensed Consolidated Statements of Stockholders' Equity for the Nine Months Ended
              May 31, 2001..............................................................................         3

          Condensed Consolidated Statements of Cash Flows for the Nine  Months Ended
              May 31, 2001 and 2000.....................................................................         4

          Notes to Condensed Consolidated Financial Statements..........................................         5

Item 2.   Management's Discussion and Analysis of Financial Condition
          Results of Operations.........................................................................         6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................        13

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................................        14

Item 6.   Exhibits and Reports on Form 8-K..............................................................        14

SIGNATURE...............................................................................................        15

PART I      FINANCIAL INFORMATION
Item 1.     Condensed Financial Statements

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
          (thousands of dollars, except share and per share amounts)
                                  (unaudited)

                                                                                                         May 31,        August 31,
ASSETS                                                                                                     2001            2000
                                                                                                        ----------     -----------
Cash and cash equivalents                                                                               $      656      $   1,069
Restricted cash                                                                                              3,489          1,255
Notes receivable, net of allowance for cancellations and discounts of $14,152 at
    May 31, 2001 and $13,234 at August 31, 2000                                                            101,131         83,156
Interest only receivables, at fair value                                                                     3,334          2,701
Timeshare interests held for sale                                                                           19,501         23,307
Land and improvements inventory                                                                              2,612          4,113
Other investments                                                                                            4,485          4,492
Property and equipment, net of accumulated depreciation of $16,493 at May 31,
    2001 and $17,632 at August 31, 2000                                                                     16,760         23,167
Deferred selling costs                                                                                       5,673          5,231
Prepaid debt expenses                                                                                        2,226          2,060
Other assets                                                                                                15,678         18,041
                                                                                                        ----------      ---------

              TOTAL ASSETS                                                                              $  175,545      $ 168,592
                                                                                                        ==========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Notes and contracts payable                                                                         $  113,282      $ 109,131
    Accounts payable and accrued liabilities                                                                20,721         19,544
    Reserve for notes receivable sold with recourse                                                          3,641          4,033
    Deposits                                                                                                 3,078          2,841
    Accrued income taxes                                                                                     2,302          2,975
                                                                                                        ----------      ---------

              Total liabilities before subordinated debt                                                   143,024        138,524
                                                                                                        ----------      ---------

Subordinated debt                                                                                            4,211          4,286

Stockholders' equity:
    Preferred stock, $.01 par value (authorized--5,000,000 shares, none outstanding)
    Common stock, $.01 par value (authorized--50,000,000 shares; 3,500,557
      shares issued and outstanding at May 31, 2001 and August 31, 2000)                                        35             35
    Additional paid-in capital                                                                              13,068         13,068
    Retained earnings                                                                                       16,012         12,679
    Accumulated other comprehensive loss                                                                      (805)             -
                                                                                                        ----------      ---------

              Total stockholders' equity                                                                    28,310         25,782
                                                                                                        ----------      ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $  175,545      $ 168,592
                                                                                                        ==========      =========


           See notes to condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
          (thousands of dollars, except share and per share amounts)
                                  (unaudited)

                                                                          Three Months Ended               Nine Months Ended
                                                                               May 31,                          May 31,
                                                                   --------------------------------   -----------------------------
                                                                        2001             2000              2001             2000
                                                                   ---------------  ---------------   ---------------  ------------
REVENUES
    Timeshare interest sales, net                                     $   14,889       $   13,377        $   41,015      $   36,274
    Land sales, net                                                        5,742            5,851            15,569          14,433
    Interest income                                                        3,965            3,255            10,724           9,298
    Financial income                                                         844              241             2,173             782
    Gain on sale of notes receivable                                           -              635               292             635
    Gain on sale of investments and other assets                             (19)              31             1,589             709
    Incidental operations                                                    357              421             1,235           1,556
    Other                                                                  1,127              924             3,101           2,763
                                                                      ----------       ----------        ----------      ----------
               Total revenues                                             26,905           24,735            75,698          66,450
                                                                      ----------       ----------        ----------      ----------

COSTS AND EXPENSES
    Direct cost of:
       Timeshare interest sales                                            3,069            2,987             8,681           7,575
       Land sales                                                            964              943             2,510           2,240
    Interest expense                                                       3,046            3,194             9,178           9,173
    Marketing and sales                                                   13,260           10,857            35,781          28,724
    General and administrative                                             4,920            4,632            14,243          12,905
    Incidental operations                                                    447              278             1,154           1,377
    Depreciation                                                             333              449             1,076           1,400
                                                                      ----------       ----------        ----------      ----------
               Total costs and expenses                                   26,039           23,340            72,623          63,394
                                                                      ----------       ----------        ----------      ----------


INCOME BEFORE INCOME TAXES                                                   866            1,395             3,075           3,056

INCOME TAXES (BENEFIT)                                                      (121)               -              (258)              -
                                                                      ----------       ----------        ----------      ----------


NET INCOME APPLICABLE TO COMMON STOCK                                 $      987       $    1,395        $    3,333      $    3,056
                                                                      ==========       ==========        ==========      ==========
NET INCOME  PER COMMON SHARE
    Basic:

       Net income applicable to common stock                          $     0.28       $     0.40        $     0.95      $     0.87
                                                                      ==========       ==========        ==========      ==========

       Weighted-average number of common shares and common share
         equivalents outstanding                                       3,500,557        3,500,557         3,500,557       3,500,557
                                                                      ==========       ==========        ==========      ==========

    Diluted:
       Net income applicable to common stock                          $     0.28       $     0.40        $     0.95      $     0.87
                                                                      ==========       ==========        ==========      ==========


       Weighted-average number of common shares and common share
         equivalents outstanding                                       3,500,557        3,500,557         3,500,557       3,500,557
                                                                      ==========       ==========        ==========      ==========

           See notes to condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (thousands of dollars, except share and per share amounts)
                                  (unaudited)


                                                                                                       Accumulated
                                                    Common Stock           Additional                     other
                                                   $.01 par value           paid-in        Retained    comprehensive
                                                -------------------------
                                                   Shares       Amount      capital       earnings        loss          Total
                                                ------------ ------------ ------------- -------------- ------------ -----------
Balance at August 31, 2000                      3,500,557    $       35   $    13,068   $     12,679                $     25,782

Net income for the nine months ended
  May 31, 2001                                                                                 3,333                       3,333

Cumulative effect of change in accounting
  principle as of September 1, 2000 for
  unrealized loss on interest rate swaps,
  net of related income tax benefit of $87                                                             $      (168)         (168)

Unrealized loss on interest rate swaps for
  the nine months ended May 31, 2001, net of
  related income tax benefit of $ 328                                                                         (637)         (637)
                                                ---------    ----------   -----------   ------------   -----------  ------------

Total Comprehensive Income                                                                                                 2,528
                                                                                                                    ------------

Balances at May 31, 2001                        3,500,557    $       35   $    13,068   $     16,012   $      (805) $     28,310
                                                =========    ==========   ===========   ============   ===========  ============

           See notes to condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (thousands of dollars)
                                  (unaudited)

                                                                                                   Nine Months Ended May 31,
                                                                                             -------------------------------------
                                                                                                   2001                2000
                                                                                             -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                               $           3,333  $            3,056
                                                                                             -----------------  ------------------
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
       Charges to allowance for cancellations                                                           (6,276)             (6,339)
       Provision for cancellations                                                                       6,819               5,077
       Amortization of interest rate swap                                                                  188                   -
       Gain on sales of notes receivable and investments and other assets                               (1,881)             (1,344)
       Cost of sales                                                                                    11,191               9,815
       Depreciation                                                                                      1,076               1,400
       Amortization of interest only receivables                                                           495                 360
       Additions to interest only receivables                                                           (1,128)               (660)
       Repayments on notes receivable                                                                   34,943              37,412
       Additions to notes receivable                                                                   (63,450)            (59,656)
       Proceeds from sales of notes receivable                                                           9,889              19,594
       Purchase of land and timeshare interests                                                         (5,884)             (3,602)
       Changes in operating assets and liabilities:
         (Increase) decrease in restricted cash                                                         (2,234)                153
         (Increase) decrease in other assets                                                             2,197              (3,253)
         Increase in deferred selling costs                                                               (442)               (815)
         Decrease in accounts payable and accrued liabilities                                             (231)               (133)
         Increase in deposits                                                                              237                 464
         Decrease in accrued income taxes                                                                 (258)                  -
                                                                                             -----------------  ------------------
            Total adjustments                                                                          (14,749)             (1,527)
                                                                                             -----------------  ------------------
              Net cash provided by (used in) operating activities                                      (11,416)              1,529
                                                                                             -----------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                                    (933)             (1,292)
    Proceeds from the sale of property and equipment                                                     7,853               1,001
    Additions to other investments                                                                           -                 (34)
    Payments on other investments                                                                            -                  30
                                                                                                             -                   -
              Net cash provided by (used in) investing activities                                        6,920                (295)
                                                                                             -----------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                                            49,766              49,643
    Reduction of debt                                                                                  (45,615)            (50,740)
    Payments on subordinated debt                                                                          (75)               (429)
    Increase in subordinated debt                                                                            -                 237
              Net cash provided by (used in) financing activities                                        4,076              (1,289)
                                                                                             -----------------  ------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                 (420)                (55)
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD                                                         1,069               1,821
                                                                                             -----------------  ------------------

CASH AND CASH EQUIVALENTS -- END OF PERIOD                                                   $             649  $            1,766
                                                                                             =================  ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest, net of amounts capitalized                                                      $           9,114  $            9,101
                                                                                             =================  ==================

           See notes to condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     For the three and nine months ended May 31, 2001 and 2000 (unaudited)

1.   Financial Statements

          In the opinion of management, when read in conjunction with the audited Consolidated Financial Statements for the years ended August 31, 2000 and 1999, contained in the Form 10-K of Mego Financial Corp. (Mego Financial) filed with the Securities and Exchange Commission for the year ended August 31, 2000, the accompanying unaudited Condensed Consolidated Financial Statements contain all of the information necessary to present fairly the financial position of Mego Financial and subsidiaries at May 31, 2001, the results of its operations for the three and nine months ended May 31, 2001 and 2000, the change in stockholders' equity for the nine months ended May 31, 2001 and the cash flows for the nine months ended May 31, 2001 and 2000. All intercompany accounts between the parent and its subsidiaries have been eliminated.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein, which are normal and recurring in nature. The results of operations for the three and nine months ended May 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

          PEC markets and finances timeshare interests and land in select resort areas. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it either hypothecates or sells, and typically services. In February 1988, Mego Financial acquired PEC, pursuant to an assignment by Comay Corp., Growth Realty Inc., RER Corp., and H&H Financial, Inc., affiliates of the Company, of their contract right to purchase PEC.

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

4.   Stockholders' Equity

          Mego Financial's stock option plan (Stock Option Plan) provides for grants of non-qualified and qualified incentive options to officers, key employees and directors. Options for 48,570 shares of Mego Financial common stock were outstanding as of May 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

          The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain forward-looking statements and information relating to Mego Financial Corp. (Mego Financial) (Mego Financial and it subsidiaries are referred to herein collectively as the Company as the context requires) that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectations and estimates as to the Company's business operations, including the introduction of new timeshare and land sales programs and future financial performance, including growth in revenues and net income and cash flows. In addition, as used herein, the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.
          The following discussion and analysis should be read in conjunction with the Company's Form 10-K for the fiscal year ended August 31, 2000, and the Condensed Consolidated Financial Statements, including the notes thereto, contained elsewhere herein.

General

          The business of the Company is primarily the marketing, financing and sale of timeshare interests, retail lots and land parcels, and servicing the related receivables, and managing timeshare properties. The Company, through its subsidiary, Preferred Equities Corporation (PEC), provides financing to purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust and mortgages. These notes receivable are payable over a period up to twelve years, bear interest at rates generally ranging from 12.5% to 15.5%, and require equal monthly installments of principal and interest.

          PEC has entered into financing arrangements with certain purchasers of timeshare interests and land whereby a 5% interest rate is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. Notes receivable of $6.1 million at May 31, 2001 and $6.4 million at August 31, 2000 were made under this arrangement.

PEC
---

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

          Notes receivable with payment delinquencies of 90 days or more have been considered in determining the allowance for cancellations. Cancellations occur when the note receivable is determined to be uncollectible and the related collateral, if any, has been recovered, or is in the process of being recovered. Cancellation of a note receivable in the quarter the related sales revenue is recognized is accounted for as a reversal of the revenue with an adjustment to cost of sales. Cancellation of a note receivable subsequent to the quarter the revenue was recognized is charged to the allowance for cancellations.

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

          In discounting cash flows related to notes receivable sales, PEC defers servicing income at an annual rate of 1% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. Earned servicing income is included under the caption of financial income. The cash flows were discounted to present value using a discount rate of 15% for the nine months ended May 31, 2001 and 2000. PEC has developed its assumptions based on experience with its own portfolio, available market data and consultation with its financial advisors.

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

          Land sales as of May 31, 2001 exclude $20.3 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received or the respective recission periods have not yet expired. Of the $20.3 million unrecognized land sales, the Company estimates that it will ultimately recognize $16.7 million of revenues, which would be reduced by a related provision for cancellations of $1.7 million, estimated deferred selling costs of $4.7 million and cost of sales of $2.5 million, for an estimated net profit of $7.8 million.

Results of Operations

Three Months Ended May 31, 2001 Compared to Three Months Ended May 31, 2000

          Total revenues for the Company increased 8.8% or $2.2 million to $26.9 million during the three months ended May 31, 2001 from $24.7 million during the three months ended May 31, 2000. The net increase was primarily due to a change in the following items (thousands of dollars):

                                          Three Months Ended May 31,
                                     ----------------------------------
                                                                Increase
                                       2001          2000      (Decrease)
                                     -------       -------      -------
Timeshare interest sales             $14,889       $13,377       $1,512
Interest income                        3,965         3,255          710
Financial income                         844           241          603
Gain on sale of notes receivable           -           635         (635)

          Gross sales of timeshare interests increased to $17.3 million during the three months ended May 31, 2001 from $15.3 million during the three months ended May 31, 2000, an increase of 13.3%. Net sales of timeshare interests increased to $14.9 million from $13.4 million, an increase of 11.3%. The increase is primarily attributable to the success of the off-site sales offices, as well as by certain price increases implemented at most of the resorts. The Houston sales office opened in March 2000, and was in its early marketing efforts during the three months ended May 31, 2000, thus helping in the favorable 2001 comparison. The provision for cancellations represented 14.1% and 12.5%, respectively, of gross sales for the three months ended May 31, 2001 and 2000, primarily due to a provision adjustment in fiscal 2001 reflecting the results of the customary review of the allowance adequacy. During the review, consideration was given to negative economic and industry conditions, and their potential effect on future allowance requirements.

          Gross sales of land increased to $6.4 million during the three months ended May 31, 2001 from $6.3 million during the three months ended May 31, 2000, an increase of 2.0%. Net sales of land decreased to $5.7 million during the three months ended May 31, 2001 from $5.9 million during the three months ended May 31, 2000, a decrease of 1.9%. The provision for cancellations represented 10.5% and 7.0%, respectively, of gross sales of land for the three months ended May 31, 2001 and 2000, primarily due to a provision adjustment in fiscal 2001 reflecting on the results of the customary review of the allowance adequacy. During the review, consideration was given to negative economic and industry conditions, and their potential effect on future allowance requirements.

          Interest income increased 21.8% to $4.0 million for the three months ended May 31, 2001 from $3.3 million for the three months ended May 31, 2000, primarily due to increased average notes receivable balances for the comparative quarters.

          During the three months ended May 31, 2001, there were no sales of receivables, nor gains thereon, compared to a $635,000 net gain during the three months ended May 31, 2000.

          Financial income increased to $844,000 during the three months ended May 31, 2001 from $241,000 for the three months ended May 31, 2000, an increase of 250.2%. The increase was primarily due to the comparative increased volume of sold loans and the increase in spread (including an increase in fair value of interest only receivables) on those sold loan portfolios with a variable, pass-through interest rate.

          Total costs and expenses for the Company increased to $26.0 million for the three months ended May 31, 2001 from $23.3 million for the three months ended May 31, 2000, an increase of 11.6%. The increase resulted primarily from an increase of $2.4 million in marketing and sales expense, an increase of 22.1%; and, an increase of $288,000 in general and administrative expenses, an increase of 6.2%. As a percentage of gross sales of timeshare interests and land, marketing and sales expenses related thereto increased to 55.8% for the three months ended May 31, 2001 from 50.3% for the three months ended May 31, 2000. The increase in marketing and sales expenses is due primarily to new sales offices and general increases related to a competitive sales environment. The increase in general and administrative expenses is due primarily to the inclusion of the rent expense related to the sale and leaseback of the two office buildings in fiscal 2001, the expense for which was formerly reported in Interest and Depreciation expense.

          Interest expense decreased to $3.0 million during the three months ended May 31, 2001 from $3.2 million during the three months ended May 31, 2000, a decrease of 4.6%. While there was a higher average outstanding balance of Notes and contracts payable during the three months ended May 31, 2001 compared to the three months ended May 31, 2000, this was more than offset by a decrease in interest expense as a result of the reduction of debt related to the sale of the office buildings and the decrease in overall interest expense related to the prime rate decline.

          Pre-tax income of $866,000 was earned during the three months ended May 31, 2001 compared to pre-tax income of $1.4 million during the three months ended May 31, 2000.

          An income tax benefit of $121,000 was recorded for the three months ended May 31, 2001 compared to no income tax provision for the three months ended May 31, 2000, due to the use of net operating loss carryforwards which were previously fully reserved and are used to offset income on a consolidated basis. Income taxes are recorded, and the liability is adjusted, based on an ongoing review of related facts and circumstances.

          Net income applicable to common stock amounted to $1.0 million during the three months ended May 31, 2001 compared to net income applicable to common stock of $1.4 million during the three months ended May 31, 2000, primarily due to the foregoing.

Nine Months Ended May 31, 2001 Compared to Nine Months Ended May 31, 2000

          Total revenues for the Company increased 13.9%, or $9.2 million, to $75.7 million during the nine months ended May 31, 2001 from $66.5 million during the nine months ended May 31, 2000. The increase was primarily due to a change in the following items (thousands of dollars):

                                                                                    Nine Months Ended May 31,
                                                                              ----------------------------------
                                                                                2001          2000      Increase
                                                                              --------      --------    --------
Timeshare interest and land sales                                             $56,584       $50,707      $5,877
Interest income                                                                10,724         9,298       1,426
Financial income                                                                2,173           782       1,391
Gain on sale of notes receivable and investments and other assets               1,881         1,344         537

          Gross sales of timeshare interests increased to $46.7 million during the nine months ended May 31, 2001 compared to $40.6 million during the nine months ended May 31, 2000, an increase of 15.1%. Net sales of timeshare interests increased to $41.0 million from $36.3 million, an increase of 13.1%. The provision for cancellations represented 12.2% of gross sales of timeshare interests for the nine months ended May 31, 2001 and 10.6% for the nine months ended May 31, 2000, primarily due to an upward provision adjustment during the nine months ended May 31, 2001 and downward adjustments during the nine months ended May 31, 2000, reflecting the results of customary reviews of the adequacy of the allowance.

          Gross sales of land increased to $16.7 million during the nine months ended May 31, 2001 from $15.2 million during the nine months ended May 31, 2000, an increase of 9.8%. Net sales of land increased to $15.6 million during the nine months ended May 31, 2001 from $14.4 million during the nine months ended May 31, 2000, an increase of 7.9%. The provision for cancellations increased to 6.6% of gross sales of land for the nine months ended May 31, 2001 from 5.0% for the nine months ended May 31, 2000, primarily due to an upward provision adjustment during the nine months ended May 31, 2001 and downward adjustments during the nine months ended May 31, 2000, reflecting the results of customary reviews of the adequacy of the allowance.

          Interest income increased to $10.7 million for the nine months ended May 31, 2001 from $9.3 million for the nine months ended May 31, 2000, an increase of 15.3%, primarily due to increased notes receivable for the current period.

          A net gain on sale of investments and other assets of $1.6 million, resulting primarily from the sale of the Company's two office buildings, and a net gain of $292,000 on the sale of notes receivable, were recorded for the nine months ended May

31, 2001, compared to a net gain on sale of investments and other assets of $709,000, resulting primarily from the sale of two golf courses in Pahrump, Nevada, and $635,000 gain on sales of notes receivables, for the nine months ended May 31, 2000.

          Financial income increased to $2.2 million during the nine months ended May 31, 2001 from $782,000 for the nine months ended May 31, 2000, an increase of 177.9%. The increase was primarily due to the comparative increased volume of sold loans and the increase in spread (including an increase in fair value of interest only receivables) on those sold loan portfolios with a variable, pass-through interest rate.

          Total costs and expenses for the Company increased to $72.6 million for the nine months ended May 31, 2001 from $63.4 million for the nine months ended May 31, 2000, an increase of 14.6%. The increase resulted primarily from an increase in direct costs of timeshare interest and land sales to $11.2 million from $9.8 million, an increase of 14.0%; an increase in marketing and sales expenses to $35.8 million from $28.7 million, an increase of 24.6%; and, an increase in general and administrative expenses to $14.4 million from $12.9 million, an increase of 11.3%. The increase in direct costs of timeshare sales is attributable to higher net timeshare sales during the current fiscal period compared to the same period last fiscal year. As a percentage of gross sales of timeshare interests and land, marketing and sales expense related thereto increased to 56.4% for the nine months ended May 31, 2001 from 51.5% for the nine months ended May 31, 2000. The increase in marketing and sales expenses is due primarily to new sales offices and general increases related to a competitive sales environment. The increase in general and administrative expenses is due primarily to the inclusion of the rent expense related to the sale and leaseback of the two office buildings in fiscal 2001, the expense for which was formerly reported in Interest and Depreciation expense; an increase in recording and filing fees and escrow costs related to the increased sales volume; and, reserves for the Company's guaranty of office and equipment leases related to a previously affiliated company.

          Pre-tax income of $3.1 million was earned during each of the nine months ended May 31, 2001 and 2000.

          An income tax benefit of $258,000 was recorded for the nine months ended May 31, 2001 compared to no income tax provision or benefit recorded for the nine months ended May 31, 2000. Income taxes are recorded, and the liability is adjusted, based on an ongoing review of related facts and circumstances.

          Net income applicable to common stock was $3.3 million during the nine months ended May 31, 2001 compared to net income applicable to common stock of $3.1 million during the nine months ended May 31, 2000, primarily due to the foregoing.

Liquidity and Capital Resources

          Cash and cash equivalents for the Company were $656,000 at May 31, 2001 compared to $1.1 million at August 31, 2000. The fluctuation in this account is primarily due to the timing of the Company's fundings, which occur in the normal course of business.

          PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of principal and interest on debt obligations, and payments of marketing and sales expenses in connection with sales of timeshare interests and land and payments of income taxes to Mego Financial. Marketing and sales expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through advances under PEC's lines of credit in the aggregate amount of $137.0 million, sales of receivables and cash flows from operations. At May 31, 2001, no commitments existed for material capital expenditures.

          At May 31, 2001, PEC had arrangements with 5 institutional lenders for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for lines of credit of up to an aggregate of $137.0 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At May 31, 2001, an aggregate of $110.4 million was outstanding under such lines of credit, and $26.6 million was available for borrowing. Under the terms of these lines of credit, PEC may borrow 65% to 90% of the balances of the pledged timeshare and land receivables. PEC is required to comply with certain covenants under these agreements, which, among other things, require PEC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that PEC maintain a minimum tangible net worth of $25 million. At May 31, 2001, PEC's tangible net worth was $33.6 million. Summarized lines of credit information and accompanying notes relating to these lines of credit outstanding at May 31, 2001, consist of the following (thousands of dollars):

            Borrowing                  Maximum
            Amount at                 Borrowing               Revolving
          May 31, 2001                 Amounts           Expiration Date (A)         Maturity Date (A)         Interest Rate
     ----------------------      -----------------      ---------------------        -----------------       ------------------

     $               54,668      $          65,000      (b) December 31, 2001        Various                 Prime +  2.0 - 2.25%
                     28,360                 35,000      (c) December 1, 2002         Various                 Prime +  2.0 -3%

                     26,894                 30,000      (d) April 30, 2003           Various                 Libor +  4.0 - 4.25%
                          -                  5,000      (e) February 4, 2002         None                    Prime + 1%
                      1,972                  1,972      (f)                          July 31, 2003           Prime + 2.25%
     ----------------------      -----------------
     $              111,894      $         136,972
     ======================      =================



(a) As it has typically done in the past, management expects to extend the Revolving Expiration Date and Maturity Date on similar terms. When the Revolving Expiration Date expires as shown, the loans convert to term loans with maturities as stated or extended.

(b) Covenants include PEC's requirement to maintain a minimum tangible net worth of $25 million. Other covenants include: PEC's requirement not to exceed a ratio of 4:1 of consolidated total liabilities to consolidated tangible net worth; PEC's requirement to maintain a minimum net processed sales for each fiscal quarter; and, PEC's requirement to maintain a maximum percentage of costs and expenses for Marketing and sales and General and administrative expenses relating to net processed sales for each rolling 12-month period. The maximum percentage related to costs and expenses referred to above has been exceeded in the past two quarters. This does not constitute an Event of Default under the loan agreement, however, it gives the lender the option to suspend advances to PEC under the line of credit. The lender has not elected to do so, has continued to make regular advances and has informed us verbally that they intend to continue such advances. At May 31, 2001, $52.2 million of loans secured by receivables were outstanding related to financings at prime plus 2%, of which $21.9 million of loans secured by land receivables mature May 15, 2010 and $30.3 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes a real estate loan with an outstanding balance of $597,000 maturing December 31, 2001, bearing interest at prime plus 2.25%. The remaining Acquisition and Development (A&D) loans, receivables loans and a resort lobby loan outstanding of $1.9 million are at prime plus 2% and mature December 31, 2001.

(c) Covenants include PEC's requirement to maintain a minimum tangible net worth of $25 million during the life of the loan. These credit lines include available financing for A&D and receivables. At May 31, 2001, $5.3 million was outstanding under the A&D loan, which matures on June 30, 2004, and $17.0 million was outstanding under the receivables loan, which matures on May 31, 2004. There also are two working capital loans: $2.5 million at prime plus 3% which expires December 31, 2001, and $3.6 million at prime plus 2%, which expires April 1, 2005, and is secured by inventory.

(d) Covenants include PEC's requirement to maintain a minimum tangible net worth, which amount is $26.7 million as of May 31, 2001. These credit lines include available financings for A&D and receivables. At May 31, 2001, $3.2 million was outstanding under the A&D loans which have a maturity date of April 30, 2003 and bear interest at the 90-day London Interbank Offering Rate (LIBOR) plus 4%. The available receivable financings, of which $23.7 million was outstanding at May 31, 2001, are at 90-day LIBOR plus 4% and have a maturity date of March 30, 2006.

(e) Covenants include PEC's requirement to maintain a minimum tangible net worth of $20 million during the life of the loan. This is a receivables line, which bears interest at prime plus 1% and matures on February 4, 2002.

(f) Covenants include PEC's requirement to maintain a minimum tangible net worth of $25 million.

     A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):

                                                                              Nine Months Ended May 31,
                                                                           -------------------------------
                                                                              2001                 2000
                                                                           -------------------------------
          Marketing and selling expenses attributable
                to recognized and unrecognized sales                       $   35,354            $  29,539
          Less:  Down payments                                                 (9,764)              (8,175)
                                                                           ----------            ---------
          Cash Shortfall                                                   $   25,590            $  21,364
                                                                           ==========            =========


     During the nine months ended May 31, 2001 and 2000, PEC sold $9.6 million and $19.0, respectively, in notes receivable.

     PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables generally at the option of the purchaser. At May 31, 2001, and August 31, 2000, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $54.2 million and $59.6 million, respectively. At May 31, 2001, the repurchase provisions provide for substitution of receivables as recourse for $48.5 million of sold notes receivable and cash payments for repurchase relating to $5.7 million of sold notes receivable. The undiscounted amounts of the recourse obligations on such notes receivable were $4.1 million and $4.5 million at May 31, 2001 and August 31, 2000, respectively. PEC continually reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

     The components of the Company's debt, including lines of credit consist of the following (thousands of dollars):

                                                                        May 31,              August 31,
                                                                          2001                  2000
                                                                   -------------------   -----------------
     Notes collateralized by receivables                             $          92,814   $          80,593
     Mortgages collateralized by real estate properties                         19,196              27,407
     Installment contracts and other notes payable                               1,272               1,131
                                                                   -------------------   -----------------
       Total                                                         $         113,282   $         109,131
                                                                   ===================   =================


Financial Condition

     Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for the nine months ended May 31, 2001, consisted of the following (thousands of dollars):

     Balance at beginning of period                                               $      16,860
       Provision for cancellations                                                        6,819
       Amounts charged to allowance for cancellations, net                               (6,276)
                                                                                  -------------
     Balance at end of period                                                     $      17,403
                                                                                  =============


     The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):

                                                           May 31,    August 31,
                                                            2001        2000
                                                          ---------   ---------
Allowance for cancellations, excluding discounts          $  13,762   $  12,827
Reserve for notes receivable sold with recourse               3,641       4,033
                                                          ---------   ---------
       Total                                              $  17,403    $ 16,860
                                                          =========   =========



May 31, 2001 Compared to August 31, 2000

       Cash and cash equivalents decreased to $656,000 at May 31, 2001 from $1.1 million at August 31, 2000. The fluctuation in this account is primarily due to the timing of the Company's fundings, which occur in the normal course of business.

       Notes receivable, net, increased 21.6% to $101.1 million at May 31, 2001 from $83.2 million at August 31, 2000 primarily as a result of net new receivables added.

       Timeshare interests held for sale decreased 16.3% to $19.5 million at May 31, 2001 from $23.3 million at August 31, 2000.

       Land and improvements inventory decreased 36.5% to $2.6 million at May 31, 2001 from $4.1 million at August 31, 2000.

       Notes and contracts payable increased 3.8% to $113.3 million at May 31, 2001 from $109.1 million at August 31, 2000. Net borrowings related to the financing of receivables more than offset the decrease due to normal portfolio amortization, the debt paydowns in connection with the sales of two office buildings and sale of notes receivable.

       Reserve for notes receivable sold with recourse decreased 9.7% to $3.6 million at May 31, 2001 from $4.0 million at August 31, 2000. Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and the Company.

       Stockholders' equity increased 9.8% to $28.3 million at May 31, 2001 from $25.8 million at August 31, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          There was no material change for the three months ended May 31, 2001 in the information about the Company's "Quantitative and Qualitative Disclosures About Market Risk" as disclosed in its Annual Report on Form 10-K for the fiscal year ended August 31, 2000, except as reported in the Company's Form 10-Q's for the quarters ended November 30, 2000 and February 28, 2001.

PART II   OTHER INFORMATION

Item 1.

     There has been no material change in the status of other litigation reported in the Company's Annual Report on Form 10-K for the year ended August 31, 2001, except as reported herein and in its Form 10-Q's for the quarters ended November 30, 2000 and February 28, 2001.

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits

     Exhibit                             Description
     -------                             -----------
     Number
     ------

       10.229 Hypothecation Loan Agreement dated February 6, 2001 between Preferred Equities Corporation and HSBC Bank USA.

       10.230 Amended and Restated Loan and Security Agreement by and between Preferred Equities Corporation and Heller Financial, Inc. dated April 5, 2001.

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



                                          MEGO FINANCIAL CORP.


                                          By:/s/ Charles G. Baltuskonis
                                             --------------------------------
                                             Charles G. Baltuskonis
                                             Senior Vice President and Chief
                                             Accounting Officer



Date: July 12, 2001

                                 Exhibit Index

Ex #                          Exhibit Description



10.229 Hypothecation Loan Agreement dated February 6, 2001 between Preferred Equities Corporation and HSBC Bank USA.

10.230 Amended and Restated Loan and Security Agreement by and between Preferred Equities Corporation and Heller Financial, Inc. dated April 5, 2001.