Form 10-K
period 2001-08-31
MEGO FINANCIAL CORP
filed 2001-11-29
CIK 736035

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

                   For the fiscal year ended August 31, 2001
                                             ---------------

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from _______________ to _______________

                        Commission file number  1-8645

                             MEGO FINANCIAL CORP.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        New York                                            13-5629885
---------------------------------                   --------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                        identification no.)


          4310 Paradise Road, Las Vegas, NV                    89109
--------------------------------------------------------------------------------
       (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code             702-737-3700
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes[X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of November 16, 2001, 3,500,557 shares of the registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant as of November 16, 2001 was approximately $7,511,223 based on a closing price of $3.99 for the common stock as reported on the NASDAQ National Market on such date. For purposes of the foregoing computation, all executive officers, Directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, Directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                             MEGO FINANCIAL CORP.

                          ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                                   PART I                         PAGE
Item 1.    Business.............................................    1
Item 2.    Properties...........................................   11
Item 3.    Legal Proceedings....................................   11
Item 4.    Submission of Matters to a Vote of Security Holders..   12

                                    PART II

Item 5.    Market for the Registrant's Common Equity and
           Related Security Holder Matters......................   12
Item 6.    Selected Consolidated Financial Data.................   13
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations................   15
Item 7A.   Quantitative and Qualitative Disclosures
           About Market Risk....................................   25
Item 8.    Financial Statements and Supplementary Data..........   26
Item 9.    Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure...............   26

                                    PART III

Item 10.   Directors and Executive Officers of the Company......   27
Item 11.   Executive Compensation...............................   29
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management.......................................   33
Item 13.   Certain Relationships and Related Transactions.......   34

                                    PART IV

Item 14.   Exhibits, Financial Statements, Schedules and
           Reports on Form 8-K..................................   35
           Signatures...........................................   47

                                    PART I

Item 1.  Business

General

     Mego Financial Corp. (Mego Financial) is a premier developer and operator of timeshare properties and a provider of consumer financing to purchasers of its timeshare intervals and land parcels through its wholly-owned subsidiary, Preferred Equities Corporation (PEC) established in 1970. PEC also manages timeshare properties and receives management fees as well as fees based on sales of timeshare interests. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it hypothecates, sells and services. Unless the context requires otherwise, the "Company" refers to Mego Financial and its consolidated subsidiaries. The terms "fiscal 2001", "fiscal 2000", and "fiscal 1999" refer to the fiscal years ended August 31, 2001, 2000 and 1999, respectively.

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

Recent Events

     On October 2, 2001, CNUC entered into an agreement with Utilities Inc. providing for the acquisition by Utilities Inc. of all of the assets of CNUC for $5,500,000 (Asset Sale). Utilities Inc. has deposited $500,000 of the purchase price to assure its performance of the agreement. The transaction is subject to the approval of the Nevada Public Utilities Commission, which approval is expected on or before April 15, 2002. CNUC has assigned a portion of the proceeds from the Asset Sale to secure the Note mentioned below. The proceeds from the Asset Sale will be used for working capital and to reduce debt. The Asset Sale is not expected to have a significant impact on the Company's fiscal 2002 results of operations.

     On October 15, 2001, the Company and LC Acquisition Corp., a California corporation (LC), entered into a short-term financing agreement, modified on November 8, and November 15, 2001, pursuant to which LC agreed to lend to the Company an aggregate of $3,000,000 in two tranches. In connection with this financing arrangement, the Company issued to LC a promissory note (Note) bearing interest at 12% per annum. Payment of the Note is guaranteed by PEC and the guaranty is secured by a pledge of the stock of CNUC and a partial assignment of proceeds from the Asset Sale referred to above. The Note is payable on the date the Asset Sale is consummated or August 31, 2002, whichever is earlier.

Preferred Equities Corporation

General

     PEC acquires, develops and converts rental and condominium apartment buildings and hotels for sale as timeshare interests and engages in the retail sale of land. PEC's strategy is to acquire properties in desirable destination resort areas that offer a range of recreational activities and amenities. PEC markets and sells timeshare interests in its resorts in Las Vegas and Reno, Nevada; Honolulu, Hawaii; Brigantine, New Jersey; Steamboat Springs, Colorado; Indian Shores and Orlando, Florida; and sells land in Nevada and Colorado. PEC owns property in Biloxi, Mississippi, which was considered for a possible timeshare resort but is now listed for sale. Major lodging, hospitality and entertainment companies, including The Walt Disney Company, Hilton Hotels Corporation, Marriott Ownership Resorts, Inc. and Hyatt Corporation, among others, have commenced developing and marketing timeshare interests in various resort properties. The Company believes that the entry into the timeshare industry of these large and well-known lodging, hospitality and entertainment companies has contributed to the growth and acceptance of the industry. To enhance its competitive position, in April 1995, PEC entered into a strategic alliance with Ramada Franchise Systems, Inc. (Ramada) and its parent, Hospitality Franchise Systems, Inc., now Cendant Corporation (Cendant), pursuant to which PEC was granted a ten-year (including a renewal option) exclusive license to operate both its existing and future timeshare properties under the name "Ramada Vacation Suites." The American Resort Development Association

(ARDA) estimates that over 2 million families in the United States own timeshare interests in resorts worldwide and that sales of timeshare interests in the United States aggregated approximately $4 billion in 2000. Additionally, it is estimated by ARDA that sales volume is increasing at a compounded annual rate of approximately 16% due to the entry of brand-name hospitality firms and well-financed publicly held companies with lower costs of capital and strong growth among seasoned timeshare companies.

Timeshare Properties and Sales

     The timeshare interests offered by PEC in its resorts other than in Hawaii generally consist of undivided fee interests in the land and facilities comprising the property or an undivided fee interest in a particular unit, pursuant to which the owner acquires the perpetual right to weekly occupancy of a residence unit each year. In its resort in Hawaii, PEC offers "right-to-use" interests, pursuant to which the owner has occupancy rights for one week each year until December 31, 2009, the last full year of the underlying land lease for the resort property. During fiscal 2001, 2000 and 1999, PEC had net sales of 3,659, 2,885 and 2,841 timeshare interests, respectively, at prices ranging from $4,250 to $32,990.

     The Company believes that PEC's alliance with Ramada has enabled it to capitalize on the Ramada reputation, name recognition and customer profile, which closely matches PEC's customer profile. The agreement with Ramada ("Agreement") required PEC to pay an initial access fee of $1 million and monthly recurring fees equal to 1% of PEC's Gross Sales (as defined in the Agreement) through January 1996 and 1.5% of PEC's Gross Sales each month commencing in February 1996, with certain minimums that increase each year. The Agreement was modified in November 2001, so that the Minimum Recurring Fees applicable to calendar 2001 will be reduced by $600,000. The initial term of
the Agreement was 5 years.   PEC exercised the option to renew the Agreement for
an additional term of 5 years which will expire on December 31, 2005. The Company believes it has benefited from the use of the Ramada name, but is unable to quantify the amount of such benefit.

     PEC also offers a sales program whereby a customer pays a fixed fee on an installment basis to use a timeshare interest during an initial one-year period with an option to purchase the timeshare interest. If the customer exercises the option to purchase the interest, the fixed fee is applied toward the down payment of the timeshare interest purchased.

     PEC's Ramada Vacation Suites at Las Vegas includes 37 buildings with a
           -----------------------------------
total of 489 studio, one- and two- bedroom units that have been converted for sale as 24,939 timeshare interests. As of August 31, 2001, 2,236 timeshare interests remained available for sale. The resort is in close proximity to "the Strip" in Las Vegas and features swimming pools and other amenities. PEC has completed an expansion of the resort common areas to include an expanded lobby, convenience store and expanded sales facilities.

     The Ramada Vacation Suites at Reno consists of a 95-unit hotel that has
         ------------------------------
been converted for sale as 4,845 timeshare interests. As of August 31, 2001, 887 timeshare interests remained available for sale. The resort has substantially completed major renovations and features an indoor swimming pool, exercise facilities, sauna, jacuzzi and sun deck.

     The Ramada Vacation Suites at Honolulu is an 80-unit hotel consisting of 3
         ----------------------------------
buildings that have been converted for sale as 4,160 timeshare interests. As of August 31, 2001, 733 timeshare interests remained available for sale. The resort is within walking distance of a public beach and features a swimming pool and jacuzzi. PEC has a leasehold interest in the buildings, equipment and furnishings which expires in December 2009. The annual rental payments total approximately $192,000.

     The Ramada Vacation Suites at Steamboat Springs consists of 60 one- and
         -------------------------------------------
two-bedroom units, which have been converted for sale as 3,060 timeshare interests. As of August 31, 2001, 797 timeshare interests remained available for sale. PEC acquired this condominium resort in 1994 and completed the conversion in 1995. PEC has constructed a 5,500-square foot amenity building at this resort that features a spa and sauna.

     The Ramada Vacation Suites - Hilltop at Steamboat Springs is a converted
         -----------------------------------------------------
hotel building with indoor swimming pool, restaurant, cocktail lounge and meeting room facilities. The complex contains 56 one- and two-bedroom units to be sold as 2,856 timeshare interests. As of August 31, 2001, 1,519 timeshare interests remained available for sale. The resort is located in Steamboat Springs, Colorado, in close proximity to ski slopes and other attractions.

     The Ramada Vacation Suites at Orlando consists of an 8-building, 120 unit
         ---------------------------------
complex that has been converted into 6,120 timeshare interests. As of August 31, 2001, 380 timeshare interests remained available for sale. Three additional buildings, containing 42 units to be sold as 2,184 timeshare interests, are under construction in phases, and will be available for sale in fiscal 2002. In addition, the Company acquired the remaining 8 buildings of the related property and is currently operating it as a hotel, Ramada Inn All Suites. The Company plans to convert as needed over the next several years the hotel property into 109 units to be sold as 5,688 timeshare interests. The resort features a pool and is located near the major tourist attractions.

     The Ramada Vacation Suites at Indian Shores consists of a 2-building
         ---------------------------------------
complex, which has been converted into a total of 32 one- and two-bedroom units to be sold as 1,632 timeshare interests. As of August 31, 2001, 52 timeshare interests remained available for sale. The resort is located on the intercoastal waterway in close proximity to St. Petersburg and Clearwater, Florida.

     The Ramada Vacation Suites on Brigantine Beach consists of a 91-unit hotel
         ------------------------------------------
and a 17-unit three-story building that have been either converted or constructed for sale as 5,508 timeshare interests. As of August 31, 2001, 792 timeshare interests were available for sale. The resort, located on beach front property in close proximity to Atlantic City, New Jersey, features an enclosed swimming pool, cocktail lounge, bar and restaurant.

     The following table sets forth certain information regarding the timeshare interests at the Company's resort properties:

                                                                 Steamboat                              Indian
                                 Las Vegas     Reno    Waikiki    Springs     Hilltop    Orlando        Shores   Brigantine
                               -----------------------------------------------------------------    -----------------------

Maximum number                      24,939     4,845     4,160       3,060      2,856      6,120 (1)      1,632       5,508 (2)

Net number sold through
August 31, 2001                     22,703     3,958     3,427       2,263      1,337      5,740          1,580       4,716

Number available for sale
at August 31, 2001                   2,236       887       733         797      1,519        380             52         792

Percent sold through
August 31, 2001                         91%       82%       82%         74%        47%        94%            97%         86%

Number sold during the
year ended August 31, 2001           2,452       616       308         231        756      1,956             84         193

Number reacquired during
the year ended August 31,
2001 through:

Contract cancellations                 348        99       244          29         28        172             18          30
Exchanges (3)                          769        99       184         186        193        255             65          68
Acquired for unpaid
maintenance fees                        48        56        36           -          -          -              -          10
                               -----------------------------------------------------------------    -----------------------

Total number reacquired
during the year                      1,165       254       464         215        221        427             83         108
                               -----------------------------------------------------------------    -----------------------

Net number sold (reacquired)
during the year ended
August 31, 2001                      1,287       362      (156)         16        535      1,529              1          85

Additional pending
as of August 31, 2001                    -         -         -           -          -      2,184              -           -

Sales prices of timeshare
interests available at
August 31,2001
Low                                $ 9,990    $4,990    $4,250     $ 8,990    $ 8,990    $ 9,990        $ 9,990     $ 4,250
High                               $22,990    $8,990    $6,450     $26,990    $32,990    $14,990        $17,990     $22,550
Average                            $12,101    $5,792    $4,515     $16,208    $15,374    $14,537        $12,471     $ 7,869

                                   Total
                               -----------

Maximum number                    53,120

Net number sold through
August 31, 2001                   45,724

Number available for sale
at August 31, 2001                 7,396

Percent sold through
August 31, 2001                       86%

Number sold during the
year ended August 31, 2001         6,596

Number reacquired during
the year ended August 31,
2001 through:

Contract cancellations               968
Exchanges (3)                      1,819
Acquired for unpaid
maintenance fees                     150
                             -----------

Total number reacquired
during the year                    2,937
                             -----------

Net number sold (reacquired)
during the year ended
August 31, 2001                    3,659

Additional pending
as of August 31, 2001              2,184

Sales prices of timeshare
interests available at
August 31,2001
Low                              $ 4,250
High                             $32,990
Average                          $11,382

(1) This does not include the 2,184 shown as pending, which are under construction in phases. It also does not include the 5,688 previously discussed, which are currently being operated as a hotel and will be converted to timeshare interests as needed.
(2) 4,823 timeshare interests were sold prior to the acquisition by the Company.
(3) These exchanges are primarily related to customers exchanging and/or upgrading their current property to larger, higher-priced units.

     PEC's revenue from net sales of timeshare interests was $54.0 million, $49.1 million and $41.3 million, representing 53.8%, 54.2% and 55.4% of total revenues for fiscal 2001, 2000 and 1999, respectively.

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

     According to RCI, it has a total of more than 3,600 participating resort facilities located worldwide. PEC and the Owner's Association (as defined hereinafter) of each of PEC's timeshare resorts have entered into an agreement with RCI pursuant to which purchasers of timeshare interests in PEC's resorts may apply for membership in the RCI exchange network. The cost of the RCI membership fee, which is at the option and expense of the timeshare interest owner, is $63 for the first year and $74 for each annual renewal. The initial five-year terms of the Owner's Association agreements with RCI are automatically renewable for additional five-year terms, unless either party gives the other party not less than 180 days written notice prior to the expiration of the then current term. Either party may terminate the agreement upon a breach of the agreement by the other party.

Owners' Associations and Property Management

     PEC's resort properties require ongoing management services. Independent not-for-profit corporations known as Owners' Associations have been established to administer each of PEC's resorts other than the resort in Honolulu. PEC's resort in Honolulu is administered by the White Sands Resort Club, a division of PEC (together with the Owners' Associations, collectively the "Associations"). Owners of timeshare interests in each resort are responsible for the payment of annual assessment fees, which are intended to fund all of the operating expenses at the resort facilities and accumulate reserves for replacement of furnishings, fixtures and equipment, and building maintenance, to their respective Association. Annual assessment fees for 2001 ranged from $275 to $486. In prior years, PEC has advanced monies to cover deficits for Associations located outside the State of Florida. There is no certainty PEC will continue this practice. In Florida, if Association expenses exceed annual assessment fees, PEC is obligated to pay the deficit. In fiscal 2001, PEC financed a budget shortfall of $132,000 and $645,000, respectively, for the Owners' Associations at Indian Shores and Orlando. During calendar year 2000, the Associations had a deficiency of $1,036,000 in Association fees received compared to expenses paid.

     If the owner of a timeshare interest defaults in the payment of the annual assessment fee, the Association may impose a lien on the related timeshare interest. PEC, at its option, may pay the Associations the lien amount of timeshare interest owners who are delinquent, but have paid PEC in full for their timeshare interest. In exchange for the payment by PEC of such amounts, the Associations assign their liens for non-payment on the respective timeshare interests to PEC. In the event the timeshare interest holder does not satisfy the lien after having an opportunity to do so, PEC typically acquires the timeshare interest for the amount of the lien and any related foreclosure costs.

     PEC has entered into management agreements with the Associations pursuant to which PEC receives annual management and administrative fees in exchange for providing or arranging for various property management services including reservations, bookkeeping, staffing, budgeting, maintenance and housekeeping services. During fiscal 2001, 2000 and 1999, PEC received fees of $2.9 million, $2.7 million and $2.5 million, respectively. The management agreements are typically for initial terms ranging from three to five years and automatically renew for successive additional one-year terms unless canceled by an Association.

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

Land Sales

     PEC is currently engaged in the retail sale of land in Nevada and Colorado for residential, commercial, industrial and recreational use. PEC may sell land in other states if an opportunity arises. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Real Estate Risk". Residential lots generally range in size from one-quarter acre to five acres with some larger, while commercial and industrial lots also vary in size. PEC's residential lots generally range in price from $17,000 to $39,000 while commercial and industrial lots generally range in price from $45,000 to $94,000. PEC sold (reacquired) 784, 766 and 613 residential lots, net, and (3), 2 and 14 commercial and industrial lots during fiscal 2001, 2000 and 1999, respectively. PEC is required from time to time to cancel the purchase of lots and parcels as a result of payment defaults or customer cancellations.

     Nevada
     ------

     A substantial portion of PEC's land sales have historically occurred in subdivisions in the Pahrump Valley, Nevada, located approximately 60 miles west of Las Vegas. PEC has little inventory remaining in this location.

     The following table illustrates certain statistics regarding the Pahrump Valley subdivisions:

     Number of acres acquired since 1969                                                  18,777
     Number of lots platted                                                               29,849
     Net number of lots sold through August 31, 2001                                      29,746
     Percent of lots sold through August 31, 2001  (unsold less than .5%)                    100%
     Number of platted lots available for sale at August 31, 2001                            103

     For the Year Ended August 31, 2001:
     -----------------------------------
     Number of parcels and lots sold                                                         618
     Number of parcels and lots canceled                                                    (173)
     Number of parcels and lots repurchased                                                  (84)
     Number of parcels and lots exchanged                                                   (325)
                                                                                        --------

     Number of parcels and lots sold, net of cancellations and exchanges                      36
                                                                                        ========

     Central Nevada Utilities Company (CNUC), a wholly-owned subsidiary of PEC, provides sewer and water service within CNUC's certificated service area. As of August 31, 2001, CNUC had 3,457 customers. In the past 5 years, connections have grown at an average annual rate of 15.3% and 13.3%, respectively, for residential water and sewer. CNUC has entered into an agreement to sell all of its assets, subject to regulatory approval.

     Colorado
     --------

     PEC also sells larger unimproved tracts of land in Colorado. PEC owns unimproved land in Huerfano County, Colorado, which is being sold for recreational use in parcels of at least 35 acres, at prices ranging from $13,000 to $18,000, depending on location and size. These parcels are sold without any planned improvements and without water rights, which rights have been reserved by PEC, except for an owner's right to drill a domestic well. Substantially all of the parcels have been sold, with 30 parcels remaining in inventory as of August 31, 2001.

     In September 1993, PEC acquired improved and unimproved land in Park County, Colorado, known as South Park Ranch, which is being sold for recreational use as 1,870 separate parcels typically ranging in size from 5 to 9 acres and a few larger parcels at prices beginning at $17,000. Substantially all of the parcels had been sold, with 6 parcels remaining in inventory as of August 31, 2001. These parcels are sold without any planned improvements, except for roads which are already in place and a recreational facility that includes a basketball court, baseball field and picnic facilities.

     In February 1998, PEC acquired a tract of land in Park County, Colorado near the town of Hartsel, known as Hartsel Springs Ranch. In July 2001, PEC acquired additional parcels. This property is being sold as 2,434 separate parcels with an average price and size of $26,200 and five acres, respectively. As of August 31, 2001, 266 parcels remained unsold. These parcels are sold without any planned improvements, except for roads which are already in place.

     The following table illustrates certain statistics regarding the parcels and lots in Huerfano and Park Counties, Colorado:

     Number of acres acquired since 1969                                               64,434
     Number of lots platted                                                             5,428
     Net number of lots sold through August 31, 2001                                    5,126
     Percent of lots sold through August 31, 2001                                          94%
     Number of platted lots available for sale at August 31, 2001                         302

     For the Year Ended August 31, 2001:
     -----------------------------------
     Number of parcels and lots sold                                                    2,031
     Number of parcels and lots canceled                                                 (405)
     Number of parcels and lots exchanged                                                (881)
                                                                                     --------

     Number of parcels and lots sold, net of cancellations and exchanges                  745
                                                                                     ========

     For fiscal 2001, 2000 and 1999, respectively, PEC's revenue from net land sales was $21.7 million, $19.6 million and $16.0 million, representing 21.6%, 21.7% and 21.4% of total revenues.

Sales of Non-Core Assets

     The Company owns and has listed for sale certain commercial parcels that are not necessary for its normal business activities. 22 of these parcels are located in the Pahrump Valley. The Company also owns water rights in Huerfano County that are listed for sale and a 4.25 acre parcel in Biloxi, Mississippi that is listed for sale.

     Since the Company began listing its non-core assets for sale in fiscal 1999, excluding the sale of its two office buildings, the Company has sold in book value approximately $5 million in non-core assets. Sales have included two golf courses, a sports complex and seven other parcels located in the Pahrump Valley. In fiscal 2001, the Company sold its two office buildings located at 4310 Paradise Road and 1500 E. Tropicana in Las Vegas, for a total consideration of $8,300,000. The Company has leased back the building at 1500 E. Tropicana for a period of ten years with two 5-year renewal options, and the building at 4310 Paradise Road for a period of 5 1/2 years with a 4 1/2 year renewal option. The majority of the sales proceeds were used to reduce debt.

     The Company will continue to actively market the non-core assets; however, there is no certainty as to when additional sales will occur.

Trust Arrangements

     Title to certain of PEC's resort properties and land parcels in Huerfano County, Colorado is held in trust by trustees to meet regulatory requirements that were applicable at the time of the commencement of sales. In connection with sales of timeshare interests pursuant to "right-to-use" or installment sales contracts, title to certain of PEC's resort properties in the states of Nevada and Hawaii are held in trust by trustees to meet requirements of certain state regulatory authorities. Prior to 1988, PEC sold timeshare interests in certain of its resorts in the state of Nevada pursuant to "right-to-use" contracts and continues in other resorts to sell under installment sales contracts under which the purchaser does not receive a deed until the purchase price is paid in full. In addition, PEC offers "right-to-use" interests in its resort in Hawaii, as this resort is owned in leasehold. In connection with the registration of the sale of such "right to use" timeshare interests, the Department of Real Estate of the State of Nevada and the Department of Commerce and Consumer Affairs of the State of Hawaii require title to be held in trust.

Customer Financing

     PEC provides financing to virtually all the purchasers of its timeshare interests and retail lots who make a down payment equal to at least 10% of the purchase price. The financing is generally evidenced by non-recourse installment sale contracts as well as notes secured by deeds of trust. Currently, the term of the financing generally ranges from two to twelve years, with principal and interest payable in equal monthly payments. Interest rates are fixed and generally range from 12.5% to 15.5% per year based on prevailing market rates and the amount of the down payment made relative to the sales price. PEC has a sales program whereby a 5% interest rate is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. At August 31, 2001, PEC serviced approximately 22,000 customer receivables related to sales of timeshare interests and land, which receivables had an aggregate outstanding principal balance of $172.5 million, a weighted-average maturity of approximately 7 years and a weighted-average interest rate of 13.2 %.

     PEC has lines of credit with institutional lenders for the financing of timeshare interest and land receivables of up to an aggregate of $152.0 million. These lines of credit bear interest at variable rates tied to the prime rate and 90-day London Interbank Offering Rate (LIBOR) and are secured by timeshare and land receivables and inventory. At August 31, 2001, an aggregate of $112.9 million was outstanding under such lines of credit and $39.1 million was available for borrowing. PEC periodically sells its timeshare and land receivables to various third party purchasers and uses a portion of the sales proceeds to reduce the outstanding balances of its lines of credit, thereby increasing the borrowing availability under such lines by the amount of prepayment. Such sales have generally resulted in yields to the purchaser less than the weighted-average yield on the sold receivables. The estimated value of this spread is shown on PEC's books as retained interest in receivables sold. Receivables' sales agreements generally provide for: (i) PEC to continue servicing the sold receivables; (ii) PEC to repurchase or replace accounts that have become more than 90 days contractually delinquent; (iii) the maintenance of cash reserve accounts for losses; (iv) certain minimum net worth requirements; and, (v) covenants that generally require PEC to use its best efforts to, among other things, remain the manager of the related resorts, cause the Associations to maintain appropriate insurance and to pay applicable real estate taxes. Performance by PEC on the lines of credit and sales of receivables is guaranteed by the Company. The aggregate principal balance of retained interests in receivables sold by PEC were $15.5 million, $19.6 million and $0 in fiscal 2001, 2000 and 1999, respectively.

     At August 31, 2001, total sold notes receivable was $52.2 million. PEC was contingently liable to replace or repurchase delinquent receivables related to such sold notes receivable. Delinquencies greater than 60 days have increased in fiscal 2001 to 5.3% from 4.9% in fiscal 2000. PEC charges off or fully reserves all receivables that are more than 90 days delinquent and charges off the receivable when the Company determines that collection is no longer probable. The following table sets forth information with respect to receivables owned and sold that were 60 or more days delinquent as of the dates indicated (thousands of dollars):

                                                                      August 31
                                                    ----------------------------------------------
                                                      2001               2000               1999
                                                    --------           --------           --------
          60-day delinquent                         $  9,938           $  8,494           $  9,153
          Total receivables                         $188,882           $172,907           $151,709
          60-day delinquency percentage                  5.3%               4.9%               6.0%

     The 60-day delinquent amounts include any account that is contractually 60 days delinquent, including those accounts whereby customers are still making payments but have not cured their delinquency status.

     PEC provides an allowance for cancellations at the time it recognizes revenues from sales of timeshare interests and land. PEC believes, based on its experience and its analysis of economic conditions, that the allowance is adequate to absorb losses on receivables that become uncollectible. Upon the sale of the receivables, the allowance related to those receivables is reduced and the reserve for notes receivable sold with recourse is appropriately increased.

Marketing and Sales

     PEC markets and sells timeshare interests and land through on-site and off-site sales offices. PEC's sales staff receives commissions based on net sales volume. PEC maintains fully-staffed on-site sales offices at its timeshare properties in Las Vegas and Steamboat Springs, Colorado as well as the Las Vegas headquarters, and at its land projects in Nevada and Colorado. Small on-site sales offices staffed with one to two sales associates are maintained in Reno, Nevada; Hawaii; Indian Shores and Orlando, Florida; and Brigantine, New Jersey. PEC also maintains off-site sales offices in West Covina, California; Dallas and Houston, Texas; and Denver, Colorado. PEC's marketing efforts are targeted primarily at tourists and potential tourists meeting its customer profile. Currently, approximately 43.7% of sales are made through the Las Vegas sales offices.

     As part of its marketing strategy, PEC maintains an internal timeshare interest exchange program. This program enables owners of PEC's timeshare interests to exchange their occupancy right in their home resort for an occupancy right in another of PEC's timeshare resorts. In addition, PEC has a sales program pursuant to which purchasers of its timeshare interests, retail lots and land may exchange their equity interests in one property for an interest in another of PEC's properties.

     The agreement of sale for a timeshare interest or land may be rescinded within various statutory rescission periods ranging from five to ten days. For land sales made at a location other than the subject property, in addition to the statutory rescission period, the customer may cancel the contract within a specified period, usually five months from the date of purchase, provided that the contract is not in default, the customer has completed a developer-guided inspection of the subject property and thereafter the customer requests the cancellation. Generally, if a customer defaults after all rescission and cancellation periods have expired, all payments are retained by PEC.

Seasonality

     The Company's sales are not significantly affected by seasonality factors. For fiscal 2001, 2000 and 1999, quarterly sales as a percentage of annual sales, for each of the fiscal quarters averaged:


           Quarter Ended                % of Annual Sales
      -----------------------          ----------------------
           November                           23.3%
           February                           22.1
           May                                27.6
           August                             27.0
                                             -----

                                             100.0%
                                             =====


     The quarterly numbers in the preceding table are slightly higher in the third and fourth quarters of the fiscal year as the Company's major sales area in Las Vegas, Nevada, experiences higher tourist activity in these quarters. The Company is not dependent upon any large affinity group of customers whose loss would have a material adverse effect on the Company.

Competition

     The timeshare and real estate industries are highly competitive. Competitors in the timeshare and real estate business include hotels and other timeshare and real estate developers. Certain of the Company's competitors are substantially larger and have more capital and other resources than the Company.

     PEC's timeshare resorts compete directly with many other such resorts located in Las Vegas, Reno, Honolulu, Atlantic City, Orlando, St. Petersburg/Clearwater, Tampa and Steamboat Springs. In recent years, several major lodging, hospitality and entertainment companies have begun to develop and market timeshare properties. According to ARDA data, in 2001, approximately 31.5% of timeshare resorts were located in the Mountain/Pacific region of the United States, 23.6% in Florida, 12.0% in the Northeast region, 16.5% in the Southeast region and 16.4% in the Central region of the United States. In addition, PEC competes with condominium projects and with traditional hotel accommodations in these areas. Certain of these competing projects and accommodations are larger and more luxurious than PEC's facilities.

Government Regulation

     The Company's timeshare and real estate operations are subject to extensive regulation and licensing requirements by federal, state and local authorities. The following sub-sections summarize the regulations applicable to the Company.

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

Timeshare Regulation

     Nevada Revised Statutes Chapter 119A requires the Company to give each customer a Public Offering Statement that discloses all aspects of the timeshare program, including the terms and conditions of sale, the common facilities, the costs to operate and maintain common facilities, the Company's history and all services and facilities available to the purchasers. Section 514E of the Hawaii Revised Statutes provides for similar information to be provided to all prospective purchasers through the use of the Hawaii Disclosure Statement and Chapter 721 of the Florida Statutes has similar provisions. Section 11000, et seq., of the California Business and Professions Code provides for similar information to be provided to all prospective purchasers through the use of an Out-of-State Timeshare Permit issued by the California Department of Real Estate. Section 45 of the New Jersey Statutes Annotated provides for similar information to be provided to all prospective purchasers through the use of a Public Offering Statement. The Texas Register at 22 Texas Administrative Code,
Section 543 provides for similar information to be provided to all prospective purchasers through the use of the Texas Timeshare Disclosure Statement. Title 12, Article 61 of the Colorado Revised Statutes provides for similar information to be provided to all prospective purchasers in their contract of sale or by separate written documents. Nevada and Colorado require a five-day rescission period for all timeshare purchasers. The rescission period required by Hawaii and New Jersey is seven days. The rescission period required by Florida is ten days. The rescission period in California and Texas for out-of-state sales is five days. The Nevada, California, New Jersey, Hawaii, Colorado, Florida and Texas timeshare statutes have stringent restrictions on sales and advertising practices and require the Company to utilize licensed sales personnel.

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

     The Company believes that it has made all required filings with state, city and county authorities and is in material compliance with all applicable federal, state and local regulations. The Company believes that such regulations have not had a material adverse effect on any phase of the Company's operations, including the overall cost of acquiring property. Compliance with or changes in official interpretations of regulations might impose additional compliance costs on the Company that cannot be predicted.

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

Advertising Regulation

     PEC's marketing and advertising procedures are subject to the Federal Trade Commission Act (Unfair and Deceptive Practices), Federal Trade Commission Telemarketing Rules, Federal Communication Commission Telephone Consumer Protection Act, Fair Housing Act, Equal Credit Opportunity Act and various state consumer protection laws regulating telephone solicitations and the sale of travel and sweepstakes, both in states in which PEC timeshare resorts are located or registered and in states in which it otherwise solicits sales.

Employees

     As of August 31, 2001, PEC had 1,334 employees, of whom 1,115 were full-time employees and 219 were part-time employees. Full-time employees were comprised of the following: 652 sales and marketing officers and personnel, 157 general and administrative personnel, 293 hotel personnel and 13 utility company personnel. None of PEC's employees are represented by a collective bargaining unit. The Company believes that its relations with its employees are satisfactory.

Item 2.  Properties

     At August 31, 2001, the Company's unsold inventory consisted of: 103 residential, commercial and industrial lots; 302 recreational land parcels; and, 7,396 timeshare interests. In addition, the Company maintains the following properties:

     The Company's principal executive offices are located at 4310 Paradise Road, Las Vegas, Nevada 89109, where it occupies approximately 31,000 square feet of office space. In November 2000, the Company entered into a sale/leaseback transaction for this building. The Company signed a master lease for the entire building for an initial term of 5 1/2 years with one 4 1/2 year renewal option. The current monthly rent is $30,450.

     In October 2000, the Company entered into a sale/leaseback transaction for an office building located at 1500 E. Tropicana, Las Vegas, Nevada. This building has approximately 57,500 square feet of office space, of which the Company occupies approximately 35,800 square feet. Of the remaining space, approximately 9,500 square feet is leased to tenants on a short-term basis and approximately 12,200 square feet is unoccupied. The Company signed a master lease for the entire building for a ten-year term with two five-year renewal options. The current monthly rent is $58,308.

     The Company leases an executive office at 1125 N. E. 125th Street in North Miami, Florida, comprised of approximately 1,600 square feet, on a month-to-month basis.

     The Company leases various other facilities on a long-term, short-term or month-to-month basis for off-site marketing and sales offices. The Company has leased sales offices in West Covina, California; Denver, Colorado; Dallas and Houston, Texas; and, marketing locations in close proximity of those offices and its Las Vegas sales offices.

Item 3.  Legal Proceedings

     On August 27, 1998, an action was filed in Nevada District Court, County of Clark, No. A 392585, by Robert and Jocelyne Henry, husband and wife individually and on behalf of all others similarly situated against PEC, PEC's wholly-owned subsidiary, Central Nevada Utilities Company (CNUC), and certain other defendants. The plaintiff's complaint asked for class action relief claiming that PEC and CNUC were guilty of collecting certain betterment fees and not providing associated sewer and water lines. The court determined that plaintiffs had not properly pursued their administrative remedies with the Nevada Public Utilities Commission (PUC) and dismissed plaintiffs' complaint, as amended, without prejudice. Notwithstanding plaintiffs' appeal of the dismissal, plaintiffs filed for administrative relief with the PUC. On November 17, 1999, the PUC found that CNUC, the only defendant over which the PUC has jurisdiction, was not in violation of any duties owed the plaintiffs or otherwise in violation of CNUC's approved tariffs. Subsequent to the PUC's decision, plaintiffs voluntarily dismissed their appeal. On May 4, 2000, plaintiffs re-filed their complaint in Nevada District Court, naming all of the above parties with the exception of CNUC.

     The May 4, 2000 complaint is virtually identical to the amended complaint discussed above and asserts six claims for relief against defendants: breach of deed restrictions, two claims for breach of contract, unjust enrichment, consumer fraud in violation of NRS 41.600 and violation of NRS 119.220, with all claims arising out of the alleged failure to provide water and sewer utilities to the purchasers of land in the subdivisions commonly known as Calvada Valley North and Calvada Meadows located in Nye County, Nevada.

     On September 8, 2000, the Company filed a motion to dismiss each of the claims made in the complaint. The Court granted the motion to dismiss with respect to Frederick H. Conte in his individual capacity and denied the motion in all other respects in an order entered on December 19, 2000.

     Plaintiffs then filed a motion to certify class, which defendants opposed. On September 5, 2001, the Court held that "as to Classes A and B, the showings required under NRCP 23(a) and (b)(2) have been made to the extent injunctive relief / specific performance of the subject alleged contractual obligations is sought, and the Court will certify Classes A and B to such extent only. In all other respects, the Court does not deem certification to be appropriate as to both Classes A and B". As a result of this decision, the Court refused to certify a class for the claims of: breach of contract, unjust enrichment, consumer fraud in violation of NRS 41.600 and violation of NRS, 119.220. Accordingly, the defendants are no longer subject to class claims for monetary damages. The defendants only potential liability is for the construction of water and sewer facilities. The case is now beginning the discovery phase of the litigation. The case is scheduled for a jury trial on August 13, 2002.

     In the general course of business the Company and PEC, at various times, have each been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse effect on the business or financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2001.

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

                                                      High           Low
                                                   -----------   -----------
Fiscal Year 2000:
-----------------
First Quarter                                         $4.88          $3.56
Second Quarter                                         5.06           3.63
Third Quarter                                          4.22           3.63
Fourth Quarter                                         4.63           3.88

Fiscal Year 2001:
-----------------
First Quarter                                          5.00           4.31
Second Quarter                                         5.06           4.19
Third Quarter                                          4.84           3.70
Fourth Quarter                                         4.20           3.60

Fiscal Year 2002:
-----------------
First Quarter (through November 16, 2001)              4.41           3.85


     As of November 16, 2001, there were 1,932 holders of record of the 3,500,557 outstanding shares of common stock. The closing sales price for the common stock on November 16, 2001 was $3.99.

     The Company did not pay any cash dividends on its common stock during fiscal 2001. The Company intends to retain future earnings for the operation and expansion of its business and does not currently anticipate paying cash dividends on its common stock. Any future determination as to the payment of such cash dividends would depend on a number of factors including future earnings, results of operations, capital requirements, the Company's financial condition and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors might deem relevant. No assurance can be given that the Company will pay any dividends in the future.

Item 6.  Selected Consolidated Financial Data

     The selected financial data set forth below have been derived from the Consolidated Financial Statements of the Company and its subsidiaries. The Consolidated Financial Statements as of August 31, 2001 and for the year then ended have been audited by Ernst & Young LLP, independent certified public accountants, and are included elsewhere herein. The Consolidated Financial Statements as of August 31, 2000 and 1999 and for each of the two years in the period ended August 31, 2000 have been audited by Deloitte & Touche LLP, independent auditors, and are elsewhere included herein. The Consolidated Financial Statements as of August 31, 1998 and 1997, and for the years ended August 31, 1998 and 1997 have been audited by Deloitte & Touche LLP, independent auditors, and are not included herein.

     Certain prior period amounts have been reclassified to conform prior years with the current year presentation. The selected financial information set forth below should be read in conjunction with the Consolidated Financial Statements, the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein (thousands of dollars, except per share amounts):

Consolidated Selected Financial Data (1) (2)
--------------------------------------------
                                                                               For the Years Ended August 31
                                                         -------------------------------------------------------------------------
                                                              2001          2000           1999           1998           1997
                                                         -------------  -------------  -------------  -------------  -------------
Income statement data:
Revenues of continuing operations:
----------------------------------
Timeshare interest sales, net                             $  53,974      $  49,062      $  41,262      $  37,713      $  32,253
Land sales, net                                              21,687         19,624         15,979         13,812         16,626
Interest income                                              14,977         12,430          9,310          7,161          7,168
Financial income                                              2,995          1,153          1,184          3,304          2,922
Gain on sale of notes receivable                                668            635              -            656          2,013
Gain on sale of other investments and other assets              124          1,857            513              -              -
Other (3)                                                     5,981          5,734          6,254          5,944          6,514
                                                         -------------  -------------  -------------  -------------  -------------
       Total revenues of continuing operations              100,406         90,495         74,502         68,590         67,496
                                                         -------------  -------------  -------------  -------------  -------------

Costs and expenses of continuing operations:
--------------------------------------------
Cost of sales (4)                                            15,876         15,266         13,510         11,789         10,477
Interest expense                                             12,214         12,468          9,270          7,850          8,458
Marketing and sales                                          48,781         39,769         35,291         34,167         34,078
Depreciation                                                  1,412          1,827          1,878          2,245          1,964
General and administrative                                   18,942         17,746         14,333         17,736         17,175
                                                         -------------  -------------  -------------  -------------  -------------
       Total costs and expenses of continuing
          operations                                         97,225         87,076         74,282         73,787         72,152
                                                         -------------  -------------  -------------  -------------  -------------

Income (loss) from continuing operations
before income taxes                                           3,181          3,419            220         (5,197)        (4,656)

Income taxes (benefit)                                         (656)          (530)          (830)        (1,968)       (12,662)
                                                         -------------  -------------  -------------  -------------  -------------

Income (loss) from continuing operations                      3,837          3,949          1,050         (3,229)         8,006

Income from discontinued operations,
net of income taxes and minority interest (5)                     -              -              -              -         11,334
                                                         -------------  -------------  -------------  -------------  -------------

Net income (loss) applicable to common stock              $   3,837      $   3,949      $   1,050      $  (3,229)     $  19,340
                                                         =============  =============  =============  =============  =============

Per Share Data (6) (7):
Basic:
-----
Income (loss) from continuing operations                  $      1.10    $      1.13    $      0.30    $     (0.92)   $      2.58
Income from discontinued operations                                 -              -              -              -           3.64
                                                         -------------  -------------  -------------  -------------  -------------
Net income (loss) applicable to common stock              $      1.10    $      1.13    $      0.30    $     (0.92)   $      6.22
                                                         =============  =============  =============  =============  =============
Weighted-average number of common shares                    3,500,557      3,500,557      3,500,557      3,500,557      3,108,510
                                                         =============  =============  =============  =============  =============

Diluted (8)
-----------
Income (loss) from continuing operations                  $      1.10    $      1.13    $      0.30    $     (0.92)   $      2.46
Income from discontinued operations                                 -              -              -              -           3.48
                                                         -------------  -------------  -------------  -------------  -------------
Net income (loss) applicable to common stock              $      1.10    $      1.13    $      0.30    $     (0.92)          5.94
                                                         =============  =============  =============  =============  =============
Weighted-average number of common shares and
common share equivalents outstanding                        3,500,557      3,500,557      3,500,557      3,500,557      3,253,718
                                                         =============  =============  =============  =============  =============

Balance Sheet Data:
Total assets                                              $   185,828    $   168,592    $   158,961    $   142,076    $   178,303
Net assets of discontinued operations                               -              -              -              -         53,276
Total liabilities excluding subordinated debt                 153,391        138,524        132,650        117,049        100,745
Subordinated debt (9)                                           4,211          4,286          4,478          4,348          4,321
Total stockholder's equity                                     28,226         25,782         21,833         20,679         73,237

(1) On September 2, 1997, the Company distributed all of its 10 million shares of common stock of its former subsidiary, Mego Mortgage Corporation (MMC) to the Company's shareholders in a tax-free Spin-off. The operations of MMC have been reclassified as discontinued operations and the fiscal 1997 prior years' Consolidated Financial Statements of the Company included herein reflect the reclassification accordingly.

(2) The income statement data, per share data and balance sheet data herein for the five fiscal years are not necessarily indicative of the results to be expected in the future. Certain reclassifications have been made to conform prior years with the current presentation.

(3) Other revenues include incidental operations' income, management fees from Owners' Associations and other miscellaneous items.

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

(8) The incremental shares from assumed conversions are not included in computing the diluted per share amounts for fiscal 1998 because the Company incurred a net loss and the effect would be anti-dilutive. The incremental shares from assumed conversions are not included in computing the diluted per share amounts for fiscal 2001, 2000 and 1999 because the exercise price of the options and warrants exceeded the average market price of the common shares during these fiscal years.

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

     The potential losses to the Company stemming from the economic downturn in the tourism industry following the September 11, 2001 terrorist attacks are expected to have some adverse impact on the operating results of the Company's first fiscal quarter, and possibly thereafter. The Company has a mixture of customers who fly and drive into the various resort locations. At this time, there can be no assurances that this economic downturn due to a decrease in travel and anxiety about possible future terrorist attacks will not extend to future periods.

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

PEC
---

     PEC recognizes revenue primarily from sales of timeshare interests and land sales in resort areas, interest income, gain on sale of receivables, financial income from servicing the related receivables and management fees from operating and managing timeshare properties. PEC periodically sells its consumer receivables while generally retaining the servicing rights. Revenue from sales of timeshare interests and land is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for land sales. Land sales typically meet these requirements within six to ten months of closing, and sales of timeshare interests typically meet these requirements at the time of sale. The sales price, less a provision for cancellation, is recorded as revenue and the allocated cost related to such net revenue of the timeshare interest or land parcel is recorded as expense in the period that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

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

     The Company generally sells its notes receivable at par value. Proceeds from the sale of notes receivable sold with recourse were $14,858,000, $19,594,000 and $0 for the years ended August 31, 2001, 2000 and 1999, respectively. When the Company sells notes receivable, it retains certain participation in the cash flows of the notes receivable sold and generally retains the associated servicing rights. The sales are generally subject to limited recourse provisions as provided in the respective notes receivable sales agreements. Under these agreements, the Company is generally obligated to replace or repurchase accounts that become over 60 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables. Reserve for notes receivable sold with recourse represents the Company's estimate of losses to be incurred in connection with the recourse provisions of the sales agreements and is shown separately as a liability in the Company's Balance Sheet.

     Gain on sale of receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To obtain fair values on the retained interests (both at the point of the related receivable sale and periodically thereafter), the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions-- default rates, rates of prepayment, loss reserve rates and discount rates commensurate with the risks involved.

     The Company's retained interests in receivables sold are carried at fair market value as either derivatives or available-for-sale investments. Unrealized holding gains or losses on the retained interests are included in earnings for those transactions structured so that the Company, through its retained interest, receives fixed interest amounts and pays the buyer variable amounts based on a floating interest rate index, as the resulting financial interest meets the definition of a derivative. Unrealized holding gains, if any, on retained interests in notes receivable sold not meeting the definition of a derivative would be included in shareholders' equity, net of income taxes. Losses in such retained interests are reflected in earnings.

     In September 2000, the Company sold to a financial institution $9.5 million of land receivables at par. The Company recognized a $286,000 gain on the sale of the receivables and recorded a $273,000 retained interest in notes receivable sold, which is included in Other assets, and a $625,000 recourse obligation which is included in Reserve for notes receivable sold with recourse on the Consolidated Balance Sheet.

     In August 2001, the Company sold to a financial institution $5.4 million of timeshare interest receivables at par. The Company recognized a $382,000 gain on the sale of the receivables and recorded a $356,000 retained interest in notes receivable sold which is included in Other assets, and a $711,000 recourse obligation which is included in Reserve for notes receivable sold with recourse on the Consolidated Balance Sheet.

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

     Fees for servicing notes receivable originated by PEC and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such notes receivable and are recognized when earned. Financial income includes changes in the fair value of retained interests sold and interest income accreted on such interests. Interest income represents the interest earned on loans held in PEC's portfolio, the accretion of the discount on the retained interests in receivables sold and interest on cash funds.

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

     The following table sets forth certain data regarding notes receivable additions and servicing through sales of timeshare interests and land:

                                                                                For the Years Ended August 31
                                                                        -------------------------------------------
                                                                               2001                    2000
                                                                        -------------------     -------------------
Principal balance of notes receivable additions (in thousands)                  $    85,821            $    82,388
                                                                                ===========            ===========

Number of notes receivable additions                                                  7,792                  7,552
                                                                                ===========            ===========

Notes receivable serviced at end of period (in thousands)                       $   172,485            $   152,990
                                                                                ===========            ===========

     Land sales as of August 31, 2001 exclude $20.2 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received or the respective rescission periods have not yet expired. Of the $20.2 million unrecognized land sales, the Company estimates that it will ultimately recognize $16.5 million of revenues, which would be reduced by a related provision for cancellations of $1.6 million, estimated selling costs of $4.6 million and cost of sales of $2.5 million, for an estimated net profit of $7.8 million.

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

Results of Operations

Year Ended August 31, 2001 Compared to Year Ended August 31, 2000

     Total revenues for the Company increased 11.0% or $9.9 million to $100.4 million during fiscal 2001 from $90.5 million during fiscal 2000 primarily due to: a net increase of $7.0 million in timeshare and land sales to $75.7 million in fiscal 2001 from $68.7 million in fiscal 2000 (net timeshare sales increased by $4.9 million and net land sales increased by $2.1 million); an increase of $2.6 million in interest income to $15.0 million in fiscal 2001 from $12.4 million in fiscal 2000; and, an increase of $1.8 million in financial income to $3.0 million in fiscal 2001 from $1.2 million in fiscal 2000. This was partially offset by a decrease of $1.7 million in gains on sale of assets and other investments from $1.9 million in fiscal 2000 to $124,000 in fiscal 2001.

     Gross sales of timeshare interests increased to $61.8 million in fiscal 2001 from $55.3 million in fiscal 2000, an increase of 11.6%. Net sales of timeshare interests increased to $54.0 million from $49.1 million, an increase of 10.0%. This increase is primarily attributable to a comparative increase in unit sales volume and also to certain price increases.

The provision for cancellations represented 12.6% and 11.3%, respectively, of gross sales of timeshare interests for fiscal 2001 and 2000. The percentage increase in the provision for cancellations for timeshare interests was primarily due to an increase in the fiscal 2001 provision, as consideration was given to negative economic and industry conditions, and their potential effect on future allowance requirements, and a downward adjustment recorded during the prior fiscal year based on a review of the reserve adequacy at that time. The number of cancellations during fiscal 2001 was 968 compared to 1,048 during fiscal 2000. The number of exchanges, generally for timeshare interests, which are primarily made for upgrades, was 1,819 during fiscal 2001 compared to 1,955 during fiscal 2000.

     Gross sales of land increased to $23.5 million in fiscal 2001 from $20.7 million in fiscal 2000, an increase of 13.6%. Net sales of land increased to $21.7 million in fiscal 2001 from $19.6 million in fiscal 2000 an increase of 10.5%. The provision for cancellations increased to 7.9% for the year ended August 31, 2001 from 5.3% of gross sales of land for the year ended August 31, 2000, primarily due to an upward adjustment recorded during fiscal 2001 and an increase in the fiscal 2001 provision percentage, as consideration was given to negative economic and industry conditions and their potential effect on future allowance requirements, and a downward adjustment recorded during fiscal 2000 based on a review of reserve adequacy at that time.

     Gain on sale of investments and other assets of $124,000 was recorded during the fiscal 2001 compared to a gain of $1.9 million recorded during fiscal 2000. In fiscal 2001, the Company sold its two office buildings in sale//leaseback transactions and is recognizing the gain over the term of the leases. In fiscal 2000, the Company sold its golf courses and several commercial non-core land parcels in Pahrump Valley, Nevada.

     Financial income increased to $3.0 million from $1.2 million. The increase was primarily due to the comparative increased volume of sold loans and the increase in interest rate spread, including an increase in estimated fair value of retained interests in receivables sold, on those sold loan portfolios with a variable pass-through interest rate.

     Interest income increased to $15.0 million in fiscal 2001 from $12.4 million in fiscal 2000, an increase of 20.5% primarily due to increased average notes receivable balances for the current period.

     Total costs and expenses for the Company increased to $97.2 million for fiscal 2001 from $87.1 million for fiscal 2000, an increase of 11.7%. The increase resulted primarily from: an increase of 5.0% in direct product costs of timeshare interest and land sales to $14.2 million from $13.6 million, an increase of 22.7% in marketing and sales to $48.8 million from $39.8 million, and, an increase of $1.2 million, or 6.7%, in general and administrative expenses. The increase in direct costs of timeshare interest and land sales is generally attributable to higher net timeshare sales in 2001. The increase in marketing and sales expenses is due primarily to the higher gross sales, new sales offices and general marketing increases related to a competitive sales environment. The increase in general and administrative expenses is due primarily to the increase in recording and filing fees, escrow costs and credit card costs due to increase in volume, and the inclusion of rent expense related to the sale and leaseback of the two office buildings in fiscal 2001, the expense for which was formerly reported in Interest and Depreciation expense. These increases were partially offset on a comparative basis as the fiscal 2000 expenses included reserves for the Company's guaranty of office and equipment leases related to a previously affiliated company.

     Interest expense decreased $254,000 to $12.2 million from $12.5 million, a decrease of 2.0%. While the average loan balances were higher in fiscal 2001, the Company benefited from the declining interest rate market on its variable debt, net of the interest rate swaps.

     As a percentage of gross sales of timeshare interests and land, marketing and sales expenses related thereto increased to 57.2% in fiscal 2001 from 52.3% in fiscal 2000. Cost of sales was 16.7% in fiscal 2001 and 17.8% in fiscal 2000. Sales prices of timeshare interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same for timeshare interests and land; accordingly, the Company generally realizes lower profit margins from sales of timeshare interests than from sales of land.

     Pretax income of $3.2 million was recorded in fiscal 2001 compared to pretax income of $3.4 million in fiscal 2000.

     The income tax benefit for fiscal 2001 was $656,000 compared to the income tax benefit of $530,000 for fiscal 2000. The benefit for both fiscal 2001 and 2000 was primarily due to the application of net operating loss (NOL) carryforwards and changes in certain income tax liability reserves as a result of facts and circumstances determined in an ongoing review and analysis of the Company's federal income tax liability. See Note 11 of Notes to Consolidated Financial Statements.

     Net income applicable to common stock amounted to $3.8 million during fiscal 2001 compared to net income of $3.9 million during fiscal 2000, primarily due to the foregoing reported results.

     Year Ended August 31, 2000 Compared to Year Ended August 31, 1999

     Total revenues for the Company increased 21.5% or $16.0 million to $90.5 million during fiscal 2000 from $74.5 million during fiscal 1999 primarily due to: a net increase of $11.5 million in timeshare and land sales to $68.7 million in fiscal 2000 from $57.2 million in fiscal 1999 (net timeshare sales increased by $7.8 million and net land sales increased by $3.7 million); an increase in interest income to $12.4 million in fiscal 2000 from $9.3 million in fiscal 1999; and, a higher gain on sale of notes receivable and sale of investments and other assets.

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

     Gain on sale of notes receivable and investments of $2.5 million was recorded during the fiscal 2000 as the Company, in addition to notes receivable sales in the normal course of business, sold its golf courses and several commercial non-core land parcels in Pahrump Valley, Nevada. This is compared to a gain of $513,000 recorded during fiscal 1999 as the Company sold a parcel of land in Pahrump Valley, Nevada.

     Interest income increased to $12.4 million in fiscal 2000 from $9.3 million in fiscal 1999, an increase of 33.5%, primarily due to increased average notes receivable balances for the current period.

     Total costs and expenses for the Company increased to $87.1 million for fiscal 2000 from $74.3 million for fiscal 1999, an increase of 17.2%. The increase resulted primarily from: an increase in direct product costs of timeshare interest sales to $10.5 million from $8.5 million, an increase of 23.3%; an increase in marketing and sales to $39.8 million from $35.3 million, an increase of 12.7%; an increase in interest expense to $12.5 million from $9.3 million, an increase of 34.5%; and, an increase of $3.4 million, or 23.8%, in general and administrative expenses. The increase in direct costs of timeshare sales is directly attributable to higher net timeshare sales in 2000 and to the higher costs to develop new timeshare inventory. The increase in marketing and sales expenses is due primarily to the higher gross sales; however, as noted below, the increase in dollars was accompanied by a related lower percentage of marketing and sales expenses. The increase in interest expense is due to the increase in the average outstanding balance of notes and contracts payable. The increase in general and administrative expenses is due primarily to: increased sales volume; the increase in escrow costs related to the increased sales volume; a net increase in maintenance fees paid to Owner Associations by PEC; an increase in executive incentive plan compensation, which is directly related to the pretax income increase; the full resumption of payment of Directors' fees; and, reserves for the Company's guaranty of office and equipment leases related to a previously affiliated company.

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

     Pretax income of $3.4 million was recorded in fiscal 2000 compared to pretax income of $220,000 in fiscal 1999.

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

Liquidity and Capital Resources

     Cash and cash equivalents for the Company were $1.9 million at August 31,
2001 compared to $1.1 million at August 31, 2000.   The fluctuation in this
account is primarily due to the timing of the Company's fundings, which occur in the normal course of business and the increase in restricted cash required by lenders as loans were sold.

     PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of principal and interest on debt obligations, payments of marketing and sales expenses in connection with sales of timeshare interests and land and payments of income taxes to Mego Financial. Marketing and sales expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale; as a result, such sales generate cash shortfalls. The cash shortfalls and PEC's other cash requirements are funded primarily through advances under PEC's lines of credit in the aggregate amount of $152.0 million, sales of receivables and cash flow from operations. At August 31, 2001, there were no commitments for material capital expenditures.

     At August 31, 2001, PEC had $152.0 million in lines of credit with institutional lenders for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land. These lines of credit bear interest at variable rates tied to the prime rate and 90-day London Interbank Offering Rate (LIBOR) and are secured by timeshare and land receivables and inventory. At August 31, 2001, an aggregate of $112.9 million was outstanding under such lines of credit, and $39.1 million was available for borrowing. Under the terms of these lines of credit, PEC may, depending upon the terms and conditions of the respective line of credit, borrow 65% to 90% of the balances of the pledged timeshare and land receivables. PEC is required to comply with certain covenants under these agreements, which, among other things, require PEC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that PEC maintains a minimum tangible net worth of $27.5 million. At August 31, 2001, PEC's tangible net worth was $33.7 million. Summarized lines of credit information and accompanying notes relating to these lines of credit outstanding at August 31, 2001, consist of the following (thousands of dollars):

     Outstanding
      Borrowing                Maximum
     Balance at               Borrowing                Revolving
   August 31, 2001             Amounts            Expiration Date (a)         Maturity Date (a)            Interest Rate
---------------------    -----------------    ------------------------     --------------------     -------------------------
    $     57,418            $     65,000       (b)  December 31, 2001       Various                  Prime +  2.0 - 2.25%
          24,829                  35,000       (c)  December 1, 2002        Various                  Prime +  2.0 - 3%

          27,950                  30,000       (d)  April 30, 2003          Various                  Libor +  4.0 - 4.25%
             245                   5,000       (e)  February 4, 2002        February 6, 2006         Prime +  1.0%
             987                  15,000       (f)  August 8, 2004          August 8, 2004           Prime +  2.5%
           1,489                   1,972       (g)  N/A                     July 31, 2003            Prime +  2.25%
    ------------            ------------

    $    112,918            $    151,972
    ============            ============

(a) As it has typically done in the past, management expects to extend the Revolving Expiration Date and Maturity Date on similar terms. When the Revolving Expiration Date expires as shown, the loans convert to term loans with maturities as stated or extended.

(b) Covenants includes PEC's requirement to maintain a minimum tangible net worth of $25 million; PEC's requirement not to exceed a ratio of 4:1 of consolidated total liabilities to consolidated tangible net worth; PEC's requirement to maintain a minimum net processed sales for each fiscal quarter; and, PEC's requirement to maintain a maximum percentage of costs and expenses for Marketing and sales and General and administrative expenses relating to net processed sales for each rolling 12-month period. The maximum percentage related to costs and expenses referred to above has been exceeded in the last three quarters. This does not constitute an Event of Default under this loan agreement, or this line of credit; however, it gives the lender the option to suspend advances to PEC under this line of credit. The lender has not elected to exercise this option, has continued to make regular advances and has informed PEC verbally that it intends to continue such advances. At August 31, 2001, $55.4 million of loans secured by receivables were outstanding related to financings at prime plus 2%, of which $24.3 million of loans secured by land receivables mature May 15, 2010 and $31.1 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes a real estate loan with an outstanding balance of $523,000 maturing December 31, 2001, bearing interest at prime plus 2.25%. The remaining Acquisition and Development (A&D) loans, receivables loans and a resort lobby loan outstanding of $1.5 million are at prime plus 2% and mature December 31, 2001. Negotiations are currently under way for extensions of the A&D, real estate and lobby loans.

(c) Covenants include PEC's requirement to maintain a minimum tangible net worth of $25 million during the life of the loan. These credit lines include available financing for A&D and receivables. At August 31, 2001, $4.8 million was outstanding under the A&D loan, which matures on February 28, 2004, and $14.5 million was outstanding under the receivables loan, which matures on June 30, 2004. There also are two working capital loans:
     $2.4 million at prime plus 3% which expires December 31, 2001, and $3.2 million at prime plus 2%, which expires April 1, 2005, and is secured by inventory.

(d) Covenants include PEC's requirement to maintain a minimum tangible net worth of $25 million. These credit lines include available financings for A&D and receivables. At August 31, 2001, $2.5 million was outstanding under the A&D loans, which have a maturity date of April 30, 2003 and bear interest at the 90-day LIBOR plus 4%. The available receivable financings, of which $25.5 million was outstanding at August 31, 2001, are at 90-day LIBOR plus 4% and have a maturity date of March 30, 2006.

(e) Covenants include PEC's requirement to maintain a minimum tangible net worth of $20 million. This is a receivables line, which bears interest at prime plus 1% and matures on February 4, 2002.

(f) Covenants include PEC's requirement to maintain a minimum tangible net worth of $27.5 million. This is a receivables line, which bears interest at prime plus 2.5% and matures on August 8, 2004.

(g) Covenants include PEC's requirement to maintain a minimum tangible net worth of $25 million.

     A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):

                                                                     For the years ended
                                                         ------------------------------------------
                                                             2001           2000           1999
                                                         ------------   ------------   ------------
          Marketing and selling expenses attributable
               to recognized and unrecognized sales        $   46,514     $   40,717     $   35,856
          Less: Down payments                                 (13,486)       (12,280)       (12,452)
                                                         ------------   ------------   ------------


          Cash Shortfall                                   $   33,028     $   28,437     $   23,404
                                                         ============   ============   ============

     During fiscal 2001, PEC sold notes receivable of $14.9 million from which $13.4 million of the sales proceeds were used to pay down debt. The sold notes receivable, which have interest rates ranging from 11.9% to 14.1% depending on the transaction, were sold to yield returns of 9.8% fixed and 10.1% floating to the respective purchasers, with PEC retaining any excess interest.

     PEC sells notes receivable subject to recourse provisions as contained in each agreement. PEC is obligated under these agreements to replace or repurchase accounts that are over 90 days delinquent or are otherwise subject to replacement or repurchase, in either cash or receivables at the option of the purchaser. At August 31, 2001, and

August 31, 2000, PEC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $52.2 million and $59.6 million, respectively. At August 31, 2001, the repurchase provisions provide for $47.2 million in substitution of receivables as recourse for sold notes receivable and $5.0 million in cash payments for receivables repurchase. The undiscounted amounts of the recourse obligations on such notes receivable were $4.4 million and $4.5 million at August 31, 2001 and August 31, 2000, respectively. PEC continually reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

     The components of the Company's debt, including lines of credit, consists of the following (thousands of dollars):

                                                                          August 31
                                                                 --------------------------
                                                                     2001          2000
                                                                 ------------  ------------
     Notes collateralized by receivables                           $   96,665    $   80,593
     Mortgages collateralized by real estate properties                22,322        27,407
     Installment contracts and other notes payable                      1,251         1,131
                                                                 ------------  ------------

         Total                                                     $  120,238    $  109,131
                                                                 ============  ============

Financial Condition

     The Company provides allowance for cancellations in amounts which, in the Company's judgment, will be adequate to absorb losses on notes receivable that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for fiscal 2001, 2000 and 1999, consisted of the following (thousands of dollars):

                                                                    For the Years Ended August 31
                                                              -----------------------------------------
                                                                  2001          2000          1999
                                                              -----------------------------------------
Balance at beginning of year                                   $  16,860     $  18,149     $  18,488
 Provision for cancellations                                       9,647         7,354         5,626
 Amounts charged to allowance for cancellations and
  reserve for notes receivable sold with recourse                 (7,806)       (8,643)       (5,965)
                                                               ---------     ---------     ---------

Balance at end of year                                         $  18,701     $  16,860     $  18,149
                                                               =========     =========     =========

     The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):

                                                                             August 31
                                                              -----------------------------------------
                                                                  2001          2000          1999
                                                              -----------------------------------------
Allowance for cancellations, excluding discounts               $  14,703     $  12,827     $  13,987
Reserve for notes receivable sold with recourse                    3,998         4,033         4,162
                                                               ---------     ---------     ---------

                  Total                                        $  18,701     $  16,860     $  18,149
                                                               =========     =========     =========

     The combined allowance for cancellations and reserve for notes receivable sold with recourse as a percentage of total owned and sold notes receivable was 11.2% as of August 31, 2001 compared to 10.8% as of August 31, 2000.

August 31, 2001 Compared to August 31, 2000

     Cash and cash equivalents was $1.9 million at August 31, 2001 and $1.1 million at August 31, 2000.

     Notes receivable, net, increased 26.4% to $105.1 million at August 31, 2001 from $83.2 million at August 31, 2000 as a result of the increased fiscal 2001 sales, net of notes receivable sold, during fiscal 2001.

     Retained interests in receivables sold increased 33.4% to $3.6 million at August 31, 2001 from $2.7 million at August 31, 2000.

     Land and improvements inventory and timeshare interests held for sale decreased 22.4% to $21.3 million at August 31, 2001 from $27.4 million at August 31, 2000. This decrease is directly related to the increase in sales in fiscal 2001.

     Notes and contracts payable increased 10.2% to $120.2 million at August 31, 2001 from $109.1 million at August 31, 2000. Net borrowings related to financing customer receivables increased by $16.1 million, which was partially offset by net paydowns on other debt of $5.0 million.

     Reserve for notes receivable sold with recourse was $4.0 million at August 31, 2001 and 2000.

     Deferred income taxes decreased 45.7% to $1.6 million at August 31, 2001 from $3.0 million at August 31, 2000, due to the changes in certain income tax liability reserves as a result of facts and circumstances determined in an ongoing review and analysis of the Company's federal income tax liability, and the income tax effect on the unrealized depreciation on interest rate swaps.

     Stockholders' equity increased to $28.2 million at August 31, 2001 from $25.8 million at August 31, 2000 as a result of net income of $3.8 million during fiscal 2001, partially offset by a net increase in accumulated other comprehensive loss of $1.4 million, reflecting interest rate swap transactions.

     Timeshare interest and land sales net, for fiscal 2001, 2000 and 1999, and the comparative dollar and percentage changes, are set forth in the following table (thousands of dollars):

                                                             For the Years Ended August 31
                                 -------------------------------------------------------------------------------------------
                                                                     2001 Change                          2000 Change
                                      2001          2000              from 2000          1999              from 1999
                                 ------------- ------------- ----------------------- ------------- -------------------------
Timeshare interest sales,  net     $  53,974     $  49,062     $   4,912     10.0%     $  41,262     $   7,800     18.9%
Land sales, net                       21,687        19,624         2,063     10.5%        15,979         3,645     22.8%
                                   ---------     ---------     ---------               ---------     ---------
  Total timeshare interest
   and land sales, net             $  75,661     $  68,686     $   6,975     10.2%     $  57,241     $  11,445     20.0%
                                   =========     =========     =========               =========     =========

August 31, 2000 Compared to August 31, 1999

     Cash and cash equivalents was $1.1 million at August 31, 2000 and $1.8 million at August 31, 1999.

     Notes receivable, net, increased 20.0% to $83.2 million at August 31, 2000 from $69.3 million at August 31, 1999 as a result of the increased fiscal 2000 sales, net of notes receivable sold during fiscal 2000.

     Retained interests in receivables sold increased 5.3% to $2.7 million at August 31, 2000 from $2.6 million at August 31, 1999.

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

     Reserve for notes receivable sold with recourse decreased 3.1% to $4.0 million at August 31, 2000 from $4.2 million at August 31, 1999. The majority of notes receivable sold during the fiscal year were land receivables, which typically require a lower reserve. The loans previously sold prior to fiscal 2000 continue to amortize, which correspondingly lowers the required reserve.

     Deferred income taxes decreased 15.1% to $3.0 million at August 31, 2000 from $3.5 million, due to the changes in certain income tax liability reserves as a result of facts and circumstances determined in an ongoing review and analysis of the Company's federal income tax liability.

     Stockholders' equity increased to $25.8 million at August 31, 2000 from $21.8 million at August 31, 1999 as a result of net income of $3.9 million during fiscal 2000.

Recent Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging
Activities", which was amended by SFAS No. 137, issued in June 1999.   SFAS 133
established standards for accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 and was adopted by the Company in fiscal 2001. See Note 3 of Notes to Consolidated Financial Statements.

     In July 2000, the EITF reached a consensus on Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". The issue is how to record interest income and to measure impairment on retained and purchased beneficial interests. The Task Force concluded that the holder of a beneficial interest should recognize interest income over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. If the fair value of the beneficial interest has declined below its carrying amount and the decline is other-than-temporary, an entity should apply impairment of securities guidance similar to SFAS 115 (fair value method). This EITF is effective for all beneficial interests in securitization transactions for quarters beginning after December 15, 2000. The adoption of this statement did not have a significant impact on the Company's financial statements.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
140). SFAS 140 replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 31, 2000. The adoption of SFAS 140 in fiscal 2001 did not have a material effect on the financial statements.

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS 142, which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, will be effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of these statements will have a significant impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management does not believe that the adoption of SFAS 143 will have a material effect on the financial statements.

     In September 2001, the FASB issued SFAS No. 144 on asset impairment that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB No. 121 and provide a single accounting model for long-lived assets to be disposed of. Management does not believe that the adoption of SFAS 144 will have a material effect on the financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company's various business activities generate liquidity, market and credit risk:

 . liquidity risk is the possibility of being unable to meet all present and future financial obligations in a timely manner;

 . market risk is the possibility that changes in future market rates or prices will make the Company's positions less valuable; and

 . credit risk is the possible loss from a customer's failure to perform according to the terms of the transaction.

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. Such information includes fair values of the market risk sensitive instruments and contract terms sufficient to determine future cash flows from those instruments, categorized by expected maturity dates (thousands of dollars):

                                                             Expected Maturity Date
                                    ----------------------------------------------------------------------
                                                                                                   There-                   Fair
August 31                               2002        2003        2004         2005         2006      after      Total       Value
----------------------------------- ----------- ----------- ------------ ----------- ------------ --------- ----------- ------------
Assets:
Notes receivable(a)
   Fixed rate                        $ 14,019   $ 11,761     $ 10,897    $ 11,004     $ 11,517   $ 45,929     $ 105,127   $ 116,302
      Average interest rate             13.87%     13.95%       14.09%      14.21%       14.23%     14.31%
Retained interests in receivables
      sold (b)
   Fixed rate                        $    313   $    357     $    407    $    463     $    528   $    192     $   2,260   $   2,260
      Average interest rate             13.16%     13.16%       13.16%      13.16%       13.16%     13.16%
   Variable rate                     $     65   $     74     $     84    $     95     $    107   $    918     $   1,343   $   1,343
      Average interest rate             12.47%     12.47%       12.47%      12.47%       12.47%     12.47%

Liabilities:
Notes and contracts payable (c)
   Fixed rate                        $  2,917   $  2,119     $  2,109    $     77     $     30                $   7,252   $   7,252
      Average interest rate              9.14%      8.38%        8.22%      11.78%       11.78%
   Variable rate                     $ 10,185   $  4,236     $ 15,843    $  1,500     $ 25,794   $ 55,428     $ 112,986   $ 112,986
      Average interest rate              9.36%      8.60%        8.83%       9.00%        7.68%     10.00%
Subordinated debt (d)
   Fixed rate                        $  4,211                                                                 $   4,211   $   4,211
      Average interest rate             10.00%
Interest rate swap (e)                                                   $ (2,018)    $    (93)               $  (2,111)  $  (2,111)
   Fixed rate                                                               10.94%        5.34%

(a) The fair value was estimated by discounting future cash flows of the outstanding notes receivable, net of the allowance for cancellations.

(b) The fair value was estimated by discounting future cash flows of the instruments using discount rates, default, loss and prepayment assumptions based upon available market data, opinions from financial advisors and portfolio experience.

(c) Interest rates on notes payable generally are adjustable, indexed to the prime rate or to the 90-day London Interbank Offering Rate (LIBOR); therefore, carrying value approximates fair value.

(d)  Carrying value is approximately the same as fair value.

(e) The Company engages in business activities that expose it to interest rate risk. The financial exposure is managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effects that the volatility of the interest rate market may have on the Company's operating results. The Company does not engage in speculative transactions or hold financial instruments for trading purposes. In August 2000, the Company entered into a $25 million, 5-year, interest rate swap transaction to hedge potential exposure to its variable rate notes' portfolio. In August 2001, the Company entered into a similar $20 million, 5-year, interest rate swap transaction. The interest rate swaps are considered and are documented as highly effective cash flow hedges.



Item 8.  Financial Statements and Supplementary Data

         The following Consolidated Financial Statements of the Company and its subsidiaries are included herewith:

                                                                                                        Page
                                                                                                        ----
Report of Independent Certified Public Accountants                                                       F-2
Independent Auditors' Report                                                                             F-3
Consolidated Balance Sheets at August 31, 2001 and 2000                                                  F-4
Consolidated Income Statements - Years Ended August 31, 2001, 2000 and 1999                              F-5
Consolidated Statements of Stockholders' Equity - Years Ended August 31, 2001, 2000 and 1999             F-6
Consolidated Statements of Cash Flows - Years Ended August 31, 2001, 2000 and 1999                       F-7
Notes to Consolidated Financial Statements - Years Ended August 31, 2001, 2000 and 1999              F-8 - F-28

         All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Company

         The following table sets forth certain information with respect to the directors and executive officers of the Company.

               Name                            Age                         Position (of Company unless otherwise noted)
-----------------------------------        ----------        -----------------------------------------------------------------------
Robert E. Nederlander                          68             Chairman of the Board, Chief Executive Officer and Director
Jerome J. Cohen                                73             President and Director Chairman of the Board, Chief Executive Officer
                                                                 and President, PEC
Herbert B. Hirsch                              65             Senior Vice President, Chief Financial Officer, Treasurer and Director
Eugene I. Schuster                             64             Vice President and Director
Wilbur L. Ross, Jr.                            63             Director
John E. McConnaughy, Jr.                       72             Director
Leonard Toboroff                               68             Director
Jon A. Joseph                                  54             Senior Vice President, General Counsel and Secretary
Carol W. Sullivan                              53             Senior Vice President and Chief Financial Officer, PEC
Charles G. Baltuskonis                         51             Senior Vice President and Chief Accounting Officer
Gregg A. McMurtrie                             46             Executive Vice President and Chief Operating Officer, PEC
S. Duke Campbell                               58             Senior Vice President, Marketing and Sales,  PEC

         Robert E. Nederlander has been the Chairman of the Board and Chief Executive Officer of the Company since January 1988. Mr. Nederlander is the Chairman of the Executive Committee. Since July 1995, Mr. Nederlander has served on the Board of Directors of Cendant Corporation, formerly Hospitality Franchise Systems, Inc. (HFS). Mr. Nederlander has been Chairman of the Board of Riddell Sports Inc. since April 1988 and was Riddell Sports Inc.'s Chief Executive Officer from April 1988 through March 1993. From February 1992 until June 1992, Mr. Nederlander was also Riddell Sports Inc.'s interim President and Chief Operating Officer. In 2001, Riddell Sports, Inc. changed its name to Varsity Brands, Inc. Since November 1981, Mr. Nederlander has been President and/or a director of the Nederlander Organization, Inc., owner and operator of many legitimate theaters in the City of New York. Since December 1998, Mr. Nederlander has been a co-managing member of the Nederlander Co. LLC, operator of legitimate theaters outside the City of New York. Mr. Nederlander served as the Managing General Partner of the New York Yankees Baseball Club from August 1990 until December 1991, and has been a limited partner since 1973. Since October 1985, Mr. Nederlander has been President of Nederlander Television and Film Productions, Inc.; and Chairman of the Board of Allis-Chalmers Corp. from May 1989 to July 1993, and from July 1993 to October 1996 as Vice Chairman. He remains a director of Allis-Chalmers Corp. Mr. Nederlander was a director of MMC from September 1996 until June 1998. In October 1996, Mr. Nederlander became a director of News Communications Inc., a publisher of community oriented free circulation newspapers. Mr. Nederlander does not currently serve on a full time basis in his capacities with the Company.

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

     Eugene I. Schuster has been a Vice President and a Director of the Company since 1988. Mr. Schuster is a member of the Stock Option Committee. Mr. Schuster has also been Chief Executive Officer and Chairman of the Board of Directors of Venture Funding, Ltd., a business development corporation, since its inception in May 1983. From February 1986 to December 1999, Mr. Schuster was the President and Chief Executive Officer and a director of Quest BioTechnology, Inc., a publicly held biotechnology research and development firm. From September 1985 to December 1999, Mr. Schuster has been a director of Wavemat, Inc., a publicly held company engaged in the manufacture and sale of microwave equipment for advanced materials processing. From January 1988 to December 1999, Mr. Schuster was the Chairman and from May 1988 through February 1995 was Chief Executive Officer, of Cellex Biosciences, Inc., a publicly held manufacturer of automated cell culture systems. Mr. Schuster is Chairman and Chief Executive Officer of Art Renaissance, Inc., a privately held company which operates several chains of retail art galleries. Mr. Schuster does not currently serve on a full time basis in his capacities with the Company.

     Wilbur L. Ross, Jr. has been a Director of the Company since 1984. Mr. Ross serves as a member of the Audit, Stock Option and Executive Incentive Compensation Committees. Mr. Ross was Executive Managing Director of Rothschild
Inc., an investment banking firm, from August 1996 until April 2000.   Chairman
of Rothschild Recovery Fund and Asia Recovery Fund since 1997 and 2000, respectively. As of April 1, 2000, he founded WL Ross & Co. LLC. He remains Chairman of Asia Recovery Fund, as well as the former Rothschild Recovery Fund, now named WLR Recovery Fund, and is Chairman of Asia Recovery Co-Investment Partners. Mr. Ross is also a director of News Communication, Casella Waste Systems Inc. and Pacific Life Insurance Company (Korea) and Kansai Sawayaka Bank (Japan).

     John E. McConnaughy, Jr. has been a Director of the Company since 1984. Mr. McConnaughy serves as Chairman of the Audit Committee and a member of the Stock Option and Executive Incentive Compensation Committees. Mr. McConnaughy is currently Chairman of the Board of JEMC Corp. He is currently on the Board of Directors of Transact International, Inc., DeVlieg Bullard, Inc., Levcor International, Inc., Riddell Sports, Inc., Fortune National Resources, Inc and Wave Systems, Inc. In 2001, Riddell Sports Inc. changed its name to Varsity Brands, Inc. Mr. McConnaughy is on the Board of Trustees and Executive Committee of the Strang Cancer Prevention Center and is Chairman of the Board Emeritus of the Harlem School of the Arts.

     Leonard Toboroff has been a director of the Company since March 7, 2001. Mr. Toboroff is a member of the New York bar and a practicing attorney since 1961. He has been Vice President of Riddell Sports, Inc. since April 1988. In 2001, Riddell Sports, Inc. changed its name to Varsity Brands, Inc. Since May 1989, Mr. Toboroff has been a Vice President and Vice Chairman of the Board of Allis-Chalmers Corp. Mr. Toboroff has been a director of Engex, Inc. since 1993.

     Jon A. Joseph, Senior Vice President, General Counsel and Secretary, has been with the Company since June 1995. Mr. Joseph was Executive Vice President of Valley Bank of Nevada from 1984 to 1991. In 1992, Valley Bank of Nevada was acquired by Bank of America. Mr. Joseph remained with the legal department of Bank of America until June 1, 1995, when he joined the Company.

     Carol W. Sullivan, Senior Vice President and Chief Financial Officer of PEC, has been with the Company since January 8, 2001. Ms. Sullivan served as Senior Vice President - Mortgage Portfolio for Sunterra Corporation from June 1998 to June 2000 and was appointed Treasurer in January 2000. Prior to that, she was a consultant in the vacation ownership industry from 1988 to 1998, providing financial consulting and advisory services to lenders and developers. Ms. Sullivan was Vice President - Real Estate Receivables Lending from 1980 to 1985 and Vice President - Real Estate Lending and Development from 1985 to 1988 of Finova Financial Corporation.

     Charles G. Baltuskonis, Senior Vice President and Chief Accounting Officer, has been with the Company since March 1997. He is a certified public accountant and served as Senior Vice President and Controller of Chase Federal Bank from May 1995 to March 1997. Prior to that, he was Chief Financial Officer of F&C Bancshares and First Coastal Bank, a Senior Vice President - Finance of Bank of New England, and was a Senior Manager with the public accounting firm of Ernst & Young.

     Gregg A. McMurtrie was named Executive Vice President and Chief Operating Officer of PEC in November 1998. Mr. McMurtrie joined the staff of PEC in August 1982. He has served as Vice President of PEC since August 1991. From August 1982 to July 1987, Mr. McMurtrie served in various capacities in the credit, internal auditing, marketing, customer relations, sales and executive departments. He was General Manager, Colorado Land Sales, from September 1987 to February 1989. From September 1989 to November 1998, Mr. McMurtrie served as Director of Sales Administration.

     S. Duke Campbell, Senior Vice President, Marketing and Sales of PEC, has been with the Company since July 1996. From 1995 to 1996, Mr. Campbell served as a Principal at D.I.A.L. Pro Northwest, Inc., a value added reseller for several customer management systems in the Northwest. Mr. Campbell served as Vice President of Marketing and sales for Hostar International, Inc., a manufacturer of innovative material management systems for hospitals, from 1991 to 1994. From 1989 to 1990, Mr. Campbell was the Senior Principal of Gulf American Financial Services, Inc., a financial services company that specializes in receivables management. Prior to 1990, Mr. Campbell served in various positions at Thousand Trails, Inc., a Texas company that owned and operated member campground resorts.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners have been satisfied.

Additional Information Concerning Officers and Directors

     The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Company's Directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The Company reimburses all Directors for their expenses in connection with their activities as Directors of the Company. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as Directors. Members of the Board of Directors of the Company who are not employees of the Company received an annual fee of $40,000 in calendar 2000 and are also scheduled to receive an annual fee of $40,000 for calendar 2001. Directors are reimbursed for their expenses incurred in attending meetings of the Board of Directors and its committees.

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

Item 11.  Executive Compensation

     The following table sets forth information concerning the annual and long-term compensation earned by the Company's Chief Executive Officer and each of the five other most highly compensated executive officers (Named Executive Officers) whose annual salary and bonus during the fiscal years presented exceeded $100,000.


                                                                                                 Long-Term Compensation Awards
                                                                                                 -----------------------------
                                                        Annual Compensation
                                       --------------------------------------------------------   Number of
                                         Fiscal                                  Other Annual      Options       All Other
      Name and Principal Position         Year      Salary        Bonus(a)       Compensation      Granted    Compensation(b)
 ------------------------------------  --------   ----------    ------------   ----------------  ----------- -----------------
Robert E. Nederlander,
   Chairman of the Board and              1999     $ 65,424  (c)    $     -        $ 5,901             833       $      -
   Chief Executive Officer                2000       30,769  (c)          -              -               -              -
                                          2001      103,847  (c)          -              -               -              -

Jerome J. Cohen,
   President, MFC                         1999      $300,002        $ 5,769        $ 9,800           2,083       $  2,400
   Chairman of the Board, Chief           2000       300,002         92,667              -               -              -
   Executive Officer and President,
   PEC                                    2001       311,540         86,000  (a)         -               -              -

Herbert B. Hirsch
   Senior Vice President, Chief           1999      $200,000        $ 3,486        $ 2,335           1,666       $  2,809
   Financial Officer and Treasurer,
   MFC                                    2000       200,000         37,067              -               -              -
   Senior Vice President and Chief        2001       115,385         34,400  (a)         -               -              -
   Financial Officer, PEC (to
   January 7, 2001)

Jon A. Joseph
   General Counsel and Secretary, MFC     1999      $200,000        $ 1,923        $24,000               -       $  2,838
   Senior Vice President, PEC             2000       200,000         25,000         24,000               -              -
                                          2001       207,692         17,200  (a)    24,923               -              -

Carol W. Sullivan
   Senior Vice President and              2001      $126,154        $     -  (a)   $     -               -       $      -
   Chief Financial Officer, PEC
   (commencing January 8, 2001)

Gregg A. McMurtrie
   Executive Vice President               1999      $142,462        $ 5,885        $ 3,910             833       $  2,172
   and Chief Operating Officer, PEC       2000       150,000         25,000          2,127               -              -
                                          2001       155,769              -  (a)     2,260               -              -

(a) Incentive compensation is included in the fiscal year it is earned with respect to contractual arrangements. Awards to other executives are discretionary and have not as yet been determined by the Incentive Compensation Committee for fiscal 2001.

(b) Represents the Company's discretionary matching contributions of 25% of the employee's contribution to the Company's 401(k) Plan on behalf of the employee.

(c) Prior to December 11, 1998, Mr. Nederlander earned an annual salary of $200,000. On that date, his salary was suspended. In April 2000, Mr. Nederlander's salary was reinstated at an annual rate of $100,000.

(d) Prior to January 8, 2001, Mr. Hirsch earned an annual salary of $200,000. On that date, his salary was changed to an annual rate of $50,000.

Option Grants in Last Fiscal Year

     There were no grants of stock options during fiscal 2001.

Aggregated Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of August 31, 2001. No stock options were exercised by the Named Executive Officers during fiscal 2001. See "Stock Option Plan" below in this section.

                                          Number of Unexercised                           Value of Unexercised In-the-Money
                                             Options Held at                                       Options Held at
                                             August 31, 2001                                     August 31, 2001 (1)
-----------------------   ---------------------------------------------------   ---------------------------------------------------
         Name                    Exercisable               Unexercisable               Exercisable               Unexercisable
-----------------------   ------------------------   ------------------------   ------------------------   ------------------------
Robert Nederlander                1,582                         1,334                      $   --                     $   --
Jerome J. Cohen                   2,082                         2,084                      $   --                     $   --
Herbert B. Hirsch                 1,165                         1,334                      $   --                     $   --
Jon A. Joseph                     3,000                         2,000                      $   --                     $   --
Carol W. Sullivan                    --                            --                      $   --                     $   --
Gregg A. McMurtrie                1,332                           833                      $   --                     $   --

(1) The closing sales price of the Company's Common Stock as reported on the Nasdaq National Market on August 31, 2001 was $3.99. The exercise price as of August 31, 2001 was $6.00 per share, therefore, the value of the unexercised options at August 31, 2001 was zero.

Employment Agreements

     On September 1, 1996, the Company entered into an employment agreement with Jerome J. Cohen, which originally was to expire on January 31, 2002. The agreement provides for an annual base salary of $300,000 plus a bonus of 2.5% of Incentive Income as defined in the Company's Incentive Plan (See "Executive Incentive Compensation Plan"). On November 10, 2000, the agreement was amended to extend its expiration date to January 31, 2005. Under the agreement as amended, in the event (1) that the Company determines to terminate Mr. Cohen's employment under the agreement, (2) of a change in control of ownership of the Company or (3) of a sale of all or substantially all of the Company's assets, the Company would be required to enter into a termination agreement with Mr. Cohen under which he would receive a termination payment of $750,000. The termination payment would be payable in 36 equal monthly installments except in the case of a further change in control of ownership or sale of assets of the Company, in which case any unpaid balance of the $750,000 would become payable in a lump sum.

     The Company has entered into an employment agreement which renews annually unless either party gives notice of termination, with Jon A. Joseph. The current expiration date of the agreement is December 31, 2001. The agreement provides for an annual base salary of $200,000 plus .5% of Incentive Income as defined in the Company's Incentive Plan. Further, in the event of a change in control of ownership of the Company, as defined in the agreement, Mr. Joseph would receive a separation payment of $200,000.

     On September 2, 1997, the Company entered into an agreement with Herbert B. Hirsch pursuant to which the Company would pay him a separation payment of $150,000 at such time as he no longer is employed by the Company.

     PEC has entered into a compensation agreement with Carol W. Sullivan dated January 8, 2001 which provides for an annual base salary of $200,000. The Agreement is renewable annually, unless terminated by either party upon proper notice. PEC has the right to terminate the Agreement at any time. If PEC shall terminate or fail to renew the Agreement, Ms. Sullivan shall be entitled to a severance payment of $100,000 if such failure to renew or termination takes place during the first year of employment and $200,000 if such failure to renew or termination takes place during the second year or later years of the term of the Agreement.

     The Company entered into a compensation agreement with S. Duke Campbell dated August 31, 2000, which provides for an annual base salary of $125,000. In addition, Mr. Campbell is to be paid monthly a sales commission of one-quarter of one percent (0.25%) of net sales, occurring after September 1, 2000, and a Profit Contribution Bonus for reducing sales and marketing costs for fiscal 2001. If Mr. Campbell's employment is terminated by PEC, other than for cause, Mr. Campbell shall receive his base salary and sales commissions to the date of termination, the portion of his Profit Contribution Bonus, if any, earned through the immediately preceding quarter and a severance payment in an amount equal to his then current annual base salary. If Mr. Campbell resigns or terminates his employment by PEC he will be entitled to his base salary and sales commissions through the date of such termination. In addition, after the end of fiscal 2001, a new arrangement relating to profitability to take the place of the Profit Contribution Bonus will be agreed upon and added to the agreement by amendment. If PEC and Mr. Campbell have not agreed to such amendment to this agreement by December 31, 2001, and Mr. Campbell has received or earned a Profit Contribution Bonus for fiscal 2001, Mr. Campbell may elect to resign or terminate his employment by PEC during the thirty-day period following December 31, 2001 and he then shall be entitled to a severance payment in an amount equal to his then current annual base salary in addition to his base salary and sales commissions through the date of such termination.

Stock Option Plan

     Under the Company's Stock Option Plan (Plan), as originally adopted, 87,500 shares of common stock were reserved for issuance upon exercise of options. In calendar year 1997, the Company's Board of Directors and shareholders approved an amendment to the Plan to increase by 83,333 shares the number of shares of common stock reserved for issuance pursuant to the Plan. As a result, an aggregate of 170,833 shares of common stock are reserved for issuance pursuant to the Plan, of which 76,833 shares have been issued upon exercise of options through August 31, 1997. During fiscal 1998, the Company's Board of Directors unanimously approved, subject to approval by the Company's shareholders, the amendment and restatement of the Plan. The amendments to the Plan approved by the Company's Board of Directors consist of changes to permit the grant of options to non-employee Directors of the Company and changes to conform the Plan to changes to the federal securities laws. On September 16, 1998, the shareholders approved the amendment and restatement of the Plan. The Plan is designed to serve as an incentive for retaining qualified and competent employees and Directors.

     The Stock Option Committee of the Company's Board of Directors administers and interprets the Plan and is authorized, in its discretion, to grant options thereunder to all eligible employees of the Company including officers and directors of the Company. The Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and nonstatutory stock options. Options can be granted under the Plan on such terms and at such prices as determined by the Board, or a committee thereof, except that the per share exercise price of options may not be less than 80% of the fair market value of the common stock on the date of grant, and, in the case of an incentive stock option, the per share exercise price may not be less than 100% of such fair market value. In the case of incentive stock options granted to a 10% shareholder, the per share exercise price may not be less than 110% of the fair market value of the common stock on the date of grant and shall expire five years from the date of grant. The aggregate fair market value of the shares covered by incentive stock options granted under the Plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit. There are currently 26 individuals, including both officers and directors, that have been granted options.

     Options granted under the Plan are exercisable after the period or periods specified in the option agreement. Options granted under the Plan are not exercisable after the expiration of ten years from the date of grant (except five years in the case of incentive stock options granted to 10% shareholders) and are not transferable other than by will or by the laws of descent and distribution.

     In September 1997, an additional 58,083 incentive stock options were granted under the Plan to employees at fair market value. On September 23, 1998, an additional 18,500 incentive stock options were granted under the Plan. An aggregate of 48,570 options were outstanding as of August 31, 2001 under the Plan.

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

Split-Dollar Insurance Plan

     On April 5, 1995, the Board of Directors of the Company established a split-dollar life insurance plan (Split-Dollar Plan) pursuant to which the Company paid the premiums for certain "second to die" life insurance policies on the lives of Messrs. Nederlander, Cohen, and Hirsch, executive officers and Directors of the Company and their respective spouses for a period not to exceed five years, at an annual aggregate premium outlay of $300,000. Each policy is in the name of a trust established for family beneficiaries selected by each executive. On August 3, 1995, the Company approved a life insurance policy for Mr. Schuster at an annual cost of $100,000 for a period of five years.
Pursuant to the plan, and with respect to each policy, after ten years, or earlier upon the deaths of the respective insured parties, or certain other events, the Company was to receive the amount of premiums paid on the policy. Through December 31, 1998, $300,000 was paid on Mr. Schuster's policy and $400,000 was paid on each of the others, leaving a balance of premiums in the amount of $500,000 still owed by the Company on the policies. Pursuant to an amendment to the original agreement, executed in April 1999, future payments by the Company relating to the policies were waived by Messrs. Nederlander, Cohen, Hirsch and Schuster. In consideration of the waiver, the Company agreed to accept repayment of the lesser of the premiums paid or the cash value of the policy upon the deaths of the respective insured parties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of November 16, 2001, information with respect to the beneficial ownership of the Company's common stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers (as defined in "Item. 11 Executive Compensation"), and (iv) all Directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                                                              Percentage of
                  Name and Address of                          Amount and Nature of        Outstanding Common
         Beneficial Owner or Identity of Group               Beneficial Ownership (1)          Stock Owned
--------------------------------------------------------   ---------------------------   -------------------------
Robert E. Nederlander(2)                                               342,056                         9.8%
Eugene I. Schuster and Growth Realty Inc. (GRI)(3)                     252,005                         7.2%
Jerome J. Cohen(4)                                                     186,993                         5.3%
Herbert B. Hirsch(5)                                                   252,243                         7.2%
John E. McConnaughy, Jr.(6)                                             24,661                           *
Wilbur L. Ross, Jr.(7)                                                   1,333                           *
Leonard Toboroff (8)                                                        --                          --
Jon A. Joseph (9)                                                        5,083                           *
Gregg A. McMurtrie (10)                                                  2,166                           *
Carol W. Sullivan (11)                                                      --                          --
Friedman Billings Ramsey Group, Inc. and affiliates (12)               571,419                        16.3%
All Executive Officers and Directors as a Group                      1,066,540                        30.5%
  (10 persons) (13)

*    Less than 1%.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from November 16, 2001 upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the applicable date have been exercised.

(2) 1450 Broadway, New York, New York 10018. Includes 41,666 shares held by an affiliate of Mr. Nederlander and 2,583 shares issuable under options granted pursuant to the Company's Stock Option Plan. Does not include 16,666 shares of common stock owned by the Robert E. Nederlander Foundation, an entity organized and operated exclusively for charitable purposes (the Nederlander Foundation), of which Mr. Nederlander is President. Mr. Nederlander disclaims beneficial ownership of the shares owned by the Nederlander Foundation.

(3) 321 Fisher Building, Detroit, Michigan 48202. Consists of (i) 211,506 shares held of record by GRI, a wholly-owned subsidiary of Venture Funding, Ltd. of which Mr. Schuster is a principal shareholder, Director and Chief Executive Officer, (ii) 39,166 shares held of record by Growth Realty Holdings L.L.C., a limited liability corporation owned by Mr. Schuster, GRI and Mr. Schuster's three children, and (iii) 1,333 shares issuable under options granted pursuant to the Company's Stock Option Plan.

(4) 1125 N. E. 125/th/ Street, Suite 206, North Miami, Florida 33161. Includes 3,333 shares issuable under options granted pursuant to the Company's Stock Option Plan. Excludes 83,333 shares owned by a trust for the benefit of his children over which Mr. Cohen does not have any investment or voting power, as to which he disclaims beneficial ownership. Also excludes 4,000 shares of common stock owned by the Rita and Jerome J. Cohen Foundation, Inc., an entity organized and operated exclusively for charitable purposes (the Cohen Foundation), of which Mr. Cohen is President. Mr. Cohen disclaims beneficial ownership of the shares owned by the Cohen Foundation.

(5) 230 East Flamingo Road, Las Vegas, Nevada 89109. Includes 1,833 shares issuable under options granted pursuant to the Company's Stock Option Plan.

(6) 1011 High Ridge Road, Stamford, Connecticut 06905. Includes 2,333 shares issuable under options granted pursuant to the Company's Stock Option Plan.

(7) 101 East 52/nd/ Street, New York, New York 10022. Consists of 1,333 shares issuable under an option granted pursuant to the Company's Stock Option Plan. Excludes 41,666 shares owned by Rothschild, Inc., of which Mr. Ross was a Managing Director until April 1,2000. Mr. Ross does not have any investment or voting power over such shares and disclaims beneficial ownership.

(8)  1450 Broadway, 20/th/ Floor, New York, New York 10018.

(9) 4310 Paradise Road, Las Vegas, Nevada 89109. Includes 3,000 shares issuable under options granted pursuant to the Company's Stock Option Plan.

(10) 4310 Paradise Road, Las Vegas, Nevada 89109. Consists of shares issuable under options granted pursuant to the Company's Stock Option Plan.

(11) 4310 Paradise Road, Las Vegas, Nevada 89109.

(12) 1001 19/th/ Street North, Arlington, VA. 22209. Based upon a Schedule 13G dated July 13, 1998, as amended on each of February 16, 1999, 2000 and 2001, July 11,2001 and August 13, 2001, filed jointly by Friedman Billings Ramsey Group, Inc., Orkney Holdings, Inc., Eric F. Billings, Emanuel J. Friedman and W. Russell Ramsey with the SEC.

(13) See Notes (2)-(11).

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

     At January 31, 1995, when accrual of payments to assignors ceased, $13.3 million was payable to the Assignors. On March 2, 1995, the Assignors agreed to defer payment of $10 million of the amounts due to them pursuant to an amendment to the Assignment and Assumption Agreement providing for the subordination of such amounts to payment of debt for money borrowed by the Company or obligations of the Company's subsidiaries guaranteed by the Company (Subordinated Debt). Warrants (Warrants) to purchase 166,666 shares of common stock, at an exercise price of $25.50 per share (the closing market price per share on March 2, 1995), were granted to the Assignors in consideration of the payment deferral and subordination. The balance of $3.3 million was paid to the assignors as follows: $809,000 including interest of $59,000 in June 1995, and the balance of $2.6 million including interest of $45,000 in January 1997. The Warrants were exercised in August 1997 in a non-cash transaction, whereby the Subordinated Debt was reduced by $4.25 million. Interest on the Subordinated Debt was to be paid semiannually at the rate of 10% per year starting September 1, 1995, and the Subordinated Debt was to be repaid in semiannual principal payments commencing March 1, 1997. On March 1, 1997, the Assignors received the first semiannual principal payment of $1.4 million plus interest related to the repayment of the Subordinated Debt. In connection with exercise of the Warrants, payments aggregating $4.25 million were deemed paid and the semiannual payments were scheduled to resume in March 1999, with a partial payment made in September 1998. The final $4.29 million was scheduled to be paid in 3 equal installments on March 1, 1999, September 1, 1999 and March 1, 2000. In accordance with the Amended and Restated Fourteenth Amendment to Assignment and Assumption Agreement, the principal and interest payments have been deferred until March 1, 2002. Payments of interest of $429,000 and principal of $75,000 on Subordinated Debt were made during fiscal 2001. The Subordinated Debt is collateralized by a pledge of PEC's outstanding stock. In fiscal 2001, an advance by the Company of $100,000 at an interest rate of 10% was made to Eugene
I. Schuster, an affiliate of one of the Assignors, against the amount owed to it. The balance outstanding under this advance was $11,000 as of August 31, 2001.

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

     Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter ended August 31, 2001:

               1. Current Report on Form 8-K, dated August 7, 2001, filed with the Securities and Exchange Commission on August 14, 2001, with respect to the termination of the engagement of Deloitte & Touche LLP as the Company's independent accountant.

               2. Current Report on Form 8-K, dated August 21, 2001, filed with the Securities and Exchange Commission on August 24, 2001, with respect to the engagement of Ernst & Young LLP as the Company's independent accountant.

(b)  Exhibits.

      Exhibit
      Number                            Description
     --------    ---------------------------------------------------------------
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

     10.153 (21)  Third Amended and Restated Promissory Note dated as of
                  September 29, 1998 by and between FINOVA Capital Corporation and Preferred Equities Corporation relating to the Headquarters and FCFC Property.
     10.154 (21)  Amendment No. 4 to Second Amended and Restated and
                  Consolidated Loan and Security Agreement dated as of November 6, 1998 between Finova Capital Corporation and Preferred Equities Corporation.
     10.155 (21)  Amendment No. 4 to Second Amended and Restated and
                  Consolidated Loan and Security Agreement dated as of November 6, 1998 between Greyhound Real Estate Finance Company and Preferred Equities Corporation.
     10.156 (21)  Amended and Restated Guarantee and Subordination Agreement
                  dated as of September 29, 1998 between Greyhound Real Estate Finance Company and Mego Financial Corporation relating to the Headquarters Re-advance.
     10.157 (21)  First Amended and Restated Promissory Note dated as of
                  November 6, 1998 between FINOVA Capital Corporation and Preferred Equities Corporation relating to the IDA Building Addition.
     10.158 (21)  Letter Agreement dated as of September 29, 1998 between FINOVA
                  Capital Corporation and Preferred Equities Corporation relating to the Headquarters Re-advance.
     10.159 (21)  Additional Advance Note dated as of November 6, 1998 between
                  FINOVA Capital Corporation and Preferred Equities Corporation relating to Aloha Bay Phase II.
     10.160 (21)  Request for Advance and Disbursement Instructions dated as of
                  November 11, 1998 between FINOVA Capital Corporation and Preferred Equities Corporation.
     10.161 (21)  First Amended and Restated Promissory Note dated as of
                  November 6, 1998 between FINOVA Capital Corp. and Preferred Equities Corporation relating to the Winnick Building Addition.
     10.162 (21)  Fourth Amendment to Assignment and Assumption Agreement dated as of February 26, 1999 by and between RER Corp, COMAY Corp., Growth Realty Inc. and H & H Financial, Inc. and Mego Financial Corporation.
     10.163 (21)  Amended and Restated Stock Option Plan dated September 16,
                  1998 for Mego Financial Corp.
     10.164 (22)  Amendment No.2 to Interval Receivables Loan and Security
                  Agreement dated as of March 28, 1999 between Heller Financial, Inc. and Preferred Equities Corporation.
     10.165 (22)  Sales Agreement dated as of March 8, 1999 between Great Escape
                  Marketing, Inc. and Preferred Equities Corporation relating to 6950 Villa de Costa Dr. Orlando, Florida.
     10.166 (22)  Sales Agreement dated as of March 10, 1999 between D&D
                  Marketing, Inc. and Preferred Equities Corp and Brigantine Preferred Properties.
     10.167 (22)  Forbearance and Modification Agreement dated as of May 7, 1999 by and between Preferred Equities Corporation and Heller Financial, Inc.
     10.168 (22)  Management Agreement dated May 20, 1999 by and between Hotel
                  Maison Pierre Lafitte, LTD. Owners Association, Inc. and Preferred Equities Corporation.
     10.169 (22)  Fifth Amendment to Assignment and Assumption Agreement dated
                  May 28, 1999 by and between RER Corp, COMAY Corp., Growth Realty Inc. and H&H Financial, Inc. and Mego Financial Corp.
     10.170 (22)  Amendment No. 2 to Severance Agreement, and Consulting
                  Agreement dated June 18, 1999 between Don A. Mayerson and Mego Financial Corp.
     10.171 (22)  First Amendment to Forbearance Agreement and Amendment No. 6
                  to Second Amended and Restated and Consolidated Loan and Security Agreement dated May 7, 1999 by and among Finova Capital Corporation, Preferred Equities Corporation and Mego Financial Corp.
     10.172 (24)  Sixth Amendment to Assignment and Assumption Agreement dated
                  May 28, 1999 by and between RER Corp, COMAY Corp., Growth Realty Inc. and H&H Financial, Inc. and Mego Financial Corp.
     10.173 (24)  Forbearance Agreement dated August 6, 1999 among Preferred
                  Equities, and Mego Financial Corporation and Litchfield Financial Corporation.
     10.174 (24)  Purchase and Sale Agreement between The Villas at Monterey
                  Limited Partnership and Tango Bay of Orlando and Preferred Equities Corporation regarding Ramada Suites at Tango Bay Orlando.
     10.175 (24)  Extension dated September 7, 1999 to the Second Amendment to
                  Forbearance Agreement and Amendment No. 7 to Second Amended and Restated Consolidated Loan and Security Agreement dated December 23, 1998 between Preferred Equities Corporation and Finova Capital Corporation.

     10.176 (24)  Purchase and Security Agreement dated June 11, 1999 between
                  Preferred Equities Corporation and Preferred RV Resort Owners Association regarding the Preferred RV Resort.
     10.177 (24)  Forbearance Agreement and Amendment No. 5 to Second Amended
                  and Restated and Consolidated Loan and Security Agreement dated December 23, 1998 between Finova Capital Corporation and Preferred Equities Corp.
     10.178 (24)  Letter Agreement dated February 8, 1999 between Preferred
                  Equities Corporation and Finova Capital Corporation regarding additional agreements to the Forbearance Agreement and Amendment No. 5 to Second Amended and Restated Consolidated Loan and Security Agreement dated December 23, 1998.
     10.179 (24)  Amendment No. 3 to Severance Agreement and Consulting
                  Agreement between Mego Financial Corp. and Don A. Mayerson dated September 28, 1999.
     10.180 (24)  Compensation Agreement between S. Duke Campbell and Preferred
                  Equities Corporation dated July 27, 1998.
     10.181 (24)  Amendment dated October 15, 1999 to the General Loan and
                  Security Agreement Inventory Advance between Preferred Equities Corporation and Textron Financial Corporation dated October 5, 1994.
     10.182 (24)  Amendment dated April 26, 1999 to the Agreement made January
                  1, 1995 between Mego Financial Corp. and Herbert A. Krasow, as Trustee of the Herbert B. Hirsch Property Trust Insurance Trust dated October 22, 1990 regarding the Agreement concerning "Split-Dollar" Life Insurance Plan.
     10.183 (24)  Amended Assignment of Limited Interest in Life Insurance as
                  Collateral Security dated April 26, 1999 to an Assignment made as of January 1, 1995 by Herbert A. Krasow, as Trustee of the Herbert B. Hirsch Property Trust Insurance Trust, dated October 22, 1990 to Mego Financial Corp.
     10.184 (24)  Amended Agreement Concerning "Split-Dollar" Life Insurance
                  Plan dated April 26, 1999 to the Agreement made January 1, 1995, between Mego Financial Corp., Lawrence J. Cohen and Clifford A. Schulman as Trustees of the Cohen 1994 Insurance Trust dated December 2, 1994, Jerome J. Cohen and Rita Cohen.
     10.185 (24)  Amended Assignment of Limited Interest in Life Insurance as
                  Collateral Security dated April 26, 1999 to an Assignment made as of January 1, 1995, by Lawrence J. Cohen and Clifford A. Schulman, as Trustees of the Cohen 1994 Insurance Trust dated December 21, 1994 to Mego Financial Corp.
     10.186 (24)  Amended Agreement Concerning "Split-Dollar" Life Insurance
                  Plan dated April 23, 1999 to the Agreement made as of June 1, 1995 between Mego Financial Corp, Joseph A. Schuster, as Trustee of the Eugene I Schuster Irrevocable Trust - dated May 30 1995, and Eugene I. Schuster.
     10.187 (24)  Amended Assignment of Limited Interest in Life Insurance as
                  Collateral Security dated April 23, 1999 to an Assignment made as of June 1, 1995, by Joseph A. Schuster, as Trustee of the Eugene I. Schuster Irrevocable Trust - Mego, dated May 30, 1995 to Mego Financial Corp.
     10.188 (24)  Amended Agreement Concerning "Split-Dollar" Life Insurance
                  Plan dated April 26, 1999 to the Agreement made January 1, 1995 between Mego Financial Corp., Tracy Allen, and Jane Gerard, as Trustees of the Nederlander 1994 Insurance Trust, dated December 19, 1994, Robert e. Nederlander and Gladys Nederlander.
     10.189 (24)  Amended Assignment of Limited Interest in Life Insurance as
                  Collateral Security Amendment made April 26, 1999 to as Assignment made January 1, 1995 by Tracy Allen and Jane Gerard, as Trustees of the Nederlander 1994 Insurance Trust, dated December 19, 1994 to Mego Financial Corp.
     10.190 (24)  Amended Agreement Concerning "Split-Dollar" Life Insurance
                  Plan Amendment made as of April 26, 1999 to the Agreement made as of January 1, 1995, between Mego Financial Corp., Gary Steven Mayerson and Robert Keith Mayerson, as Trustees of the Mayerson 1994 Insurance Trust, dated December 21, 1994, Don A. Mayerson and Evelyn W. Mayerson.
     10.191 (24)  Amended Assignment of Limited Interest in Life Insurance as
                  Collateral Security Amendment made April 26, 1999 to an Assignment made January 1, 1995, by Gary Steven Mayerson and Robert Keith Mayerson, as Trustees of the Mayerson 1994 Insurance Trust, dated December 21, 1994 to Mego Financial Corp.
     10.192 (24)  Seventh Amendment to Assignment and Assumption Agreement by
                  and between RER Corp., Comay Corp., Growth Realty Inc. and H&H Financial, Inc. and Mego Financial Corp. dated November 20, 1999.

     10.193 (25)  Purchase and Sale Agreement dated October 6, 1999 between
                  Preferred Equities Corporation and Covington Nevada Corp regarding the Sale of Calvada Championship Golf Course and Calvada Executive Golf Course.
     10.194 (25)  Amendment No. One to Third Amended and Restated Promissory
                  Note - Headquarters and FCFC Property dated November 9, 1999 between Preferred Equities Corporation and Finova Capital Corporation.
     10.195 (25)  Amendment No. One to Promissory Note - Additional Advances
                  dated November 9, 1999 between Preferred Equities Corporation and Finova Capital Corporation.
     10.196 (25)  Third Amendment to Forbearance Agreement and Amendment No. 8
                  to Second Amended and Restated and Consolidated Loan and Security Agreement dated November 9, 1999, by and among Finova Capital Corporation, Preferred Equities Corporation, and Mego Financial Corp.
     10.197 (25)  Fourth Amendment to Forbearance Agreement and Amendment No. 9
                  to Second Amended and Restated and Consolidated Loan and Security Agreement dated December 17, 1999 by and among Finova Capital Corporation, Preferred Equities Corporation, and Mego Financial Corp.
     10.198 (25)  Second Amendment to Deed of Trust - Hartsel Springs Ranch
                  dated December 17, 1999 by and among Preferred Equities Corporation and Finova Capital Corporation.
     10.199 (26)  Fifth Amendment to Forbearance Agreement and Amendment Number
                  10 to Second Amended and Restated and Consolidated Loan and Security Agreement dated as of February 25, 2000 by and among FINOVA Capital Corporation, Preferred Equities Corporation, and Mego Financial Corp.
     10.200 (26)  Eighth Amendment to Assignment and Assumption Agreement by and
                  between RER Corp., COMAY Corp., Growth Realty Inc. and H&H Financial Inc., and Mego Financial Corp., dated January 31, 2000.
     10.201 (26)  Amended, Restated and Increased Receivables Promissory Note
                  No. 1 by Preferred Equities Corp. to Heller Financial, Inc. dated December 22, 1999.
     10.202 (26)  Amended, Restated and Consolidated Acquisition Promissory Note
                  No. 1 by Preferred Equities Corp. to Heller Financial, Inc. dated December 22, 1999.
     10.203 (26)  Fourth Amendment to Interval Receivables Loan and Security
                  Agreement dated December 22, 1999 between Heller Financial, Inc., and Preferred Equities Corporation.
     10.204 (26)  Third Amendment to Acquisition and Construction Loan Agreement
                  dated December 22, 1999 between Heller Financial, Inc., and Preferred Equities Corporation.
     10.205 (26)  General Loan and Security Agreement (Inventory Loan) executed
                  December 17, 1999 by and among Textron Financial Corp., Preferred Equities Corp. and Steamboat Suites, Inc.
     10.206 (26)  General Loan and Security Agreement (Receivable Loan Facility)
                  executed December 17, 1999 by and among Textron Financial Corp., Preferred Equities Corp. and Steamboat Suites, Inc.
     10.207 (26)  Sixth Amendment to Forbearance Agreement and Amendment No. 11
                  to Second Amended and Restated and Consolidated Loan and Security Agreement dated March 31, 2000 by and among Finova Capital Corporation, Preferred Equities Corporation and Mego Financial Corp.
     10.208 (27)  Amendment No. 4 to Severance Agreement and Consulting
                  Agreement dated December 30, 1999 by and between Mego Financial Corp. and Don A. Mayerson.
     10.209 (27)  Amendment No. 5 to Severance Agreement and Consulting
                  Agreement dated May 20, 2000 by and between Mego Financial Corp. and Don A. Mayerson.
     10.210 (27)  Ninth Amendment to Assignment and Assumption Agreement by and
                  between RER Corp., COMAY Corp., Growth Realty Inc. and H&H Financial, Inc. and Mego Financial Corp. dated April 30,2000.
     10.211 (28)  Seventh Amendment to Forbearance Agreement and Amendment No.
                  12 to Second Amended and Restated and Consolidated Loan and Security Agreement dated July 20, 2000 by and among FINOVA Capital Corporation, Preferred Equities Corporation and Mego Financial Corp.
     10.212 (28)  Second Amendment to Loan and Security Agreement between
                  Litchfield Financial Corporation and Preferred Equities Corporation dated July 15, 2000.
     10.213 (28)  Tenth Amendment to Assignment and Assumption Agreement by and
                  between RER Corp., COMAY Corp., Growth Realty Inc. and H&H Financial, Inc. and Mego Financial Corp. dated August 31, 2000.
     10.214 (28)  Fourth Amendment to Acquisition and Construction Loan
                  Agreement dated September 7, 2000 between Heller Financial, Inc., and Preferred Equities Corporation.
     10.215 (28)  ISDA Master Swap Agreement between Sovereign Bank and
                  Preferred Equities Corporation dated

                  August 31, 2000.
     10.216 (28)  Five year extension of Licensing Agreement dated April 18,
                  1995, by and among Hospitality Franchise Systems, Inc., Ramada Franchise Systems, Inc. and Preferred Equities Corporation.
     10.217 (28)  Extension of Loan and Security Agreement dated August 12, 1998 between Dorfinco Corporation and Preferred Equities Corporation to December 31, 2001.
     10.218 (28)  Master Lease Agreement and Guaranty of Lease among Jozac
                  Business Center, LLC, Landlord; Preferred Equities Corporation, Tenants; and Mego Financial Corporation, Guarantor, for 4310 Paradise Road, Las Vegas, NV dated October 2, 2000.
     10.219 (28)  Master Lease Agreement and Guaranty of Lease among Jozac
                  Business Center, LLC, Landlord; Preferred Equities Corporation, Tenants; and Mego Financial Corporation, Guarantor, for 1500 Tropicana, Las, Vegas, NV dated November 9, 2000.
     10.220 (28)  Eleventh Amendment to Assignment and Assumption Agreement by
                  and between RER Corp., COMAY Corp., Growth Realty Inc. and H&H Financial, Inc. and Mego Financial Corp. dated November 15, 2000.
     10.221 (29)  Amended and Restated Employment Agreement dated November 10,
                  2000 by and between MEGO Financial Corp and Jerome J. Cohen.
     10.222 (29)  Seventh Amendment to loan and security agreement by Preferred
                  Equities Corporation and Colorado Land and Grazing Corp., dated December 15, 2000.
     10.223 (29)  Fifth Amendment to Promissory Note made by Preferred Equities
                  Corporation and Colorado Land And Grazing Corp on December 15, 2000.
     10.224 (29)  Compensation Agreement between Carol Sullivan and Preferred
                  Equities Corporation dated January 8, 2001.
     10.225 (30)  First Amendment to Loan and Security Agreement by and between
                  Preferred Equities Corporation and Dorfinco Corporation dated November 30, 2000.
     10.226 (30)  First Amendment to General Loan and Security Agreement between
                  Steamboat Suites, Inc., and Preferred Equities Corporation dated February 1, 2001.
     10.227 (30)  Eighth Amendment to Forbearance Agreement and Amendment No. 13
                  to Second Amended and Restated and Consolidated Loan and Security Agreement between Finova Capital corporation and Preferred Equities Corporation dated December 29, 2000.
     10.228 (30)  Twelfth Amendment to Assignment and Assumption Agreement by
                  and between RER Corp., COMAY Corp., Growth Realty Inc. and H&H Financial, Inc. and Mego Financial Corp. dated February 15, 2001.
     10.229 (31)  Hypothecation Loan Agreement dated February 6, 2001 between
                  Preferred Equities Corporation and HSBC Bank USA.
     10.230 (31)  Amended and Restated Loan and Security Agreement by and
                  between Preferred Equities Corporation and Heller Financial, Inc. dated April 5, 2001.
     10.231 General Loan and Security Agreement for Inventory Loan III executed March 30, 2001 among Textron Financial Corporation and Preferred Equities Corporation and Brigantine Preferred Properties, Inc.
     10.232 First Amendment to General Loan and Security Agreement on Receivable Loan Facility executed 7/9/01 between Steamboat Suites, Inc., Preferred Equities Corporation and Brigantine Preferred Properties and Textron Financial Corporation.
     10.233 First Amended and Restated Loan and Security Agreement executed on June 22, 2001 between Preferred Equities Corporation and Colorado Land and Grazing Corporation, Mego Financial Corp, and Dorfinco Corporation.
     10.234 Thirteenth Amendment to Assignment and Assumption Agreement, by and between RER Corp., COMAY Corp., Growth Realty INC., and H&H Financial dated June 29, 2001.
     10.235 Loan and Security Agreement by and between Preferred Equities Corporation and Capital Source Finance LLC effective August 8, 2001.
     10.236 Amended and Restated Fourteenth Amendment to Assignment and Assumption Agreement, by and between RER Corp., COMAY Corp., Growth Realty INC., and H&H Financial dated November 15, 2001.
     21.1         List of subsidiaries.
---------------

(1) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1988 and incorporated herein by reference.
(2) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1989 and incorporated herein by reference.
(3) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1990 and incorporated herein by reference.
(4) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1991 and incorporated herein by reference.
(5) Filed as part of the Company's Registration Statement on Form S-4 originally filed August 31, 1992 and incorporated herein by reference.
(6) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1992 and incorporated herein by reference.
(7) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1993 and incorporated herein by reference.
(8) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1994 and incorporated herein by reference.
(9) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1995 and incorporated herein by reference.
(14) Filed as part of the Company's Form 10-Q for the quarter ended November 30, 1996 and incorporated herein by reference.
(15) Filed as part of the Company's Form 10-Q for the quarter ended February 28, 1997 and incorporated herein by reference.
(16) Filed as part of the Company's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.
(17) Filed as part of the Company's Form 10-Q for the quarter ended February 28, 1998 and incorporated herein by reference.
(18) Filed as part of the Company's Form 10-Q for the quarter ended May 31, 1998 and incorporated herein by reference.
(19) Filed as part of the Company's Form 10-K for the fiscal year ended August 31, 1997 and incorporated herein by reference.
(20) Filed as part of the Company's Form 10-Q for the quarter ended November 30, 1998 and incorporated herein by reference.
(21) Filed as part of the Company's Form 10-Q for the quarter ended February 28, 1999 and incorporated herein by reference.
(22) Filed as part of the Company's Form 10-Q for the quarter ended May 31, 1999 and incorporated herein by reference.
(23) Filed as part of the Company's Form 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.
(24) Filed as part of the Company's Form 10K for the fiscal year ended August 31, 1999 and incorporated herein by reference.
(25) Filed as part of the Company's Form 10-Q for quarter ended November 30, 1999 and incorporated herein by reference.
(26) Filed as part of the Company's Form 10-Q for the quarter ended February 29, 2000 and incorporated herein by reference
(27) Filed as part of the Company's Form 10-Q for the quarter ended May 31, 2000 and incorporated herein by reference.
(28) Filed as part of the Company's Form 10-K for the fiscal year ended August 31, 2000 and incorporated herein by reference.
(29) Filed as part of the Company's Form 10-Q for quarter ended November 30, 2000 and incorporated herein by reference.
(30) Filed as part of the Company's Form 10-Q for the quarter ended February 29, 2001 and incorporated herein by reference

     (31) Filed as part of the Company's Form 10-Q for the quarter ended May 31, 2001 and incorporated herein by reference.

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

                                       MEGO FINANCIAL CORP.



Date: November 29, 2001                By: /s/ Jerome J. Cohen
      -----------------                   ----------------------------------
                                          Jerome J. Cohen, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date(s) indicated.

                 Signature                                     Title                               Date
                 ---------                                     -----                               ----
/s/ Robert E. Nederlander                     Chairman of the Board, Chief Executive              November 29 , 2001
--------------------------------------------  Officer and Director
Robert E. Nederlander

/s/ Jerome J. Cohen                           President and Director                              November 29, 2001
--------------------------------------------
Jerome J. Cohen

/s/ Herbert B. Hirsch                         Senior Vice President, Chief Financial              November 29, 2001
--------------------------------------------  Officer, Treasurer and Director
Herbert B. Hirsch

/s/ Charles G. Baltuskonis                    Senior Vice President and                           November 29, 2001
--------------------------------------------  Chief Accounting Officer
Charles G. Baltuskonis

/s/ Eugene I. Schuster                        Vice President and Director                         November 29, 2001
--------------------------------------------
Eugene I. Schuster

/s/ John E. McConnaughy, Jr.                  Director                                            November 29, 2001
--------------------------------------------
John E. McConnaughy, Jr.

/s/ Wilbur L. Ross, Jr.                       Director                                            November 29, 2001
--------------------------------------------
Wilbur L. Ross, Jr.

/s/ Leonard Toboroff                          Director                                            November 29, 2001
--------------------------------------------
Leonard Toboroff

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           Page No.
                                                                                         -----------
Report of Independent Certified Public Accountants....................................        F-2

Independent Auditors' Report..........................................................        F-3

Consolidated Financial Statements:

     Consolidated Balance Sheets at August 31, 2001 and 2000 .........................        F-4

     Consolidated Income Statements - Years Ended August 31, 2001, 2000 and 1999......        F-5

     Consolidated Statements of Stockholders' Equity - Years Ended August 31, 2001,
         2000 and 1999................................................................        F-6

     Consolidated Statements of Cash Flows - Years Ended August 31, 2001, 2000 and
         1999.........................................................................        F-7

Notes to Consolidated Financial Statements............................................        F-8

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Mego Financial Corp. and Subsidiaries
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheet of Mego Financial Corp. and its subsidiaries (the Company) as of August 31, 2001, and the related consolidated income statement, statement of stockholders' equity, and statement of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mego Financial Corp. and its subsidiaries at August 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                               ERNST & YOUNG LLP

Miami, Florida
November 16, 2001

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Mego Financial Corp. and Subsidiaries
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheet of Mego Financial Corp. and its subsidiaries (the "Company") as of August 31, 2000 and the related consolidated income statements, statements of stockholders' equity, and statements of cash flows for each of the two years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mego Financial Corp. and its subsidiaries at August 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

San Diego, California
November 22, 2000

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (thousands of dollars, except per share amounts)

                                                                                                       August 31
                                                                                            --------------------------------
                                                                                                 2001              2000
                                                                                            --------------    --------------
ASSETS
Cash and cash equivalents                                                                       $   1,894         $   1,069
Restricted cash                                                                                     1,926             1,255
Notes receivable, net of allowance for cancellations and discounts of $15,084
      and $13,234 at August 31, 2001 and 2000, respectively                                       105,127            83,156
Retained interests in receivables sold, at fair value                                               3,603             2,701
Timeshare interests held for sale                                                                  18,139            23,307
Land and improvements inventory                                                                     3,152             4,113
Other investments                                                                                  10,251             4,492
Property and equipment, net of accumulated depreciation of
      $17,098 and $17,632 at August 31, 2001 and 2000, respectively                                16,867            23,167
Deferred selling costs                                                                              5,466             5,231
Prepaid debt expenses                                                                               2,359             2,060
Other assets                                                                                       17,044            18,041
                                                                                                ---------         ---------
                  TOTAL ASSETS                                                                  $ 185,828         $ 168,592
                                                                                                =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Notes and contracts payable                                                               $ 120,238         $ 109,131
      Accounts payable and accrued liabilities                                                     24,337            19,544
      Reserve for notes receivable sold with recourse                                               3,998             4,033
      Deposits                                                                                      3,201             2,841
      Deferred income taxes                                                                         1,617             2,975
                                                                                                ---------         ---------
                  Total liabilities before subordinated debt                                      153,391           138,524
                                                                                                ---------         ---------

Subordinated debt                                                                                   4,211             4,286

Stockholders' equity:
      Preferred stock, $.01 par value (authorized--5,000,000 shares, none outstanding)                  -                 -
      Common stock, $.01 par value (authorized--50,000,000 shares; 3,500,557 shares
          issued and outstanding at August 31, 2001 and 2000)                                          35                35
      Additional paid-in capital                                                                   13,068            13,068
      Retained earnings                                                                            16,516            12,679
      Accumulated other comprehensive loss                                                         (1,393)                -
                                                                                                ---------         ---------

                  Total stockholders' equity                                                       28,226            25,782
                                                                                                ---------         ---------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 185,828         $ 168,592
                                                                                                =========         =========

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
               (thousands of dollars, except per share amounts)

                                                                                   For the Years Ended August 31
                                                                       -----------------------------------------------------
                                                                            2001                 2000              1999
                                                                       --------------       --------------     -------------
REVENUES
      Timeshare interest sales, net                                     $     53,974         $     49,062       $    41,262
      Land sales, net                                                         21,687               19,624            15,979
      Interest income                                                         14,977               12,430             9,310
      Financial income                                                         2,995                1,153             1,184
      Gain on sale of notes receivable                                           668                  635                 -
      Gain on sale of investments and other assets                               124                1,857               513
      Incidental operations                                                    1,817                2,033             2,597
      Other                                                                    4,164                3,701             3,657
                                                                       -------------        -------------      ------------

           Total revenues                                                    100,406               90,495            74,502
                                                                       -------------        -------------      ------------
COSTS AND EXPENSES
      Direct cost of:
           Timeshare interest sales                                           10,886               10,518             8,527
           Land sales                                                          3,359                3,050             2,709
      Interest expense                                                        12,214               12,468             9,270
      Marketing and sales                                                     48,781               39,769            35,291
      Incidental operations                                                    1,631                1,698             2,274
      Depreciation                                                             1,412                1,827             1,878
      General and administrative                                              18,942               17,746            14,333
                                                                       -------------        -------------      ------------

           Total costs and expenses                                           97,225               87,076            74,282
                                                                       -------------        -------------      ------------

INCOME BEFORE INCOME TAXES                                                     3,181                3,419               220

INCOME TAXES (BENEFIT)                                                          (656)                (530)             (830)
                                                                       -------------        -------------      ------------

NET INCOME APPLICABLE TO COMMON STOCK                                   $      3,837         $      3,949       $     1,050
                                                                       =============        =============      ============

INCOME PER COMMON SHARE
      Basic and Diluted:
           Net income applicable to common stock                        $       1.10         $       1.13       $      0.30
                                                                       =============        =============      ============

           Weighted-average number of common shares and
              common share equivalents outstanding                         3,500,557            3,500,557         3,500,557
                                                                       =============        =============      ============

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          (thousands of dollars, except share and per share amounts)

                                                                                                        Accumulated
                                               Common Stock               Additional                       Other
                                              $.01 par value                Paid-In       Retained       Comprehensive
                                     ------------------------------
                                         Shares          Amount             Capital      Earnings           Loss           Total
                                     ---------------  -------------     -------------  -------------  ---------------  -------------
Balances at September 1, 1998            3,500,557      $       35        $   12,964      $   7,680                      $  20,679

Warrants issued                                                                  104                                           104

Net income fiscal 1999                                                                        1,050                          1,050
                                     ---------------  -------------     -------------  -------------  ---------------  -------------

Balances at August 31, 1999              3,500,557              35            13,068          8,730                         21,833

Net income fiscal 2000                                                                        3,949                          3,949
                                     ---------------  -------------     -------------  -------------  ---------------  -------------

Balances at August 31, 2000              3,500,557              35            13,068         12,679                         25,782

Net income fiscal 2001                                                                        3,837                          3,837

Cumulative effect of change in
    accounting principle as of
    September 1, 2000 for unrealized                                                                     $     (168)          (168)
    loss of interest rate swaps, net
    of related income tax benefit of $87

Unrealized loss on interest rate swaps
    for fiscal 2001, net of related
    income tax benefit of $631                                                                               (1,225)        (1,225)
                                     ---------------  -------------     -------------  -------------  ---------------  -------------

Total comprehensive income                                                                                                   2,444
                                                                                                                       -------------

Balances at August 31, 2001              3,500,557      $       35        $    13,068     $  16,516     $    (1,393)     $  28,226
                                     ===============  =============     =============  =============  ===============  =============

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (thousands of dollars)

                                                                                     For the Years Ended August 31
                                                                        -------------------------------------------------------
                                                                               2001               2000               1999
                                                                        ------------------  ----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                $    3,837        $    3,949          $    1,050
                                                                        ------------------  ----------------  -----------------
    Adjustments to reconcile net income to net cash used in
       operating activities:
       Charges to allowance for cancellations                                     (7,802)           (8,643)             (5,987)
       Provision for cancellations                                                 9,647             7,354               5,626
       Gain on sale of notes receivable                                             (668)             (635)                  -
       Gain on sale of other investments and other assets                           (124)           (1,857)               (513)
       Provision for uncollectible owner's association advances                        -              (200)                  -
       Cost of timeshare interest and land sales                                  14,245            13,568              11,236
       Depreciation                                                                1,412             1,827               1,979
       Additions to retained interests in receivables sold                        (1,824)             (660)                  -
       Amortization of retained interests in receivables sold                        922               525                 801
       Repayments on notes receivable                                             47,112            50,733              42,962
       Additions to notes receivable                                             (85,821)          (82,388)            (64,112)
       Proceeds from sales of notes receivable                                    15,526            19,594                   -
       Purchase of land and timeshare interests                                   (8,116)           (4,810)             (3,651)
       Changes in operating assets and liabilities:
          (Increase) decrease in restricted cash                                    (671)              421                  18
          (Increase) decrease in other assets                                        698            (4,779)             (5,557)
          Increase in deferred selling costs                                        (235)             (946)               (566)
          Increase (decrease) in accounts payable and accrued liabilities          2,890             1,403                (632)
          Increase (decrease) in deposits                                            360               554              (2,590)
          Decrease in deferred income taxes                                         (640)             (530)               (963)
                                                                        ------------------  ----------------  -----------------

          Total adjustments                                                      (13,089)           (9,469)            (21,949)
                                                                        ------------------  ----------------  -----------------

            Net cash used in operating activities                                 (9,252)           (5,520)            (20,899)
                                                                        ------------------  ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                            (1,463)           (2,230)             (1,589)
    Proceeds from sale of property and equipment                                   6,286             1,617                   -
    Purchase of other investments                                                 (5,927)              (34)               (950)
    Proceeds from the sale of other investments                                      149             1,031                 747
                                                                        ------------------  ----------------  -----------------

               Net cash provided by (used in) investing activities                  (955)              384              (1,792)
                                                                        ------------------  ----------------  -----------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                      73,980            64,363              59,047
    Reduction of debt                                                            (62,873)          (59,787)            (36,478)
    Payments on subordinated debt                                                    (75)             (192)               (465)
    Increase in subordinated debt                                                      -                 -                 595
                                                                        ------------------  ----------------  -----------------

            Net cash provided by financing activities                             11,032             4,384              22,699
                                                                        ------------------  ----------------  -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 825              (752)                  8

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR                                        1,069             1,821               1,813
                                                                        ------------------  ----------------  -----------------

CASH AND CASH EQUIVALENTS-END OF YEAR                                         $    1,894        $    1,069          $    1,821
                                                                        =================   ===============   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for interest, net of amounts capitalized        $   15,199        $   12,339          $    9,000
                                                                        =================   ===============   ================

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended August 31, 2001, 2000 and 1999

1.   Nature of Operations

     Mego Financial Corp. (Mego Financial) is a premier developer and operator of timeshare properties and a provider of consumer financing to purchasers of timeshare intervals and land parcels through its wholly-owned subsidiary, Preferred Equities Corporation (PEC), established in 1970. PEC is engaged in originating, selling, servicing and financing consumer receivables generated through timeshare and land sales. Mego Financial and its subsidiaries are herein individually or collectively referred to as the Company as the context requires. PEC markets and finances timeshare interests and land in select resort areas. By providing financing to virtually all of its customers, PEC also originates consumer receivables that it hypothecates or sells, and services. Mego Financial was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp. In February 1988, Mego Financial acquired PEC, pursuant to an assignment by the Assignors, as defined below, of their contract right to purchase PEC.

     To facilitate its sales of timeshare interests, the Company has entered into several trust agreements. The trustees administer the collection of the related notes receivable. The Company has assigned title to certain of its resort properties in Nevada and its interest in certain related notes receivable to the trustees.

     In 1992, Mego Financial organized a subsidiary, Mego Mortgage Corporation
(MMC), which was a specialized consumer finance company that originated, purchased, sold, securitized and serviced consumer loans consisting primarily of conventional uninsured home improvement and debt consolidation loans. After an initial public offering (IPO) of MMC common stock in November 1996, Mego Financial held 81.3% of the outstanding stock of MMC. On September 2, 1997, Mego Financial distributed all of its remaining 10,000,000 shares of MMC's common stock to Mego Financial's shareholders in a tax-free spin-off (Spin-off).

     Acquisition of Preferred Equities Corporation
     ---------------------------------------------

     The acquisition of PEC on February 1, 1988, was effected pursuant to an Assignment Agreement, dated October 25, 1987, between Mego Financial and several corporations (Assignors) and a related Assignment and Assumption Agreement (Assignment and Assumption Agreement), dated February 1, 1988, and amended on July 29, 1988, between Mego Financial and the Assignors (collectively, such agreements constitute the Assignment). The acquisition of PEC was accomplished by PEC issuing 2 shares of its common stock to Mego Financial for a purchase price of approximately $50,000. Simultaneously, the previously outstanding shares held by others were surrendered and redeemed by PEC at a cost to PEC of approximately $10,463,000 plus fees and expenses, leaving Mego Financial with all of the outstanding shares of PEC.

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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999
           (thousands of dollars, except share and per share amounts


     2.   Recent Events

     On October 2, 2001, CNUC entered into an agreement with Utilities Inc. providing for the acquisition by Utilities Inc. of all of the assets of CNUC for $5,500,000 (Asset Sale). Utilities Inc. has deposited $500,000 of the purchase price to assure its performance of the agreement. The transaction is subject to the approval of the Nevada Public Utilities Commission, which approval is expected on or before April 15, 2002. CNUC has assigned a portion of the proceeds from the Asset Sale to secure the Note mentioned below. The proceeds from the Asset Sale will be used for working capital and to reduce debt. The Asset Sale is not expected to have a significant impact on the Company's fiscal 2002 results of operations.

     On October 15, 2001, the Company and LC Acquisition Corp., a California corporation (LC), entered into a short-term financing agreement, modified on November 8, and November 15, 2001, pursuant to which LC agreed to lend to the Company an aggregate of $3,000,000 in two tranches. In connection with this financing arrangement, the Company issued to LC a promissory note (Note) bearing interest at 12% per annum. Payment of the Note is guaranteed by PEC and the guaranty is secured by a pledge of the stock of CNUC and a partial assignment of proceeds from the Asset Sale referred to above. The Note is payable on the date the Asset Sale is consummated or August 31, 2002, whichever is earlier.


     3.   Summary of Significant Accounting Policies

          Principles of Consolidation and Basis of Presentation--The
          -----------------------------------------------------
accompanying Consolidated Financial Statements include the accounts of Mego Financial and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 1.

          Parent Company Only Basis--At August 31, 2001 and 2000, respectively,
          -------------------------
Mego Financial, on a "parent company only" basis, reflected total assets of $41,999,000 and $34,398,000, which were comprised principally of its equity investment in subsidiaries of $34,650,000 and $32,962,000, and other assets, including amounts due from subsidiaries, of $7,349,000 and $1,438,000, and liabilities of $10,826,000 and $4,187,000, excluding subordinated debt. At August 31, 2001 and 2000, respectively, liabilities, excluding subordinated debt, were comprised principally of notes payable of $5,927,000 and $0 and deferred income taxes of $1,617,000 and $2,975,000. At August 31, 2001 and 2000, subordinated debt of $4,211,000 and $4,286,000, respectively, was outstanding. See Notes 1, 10 and 17.

          Cash Equivalents--Cash equivalents consist primarily of certificates
          ----------------
of deposit with original maturities of 90 days or less.

          Restricted Cash--Restricted cash represents: cash on deposit which
          ---------------
relates to CNUC's customer deposits and betterment fees; cash on deposit in accordance with notes receivable sale agreements; and, untransmitted funds received from collection of notes receivable which have not as yet been disbursed to the purchasers of such notes receivable in accordance with the related sale and servicing agreements.

          Notes Receivable--Notes receivable are stated at amortized cost
          ----------------
reduced by the allowance for cancellations and discounts. If the note receivable is at a "below market" interest rate, a discount is applied to the note receivable balance and amortized over the note's term so that the effective yield is 10%.

          Allowance for Cancellations--Provision for cancellations relating to
          ---------------------------
notes receivable is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes receivable. The Company records the provision for cancellations at the time revenue is recognized based upon periodic analysis of the portfolio, collateral values, historical credit loss experience, borrowers' ability to repay and current economic factors. The allowance for cancellations represents the Company's estimate of the future credit losses to be incurred over the lives of the notes receivable. The Company's judgment in determining the adequacy of this allowance is based upon a periodic review of its portfolio of notes receivable. These reviews take into

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999

consideration changes in the nature and level of the portfolio, current economic conditions which may affect the purchasers' ability to pay, the estimated value of inventory that may be reacquired and overall portfolio quality. Changes in the allowance as a result of such reviews are reflected in the provision for cancellations.

          Timeshare Interests Held for Sale--Costs incurred in connection with
          ---------------------------------
preparing timeshare interests for sale are capitalized and include all costs of acquisition, renovation and furnishings. Timeshare interests held for sale are valued at the lower of cost or fair value.

          Land and Improvements Inventory--Land and improvements inventory
          -------------------------------
include carrying costs capitalized during the development period and costs of improvements incurred to date and are stated at the lower of cost or fair value.

          Property and Equipment--Property and equipment is stated at cost and
          ----------------------
is depreciated over its estimated useful life (generally 3 - 40 years) using the straight-line method. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are recorded as expense.

          Utility Accounting Policies--The Company, through a wholly-owned
          ---------------------------
subsidiary, provides water and sewer services to customers in the Pahrump valley of Nevada. This subsidiary is subject to regulation by the Public Utilities Commission of Nevada and the Company's accounting policies conform to generally accepted accounting principles as applied in the case of regulated public utilities in accordance with the accounting requirements of the regulatory authority having jurisdiction. Contributions in aid of construction (CIAC) received by the Company from its customers are included as a separate liability and amortized over the period of 9 - 25 years, which represents the estimated remaining useful life of the corresponding improvements. Amortization of CIAC reduces depreciation expense. CIAC is included in Accounts Payable and Accrued Liabilities on the Balance Sheet in the amounts of $9,244,000 and $9,173,000 at August 31, 2001 and 2000, respectively.

          Reserve for Notes Receivable Sold with Recourse--Recourse to the
          -----------------------------------------------
Company on sales of notes receivable is governed by the agreements between the purchasers and the Company. The reserve for notes receivable sold with recourse represents the Company's estimate of the fair value of future credit losses to be incurred over the lives of the notes receivable. Proceeds from the sale of notes receivable sold with recourse were $14,858,000, $19,594,000 and $0 for the years ended August 31, 2001, 2000 and 1999, respectively. A liability for reserve for notes receivable sold with recourse is established at the time of each sale based upon the Company's estimate of the fair value of the recourse obligation under each agreement of sale and is reviewed for adequacy on a quarterly basis. At August 31, 2001 and 2000, the outstanding balance of notes receivable sold with recourse was $52,180,000 and $59,600,000, respectively.

          Income Taxes--The Company utilizes the provisions of SFAS No. 109,
          ------------
"Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the Company to adhere to an asset/liability approach for financial accounting and reporting for income taxes. Income tax expense is provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the bases of the balance sheet for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when they are recovered or settled. See Note 11.

          Revenue and Profit Recognition--Timeshare Interests and Land Sales--
          ------------------------------
Sales of timeshare interests and land are recognized and included in revenues after certain "down payment" and other "continuing investment" criteria are met. Land sale revenues are recorded using the deposit method in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The agreement for sale generally provides for a down payment and a note secured by a deed of trust or mortgage payable to the Company in monthly installments, including interest, over a period of up to 12 years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of timeshare interests and 20% of the sales price for land sales. Land sales usually meet these requirements within eight to ten months from closing and sales of timeshare interests usually meet these requirements at the time of sale. The sales price, less a provision for cancellation, is recorded as revenue and the allocated cost related to such net revenue of the timeshare interest or land is recorded as

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999

expense in the year that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

          All payments received prior to the recognition of the sale as revenue accounted for as deposits. Selling costs directly attributable to unrecognized sales are accounted for as deferred selling costs until the sale is recognized .

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

          Sales of Notes Receivable--The Company generally sells its notes
          -------------------------
receivable at par value. When the Company sells notes receivable, it retains certain participation in the cash flows of the notes receivable sold and generally retains the associated servicing rights. The sales are generally subject to limited recourse provisions as provided in the respective notes receivable sales agreements. Under these agreements, the Company is generally obligated to replace or repurchase accounts that become over 60 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables. Reserve for notes receivable sold with recourse represents the Company's estimate of losses to be incurred in connection with the recourse provisions of the sales agreements and is shown separately as a liability in the Company's Balance Sheet.

          Gain on sale of receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To obtain fair values on the retained interests (both at the point of the related receivable sale and periodically thereafter), the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions-- default rates, rates of prepayment, loss reserve rates and discount rates commensurate with the risks involved.

          The Company's retained interests in receivables sold are carried at fair market value as either derivatives or available-for-sale investments. Unrealized holding gains or losses on the retained interests are included in earnings for those transactions structured so that the Company, through its retained interest, receives fixed interest amounts and pays the buyer variable amounts based on a floating interest rate index, as the resulting financial interest meets the definition of a derivative in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities". Unrealized holding gains, if any, on retained interests in notes receivable sold not meeting the definition of a derivative would be included in shareholders' equity, net of income taxes. Losses in such retained interests are reflected in earnings.

         In September 2000, the Company sold to a financial institution $9.5 million of land receivables at par. The Company recognized a $286,000 gain on the sale of the receivables and recorded a $273,000 retained interest in notes receivable sold and a $625,000 recourse obligation which is included in Reserve for notes receivable sold with recourse on the Consolidated Balance Sheet.

          In August 2001, the Company sold to a financial institution $5.4 million of timeshare interest receivables at par. The Company recognized a $382,000 gain on the sale of the receivables and recorded a $356,000 retained interest in notes receivable sold and a $711,000 recourse obligation which is included in Reserve for notes receivable sold with recourse on the Consolidated Balance Sheet.

          The assumptions used to measure the initial fair value of the retained interest and recourse obligation for the above sales are as follows:

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999

                                             Land Receivables Sale            Timeshare Receivables Sales
                                            -----------------------------    ------------------------------------
Contractual rate                                       12.9%                               13.84%
Guarantee rate                                         10.5%                                9.75%
Discount rate                                          15.0%                               15.00%
Prepayment rate                                        19.0%                               19.00%
Loss reserve rate                                       8.8%                               15.00%
Servicing fee                                           1.0%                           not applicable
Weighted-average life (in months)                        93                                  92

          Interest Income--Interest income is recorded as earned. Interest
          ---------------
income represents the interest earned on notes receivable and short-term investments. Interest income is reversed on all notes receivable when principal or interest payments are more than three months contractually past due and not resumed and such loans are less than three months past due.

          Loan Origination Fees--The direct incremental cost of originating
          ---------------------
loans to customers is deferred and amortized to interest income as an adjustment to yield over the estimated life of the related loans.

          Financial Income--Fees for servicing notes receivable originated by
          ----------------
the Company and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such notes receivable and are recognized when earned. Financial income includes changes in the fair value of retained interests in receivables sold and interest income accreted on such interests.

          Advertising--The Company expenses advertising costs as incurred.
          -----------

          Timeshare Owners' Associations--The Company is responsible for a
          ------------------------------
portion of operating expenses of the timeshare Owners' Associations based on the Company's ownership percentage in the unsold timeshare interests at each of the respective timeshare properties. These costs are referred to as Association Assessments and are included in the Income Statement in General and administrative expenses. Management fees and costs received from the Associations are included in Revenues under the caption of Other.

          Income Per Common Share--Basic income per common share is based on the
          -----------------------
net income applicable to common stock for each period divided by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income applicable to common stock by the weighted-average number of common shares plus common share equivalents. In loss periods, or periods whereby the option and warrants' exercise price exceeds the average market price, anti-dilutive common share equivalents are excluded.

          At August 31, 2001, options to purchase 48,570 shares of common stock at $6.00 per share were outstanding and warrants to purchase 83,333 shares of common stock at $6.00 per share were outstanding. The options and warrants were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares and, thus, would be anti-dilutive. The options, which expire on September 2, 2002 through September 22, 2008, and the warrants, which expire on January 1, 2004, were still outstanding at August 31, 2001.

          Effective September 9, 1999, the Company consummated a one for six reverse stock split for all of the Company's common shares outstanding. All share and per share references have been restated to retroactively show the effect of this reverse stock split.

          Comprehensive Income--Comprehensive income, summarized on Consolidated
          --------------------
Statements of Stockholders' Equity, consists of net income for the fiscal year and the change in net unrealized gain (loss) on interest rate swaps, net of related tax benefit.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999

          Interest Rate Swaps--In August 2000, the Company entered into a $25
          -------------------
million, 5-year, interest rate swap transaction with a financial institution to hedge potential exposure to its variable rate notes' payable portfolio. In August 2001, the Company entered into a similar $20 million, 5-year, interest rate swap transaction. The interest rate swaps are considered and are documented as highly effective cash flow hedges. The interest rate swaps are carried at fair value and the unrealized gain or loss is included, in the Consolidated Balance Sheets in Accounts payable and accrued liabilities, and the amount net of income taxes, in a separate Stockholders' Equity caption titled "Accumulated Other Comprehensive Loss". The unrealized loss on the two swaps as of August 31, 2001 was $1,393,000, net of related income tax benefit of $718,000.

          Evaluation of Long-Lived Assets--Statement of Financial Accounting
          -------------------------------
Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Asses to Be Disposed Of" requires that impairment losses be recognized when the carrying value of an asset will not be recoverable based on future cash flows. The Company's policy is to evaluate, at each balance sheet date, the appropriateness of the net carrying values of its long-lived assets. If such evaluation were to indicate a material impairment of these assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value.

          Segment Information-- In accordance with SFAS No. 131, "Disclosures
          -------------------
about Segments of an Enterprise and Related Information", the Company considers its business to consist of one reportable operating segment. The Company does not allocate revenues and expenses, or assets and liabilities, in a segmented format for internal use or decision-making processes.

          Recent Accounting Standards--In July 2000, the EITF reached a
          ---------------------------
consensus on Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". The issue is how to record interest income and to measure impairment on retained and purchased beneficial interests. The Task Force concluded that the holder of a beneficial interest should recognize interest income over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. If the fair value of the beneficial interest has declined below its carrying amount and the decline is other-than-temporary, an entity should apply impairment of securities guidance similar to SFAS 115 (fair value method). This EITF is effective for all beneficial interests in securitization transactions for quarters beginning after December 15, 2000. The adoption of this statement did not have a significant impact on the Company's financial statements.

          In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). SFAS 140 replaces SFAS Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 31, 2000. The adoption of SFAS 140 in fiscal 2001 did not have a material effect on the Company's financial statements.

          In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS 142, which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, will be effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of these statements will have a significant impact on the Company's financial statements.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management does not believe that the adoption of SFAS 143 will have a material effect on the Company's financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999



     In September 2001, the FASB issued SFAS No. 144 on asset impairment that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121 and provide a single accounting model for long-lived assets to be disposed of. Management does not believe that the adoption of SFAS 144 will have a material effect on the Company's financial statements.

     Reclassification--Certain prior period amounts have been reclassified to
     ----------------
conform with the current year presentation.

     Use of Estimates--The preparation of financial statements in conformity
     ----------------
with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements. Actual results could differ from those estimates.

4.  Notes Receivable

     The Company provides financing to the purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust or mortgages. These notes receivable are generally payable over a period of up to 12 years, bear interest at rates generally ranging from 12.5% to 15.5% and require equal monthly installments of principal and interest.

     Notes receivable consist of the following (thousands of dollars):

                                                       August 31
                                              ----------------------------
                                                 2001              2000
                                              ----------        ----------
Related to timeshare sales                    $  93,011         $  71,306
Related to land sales                            27,200            25,084
                                              ---------         ---------

                                                120,211            96,390
                                              ---------         ---------

Less:  Allowance for cancellations              (14,707)          (12,827)
         Discounts                                 (377)             (407)
                                              ---------         ---------
                                                (15,084)          (13,234)
                                              ---------         ---------

            Total                             $ 105,127         $  83,156
                                              =========         =========


     The Company has entered into financing arrangements with certain purchasers of timeshare interests and land whereby a 5% interest rate is charged if the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. Notes receivable of $5,777,000 and $6,421,000 at August 31, 2001 and 2000, respectively, made under this arrangement are included in the table above. A discount is established to provide for an effective interest rate (currently 10%) on notes receivable bearing a below market interest rate at the time of sale, and is applied to the principal balance and amortized over the terms of the notes receivable. The effective interest rate is based upon the economic interest rate environment and similar industry data.

     The Company is obligated under certain agreements for the sale of notes receivable and certain loan agreements to maintain various minimum tangible net worth requirements. The most restrictive of these agreements requires PEC to maintain a minimum tangible net worth of $27,500,000. PEC's tangible net worth at August 31, 2001 was $33,684,000.

     Allowance for Cancellations--Changes in both the allowance for
     ---------------------------
cancellations and the reserve for notes receivable sold with recourse consist of the following (thousands of dollars):

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999

                                                                         For the Years Ended August 31
                                                                ------------------------------------------------
                                                                    2001               2000             1999
                                                                -----------        -----------      ------------
Balance at beginning of year                                    $   16,860         $   18,149       $   18,488
Provision for cancellations                                          9,647              7,354            5,626
Amounts charged to allowance for cancellations and
    reserve for notes receivable sold with recourse                 (7,802)            (8,643)          (5,965)
                                                                ----------         ----------       ----------
Balance at end of year                                          $   18,705         $   16,860       $   18,149
                                                                ==========         ==========       ==========

Allowance for cancellations                                     $   14,707         $   12,827       $   13,987
Reserve for notes receivable sold with recourse                      3,998              4,033            4,162
                                                                ----------         ----------       ----------
            Total                                               $   18,705         $   16,860       $   18,149
                                                                ==========         ==========       ==========


     Number of Notes Receivable Accounts Serviced--The number of notes
     --------------------------------------------
receivable accounts serviced at August 31, 2001 and 2000, was 22,000 and 19,300, including 5,100 and 5,900, respectively, serviced for others. At August 31, 2001 and 2000, the amount of notes receivable with payment delinquencies of 90 days or more was $7,689,000 and $6,593,000, including $14,000 and $0, respectively, serviced for others.

     Notes Receivable Serviced and Originated--At August 31, 2001 and 2000,
     ----------------------------------------
notes receivable serviced were $172,485,000 and $152,990,000, including $35,783,000 and $39,671,000, respectively, serviced for others. Notes receivable originated were $85,821,000 and $82,388,000 for the years ended August 31, 2001 and 2000, respectively.

5. Timeshare Interests Held for Sale

     Timeshare interests held for sale consist of the following (thousands of dollars):

                                                                                                August 31
                                                                                      ------------------------------
                                                                                         2001               2000
                                                                                      -----------       ------------
Timeshare interests (including capitalized interest of $32 and $100 in fiscal
     2001 and 2000, respectively)                                                     $    14,972        $    18,755
Timeshare interests in process (including capitalized interest of $85
     and $130 in fiscal 2001 and 2000, respectively)                                        3,167              4,552
                                                                                      -----------        -----------

                                                                                      $    18,139        $    23,307
                                                                                      ===========        ===========

     At August 31, 2001 and 2000, 7,396 and 9,423 timeshare interests, respectively, were available for sale. Timeshare units amounting to 42 and 32, representing 2,184 and 1,632 timeshare interests, at August 31, 2001 and 2000, respectively, were awaiting registration and/or completion of construction.

6.  Other Investments

     Other investments consist of the following (thousands of dollars):


                                          August 31
                                     ------------------
                                       2001       2000
                                     -------    -------
Ramada All Suites Inn, Orlando       $ 5,927    $     -
Water rights:
     Huerfano County, Colorado           543        548
     Nye County, Nevada                  417        417
Land:
     Nye County, Nevada                  944      1,108
     Biloxi, Mississippi               2,080      2,080
Other                                    340        339
                                     -------    -------
                 Total               $10,251    $ 4,492
                                     =======    =======

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999


7.  Property and Equipment

     Property and equipment and related accumulated depreciation, consist of the following (thousands of dollars):

                                                        August 31
                                             --------------------------------
                                                2001                  2000
                                             ---------             ----------
Water and sewer systems                      $ 20,390              $  19,391
Furniture and equipment                         6,814                  6,745
Vehicles                                        3,155                  3,051
Buildings                                       2,820                  9,737
Leasehold improvements                            563                    533
Land                                              223                  1,342
                                             --------              ---------
                                               33,965                 40,799
Less:  Accumulated depreciation               (17,098)               (17,632)
                                             --------              ---------
                 Total                       $ 16,867              $  23,167
                                             ========              =========

     Leases--In fiscal 2001, the Company entered into sale/leaseback
     ------
transactions for its two primary office buildings. The two buildings were sold for a total consideration of $8,300,000, less transaction costs. The gains of $1,621,000 were deferred and are being amortized into income in proportion to the related gross rental charged to expense over the lease terms. The deferred gain as of August 31, 2001 was $1,478,300 and is included in the Consolidated Balance Sheet in Accounts payable and accrued liabilities.

     The Company leases certain real estate for sales offices and also leases its Hawaii real estate for timeshare usage. Rental expense for fiscal 2001, 2000 and 1999 was $4,199,000, $2,327,000 and $2,112,000, respectively, and is included in the Income Statement in General and administrative expenses. Future minimum rental payments under operating leases are set forth below (thousands of dollars):


          For the Years Ending August 31
          ------------------------------
                    2002                          $ 3,732
                    2003                            2,028
                    2004                            1,490
                    2005                            1,287
                    2006                              939
                    Thereafter                      3,669
                                                  -------

                       Total                      $13,145
                                                  =======

8.  Other Assets

     Other assets consist of the following (thousands of dollars):

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999

                                                                                                            August 31
                                                                                           ---------------------------------------
                                                                                                2001                   2000
                                                                                           ----------------      -----------------
Trust deeds' clearing account                                                                    $   2,811              $   4,450
Sold receivables' reserves held by lender                                                            2,190                  2,922
Prepaid expenses                                                                                     2,805                  1,527
Owners' association receivables                                                                      1,828                  2,314
Cash surrender value of split-dollar life insurance plan                                             1,546                  1,411
Interest receivable                                                                                  1,165                  1,059
White Sands HOA maintenance fees receivable                                                            785                    424
Inventories                                                                                            775                    861
Deposits and impounds                                                                                  530                    973
Ramada license                                                                                         367                    466
Other                                                                                                2,242                  1,634
                                                                                           ----------------      -----------------

                 Total                                                                           $  17,044              $  18,041
                                                                                           ================      =================


9.  Notes and Contracts Payable

         The Company's debt consists of the following (thousands of dollars):

                                                                                                             August 31
                                                                                               -------------------------------------
Borrowings Under Lines of Credit                                                                    2001                  2000
--------------------------------                                                               ----------------      ---------------
Notes collateralized by receivables
         Borrowings bearing interest at prime plus 2-2.50%                                          $   96,665            $   80,593
Mortgages collateralized by real estate properties
         Mortgages collateralized by the respective underlying assets with various repayment terms and variable rates of prime plus 2% to 3% and
         90-day LIBOR plus 4.25%
                                                                                                        16,253                26,619
                                                                                               ----------------      ---------------
                                                                                                       112,918               107,212

Other
---------
Other mortgages collateralized by the respective underlying assets with various repayment terms and fixed interest rates of 8% and variable rates of prime plus 2%
                                                                                                         5,995                   788
Installment contracts and other notes payable
                                                                                                         1,325                 1,131
                                                                                               ----------------      ---------------

             Total                                                                                  $  120,238            $  109,131
                                                                                               ================      ===============

         The prime rate of interest was 6.50% and the 90-day LIBOR was 3.49% at August 31, 2001.

   In the preceding table, mortgages collateralized by real estate properties consists of the following:

                                                                                                             August 31
                                                                                               -------------------------------------
                                                                                                    2001                  2000
                                                                                               ----------------      ---------------
Acquisition and development loans                                                                   $   10,646             $  22,074
Working capital loans                                                                                    5,607                 4,545
                                                                                               ----------------      ---------------

                                                                                                    $   16,253             $  26,619
                                                                                               ================      ===============


          Lines of Credit-- At August 31, 2001, PEC had $152.0 million in lines
          ---------------
of credit with institutional lenders for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land. These lines of credit bear interest at variable rates tied to the prime rate and 90-day London Interbank Offering Rate (LIBOR) and are secured by timeshare and land receivables and inventory. At

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999

August 31, 2001, an aggregate of $112.9 million was outstanding under such lines of credit and $39.1 million was available for borrowing. Under the terms of these lines of credit, PEC may, depending upon the terms and conditions of the respective line of credit, borrow 65% to 90% of the balances of the pledged timeshare and land receivables. PEC is required to comply with certain covenants under these agreements, which, among other things, require PEC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that PEC maintains a minimum tangible net worth of $27.5 million. At August 31, 2001, PEC's tangible net worth was $33.7 million. Summarized lines of credit information and accompanying notes relating to these lines of credit outstanding at August 31, 2001, consist of the following (thousands of dollars):

     Outstanding
      Borrowing              Maximum
      Balance at            Borrowing             Revolving
   August 31, 2001           Amounts         Expiration Date (a)     Maturity Date (a)         Interest Rate
-----------------------   ---------------   -----------------------  -------------------  ------------------------
        $       57,418        $   65,000    (b)  December 31, 2001   Various               Prime +  2.0 - 2.25%
                24,829            35,000    (c)  December 1, 2002    Various               Prime +  2.0 - 3%

                27,950            30,000    (d)  April 30, 2003      Various               Libor +  4.0 - 4.25%
                   245             5,000    (e)  February 4, 2002                          Prime +  1.0%
                   987            15,000    (f)  August 8, 2004      August 8, 2004        Prime +  2.5%
                 1,489             1,972    (g)  N/A                  July 31, 2003        Prime +  2.25%
-----------------------   ---------------

        $      112,918        $  151,972
=======================   ===============

(a) As it has typically done in the past, management expects to extend the Revolving Expiration Date and Maturity Date on similar terms. When the Revolving Expiration Date expires as shown, the loans convert to term loans with maturities as stated or extended.

(b) Covenants includes PEC's requirement to maintain a minimum tangible net worth of $25 million; PEC's requirement not to exceed a ratio of 4:1 of consolidated total liabilities to consolidated tangible net worth; PEC's requirement to maintain a minimum net processed sales for each fiscal quarter; and, PEC's requirement to maintain a maximum percentage of costs and expenses for Marketing and sales and General and administrative expenses relating to net processed sales for each rolling 12-month period. The maximum percentage related to costs and expenses referred to above has been exceeded in the last three quarters. This does not constitute an Event of Default under this loan agreement, or this line of credit; however, it gives the lender the option to suspend advances to PEC under this line of credit. The lender has not elected to exercise this option, has continued to make regular advances and has informed PEC verbally that it intends to continue such advances. At August 31, 2001, $55.4 million of loans secured by receivables were outstanding related to financings at prime plus 2%, of which $24.3 million of loans secured by land receivables mature May 15, 2010 and $31.1 million of loans secured by timeshare receivables mature May 15, 2007. The outstanding borrowing amount includes a real estate loan with an outstanding balance of $523,000 maturing December 31, 2001, bearing interest at prime plus 2.25%. The remaining Acquisition and Development (A&D) loans, receivables loans and a resort lobby loan outstanding of $1.5 million are at prime plus 2% and mature December 31, 2001. Negotiations are currently under way for extensions of the A&D, real estate and lobby loans.

(c) Covenants include PEC's requirement to maintain a minimum tangible net worth of $25 million during the life of the loan. These credit lines include available financing for A&D and receivables. At August 31, 2001, $4.8 million was outstanding under the A&D loan, which matures on February 28, 2004, and $14.5 million was outstanding under the receivables loan, which matures on June 30, 2004. There also are two working capital loans:
     $2.4 million at prime plus 3% which expires December 31, 2001, and $3.2 million at prime plus 2%, which expires April 1, 2005, and is secured by inventory.

(d) Covenants include PEC's requirement to maintain a minimum tangible net worth of $25 million. These credit lines include available financings for A&D and receivables. At August 31, 2001, $2.5 million was outstanding

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999


     under the A&D loans, which have a maturity date of April 30, 2003 and bear interest at the 90-day LIBOR plus 4%. The available receivable financings, of which $25.5 million was outstanding at August 31, 2001, are at 90-day LIBOR plus 4% and have a maturity date of March 30, 2006.

(e) Covenants include PEC's requirement to maintain a minimum tangible net worth of $20 million. This is a receivables line, which bears interest at prime plus 1% and matures on February 4, 2002.

(f) Covenants include PEC's requirement to maintain a minimum tangible net worth of $27.5 million. This is a receivables line, which bears interest at prime plus 2.5% and matures on August 8, 2004.

(g) Covenants include PEC's requirement to maintain a minimum tangible net worth of $25 million.

       At August 31, 2001 and 2000, receivables aggregating $108,456,000 and $88,641,000, respectively, were pledged to lenders to collateralize certain of the Company's indebtedness. Receivables, which qualify for the lenders' criteria, may be pledged as collateral whether or not sales related to such receivables have been recognized for accounting purposes.



         Maturities--Scheduled maturities of the Company's notes and contracts
         ----------
payable are as follows (thousands of dollars):

                  Years Ending August 31
                  ----------------------
                  2002..........................................................    $  13,101
                  2003..........................................................        6,355
                  2004..........................................................       17,952
                  2005..........................................................        1,577
                  2006..........................................................       25,824
                  Thereafter....................................................       55,429
                                                                                    ---------

                                                                                    $ 120,238
                                                                                    =========

10.  Subordinated Debt

         On March 2, 1995, Mego Financial entered into the Amendment whereby the Assignors agreed to defer payment of $10,000,000 of the amount payable to Assignors and to subordinate such amount, constituting Subordinated Debt, in right of payment to debt for money borrowed by Mego Financial or obligations of subsidiaries guaranteed by Mego Financial. Warrants for 166,666 shares of Mego Financial common stock, at an exercise price of $25.50 per share (the closing market price per share on March 2, 1995) were granted to the Assignors in consideration of the payment deferral and subordination. The Warrants were exercised in August 1997 in a non-cash transaction whereby the Subordinated Debt was reduced by $4,250,000. The Amendment calls for interest to be paid semi-annually at the rate of 10% per annum starting September 1, 1995, and semi-annual payments of $1,429,000 plus interest, which commenced March 1, 1997. In connection with the exercise of Warrants, payments aggregating $4,250,000 were deemed paid and the semiannual payments were scheduled to resume in March 1999 (subsequently deferred until February 1, 2000) with a partial payment in September 1998. The final $4.29 million was scheduled to be paid in 3 equal installments on March 1, 1999, September 1, 1999 and March 1, 2000. In accordance with the Amended and Restated Fourteenth Amendment to Assignment and Assumption Agreement, the principal payments totaling $4,211,000 have been deferred until March 1, 2002. At that date, any interest owed is also scheduled to be paid. Interest of $429,000 on Subordinated Debt was paid during each fiscal year 2001 and 2000, respectively. The Subordinated Debt is collateralized by a pledge of PEC's outstanding stock. See Notes 1 and 16. The following table represents Subordinated Debt activity (thousands of dollars):

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999

                                                                                           For the Years Ended August 31
                                                                                    ---------------------------------------------
                                                                                           2001                      2000
                                                                                    --------------------      -------------------
Balance at beginning of year                                                                $     4,286              $     4,478
Accreted interest (1)                                                                                 -                      237
Less:     Interest payments (1)                                                                       -                    (429)
          Principal paydowns                                                                        (75)                       -
                                                                                    --------------------      -------------------

Balance at end of year                                                                      $     4,211              $     4,286
                                                                                    ====================      ===================

(1) Until originally scheduled maturity date of March 1, 2000, due to the discounting of the Subordinated Debt, interest calculations were included in the carrying value.



11.  Income Taxes

         Mego Financial files a consolidated federal income tax return with its subsidiaries for its tax year, which ends the last day of February.

         The income tax benefits of $656,000, $530,000 and $830,000, respectively, in fiscal 2001, 2000 and 1999 all represent deferred income tax benefits.

         Deferred income taxes shown in Consolidated Balance Sheets reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) temporary differences between the timing of revenue recognition for book purposes and for income tax purposes, and (c) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income taxes as of August 31, 2001 and 2000 are as follows (thousands of dollars):

                                                                                                          August 31
                                                                                           ----------------------------------------
                                                                                                 2001                   2000
                                                                                           -----------------      -----------------
Deferred tax liabilities
       Timing of revenue recognition                                                             $   45,646             $   21,612
Deferred tax assets
       Net operating loss carryforwards                                                              44,029                 18,637
                                                                                           -----------------      -----------------

Net deferred income taxes                                                                         $   1,617              $   2,975
                                                                                           =================      =================

         At August 31, 2001, the Company had net operating loss carryforwards totaling approximately $129.5 million that expire beginning in 2008 through 2022.

         The provision for income taxes as reported is different from the tax provision computed by applying the statutory federal rate of 34%. The differences are as follows (thousands of dollars):

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999

                                                                        For the Years Ended August 31
                                                                  -------------------------------------------
                                                                     2001            2000             1999
                                                                  -----------     -----------      ----------
Income before income taxes                                         $   3,181       $   3,419        $    220
                                                                   =========       =========        ========

Tax at the statutory federal rate                                  $   1,082       $   1,162        $     75
Decrease in income taxes resulting from
     changes in certain income tax liability reserves                 (1,738)         (1,692)           (905)
                                                                   ---------       ---------        --------
Income taxes (benefit)                                             $    (656)       $   (530)       $   (830)
                                                                   =========       =========        ========

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

         The following table sets forth shares reserved and options exercised, granted and forfeited for the following periods:

                                                                                Exercise
                                                          Number of            Price Per
                                   Reserve Shares          Options               Share
                                 ------------------     -------------     -----------------
     At August 31, 1998                94,000               57,406         $ 18.75 / 33.75
     Forfeited                              -              (17,000)          15.00 / 52.50
     Granted                                -               18,500                    6.00
                                 ------------------     -------------     -----------------
     At August 31, 1999                94,000               58,906            6.00 / 33.75
     Forfeited                              -               (7,254)           6.00 / 33.75
                                 ------------------     -------------     -----------------
     At August 31, 2000                94,000               51,652                    6.00
     Forfeited                              -               (3,082)                   6.00
                                 ------------------     -------------     -----------------
     At August 31, 2001                94,000               48,570         $          6.00
                                 ==================     =============     =================

         SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company elected to continue to apply the provisions of APB Opinion No. 25 as permitted by SFAS 123 and, accordingly, provides pro forma disclosure herein.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999

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

         A summary of the status of Mego Financial's stock options granted under the Stock Option Plan as of August 31, 2001, 2000 and 1999 and the changes during those years is presented below:

                                        August 31, 2001             August 31, 2000              August 31, 1999
                                    -------------------------  ---------------------------  ---------------------------
                                                  Weighted-                   Weighted-                    Weighted-
                                                   Average                     Average                      Average
                                                  Exercise                     Exercise                     Exercise
                                      Shares        Price        Shares         Price         Shares         Price
                                    -----------  ------------  ------------  -------------  ------------  -------------
Outstanding at beginning of year        51,652    $     6.00        58,906    $     9.14         57,406       $   9.22
Granted                                      -             -             -             -         18,500           6.00
Forfeited                               (3,082)         6.00        (7,254)        31.50        (17,000)          6.00
                                    ----------                  ----------                    ---------

Outstanding at end of year              48,570          6.00        51,652          6.00         58,906           9.14
                                    ==========                  ==========                    =========

Options exercisable at end of year      26,242          6.00        17,532          6.00          9,783          13.56
                                    ==========                  ==========                    =========

         The fair value of each option granted during fiscal 1999 (none were granted during fiscal 2001 and 2000) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (1) dividend yield of zero; (2) expected volatility of 35%; (3) risk-free interest rate of 6%; and, (4) expected life of 7 years. The weighted-average fair value of options granted during fiscal 1999 was $1.63. As of August 31, 2001, there were 48,570 options outstanding, which have an exercise price of $6.00 per common share and a weighted-average remaining contractual life of 6 years.

         Had compensation cost for grants of stock options been determined consistent with SFAS 123, the Company's pro forma net income and pro forma net income per common share for fiscal 2001, 2000 and 1999 would approximate the pro forma amounts below (thousand of dollars, except per share amounts):

                                       August 31, 2001                August 31, 2000                August 31, 1999
                                -----------------------------  -----------------------------  -----------------------------
                                 As Reported       Pro Forma    As Reported       Pro Forma    As Reported       Pro Forma
                                -------------     -----------  -------------     -----------  -------------     -----------
Net income applicable to
  common stock                    $    3,837        $  3,817     $   3,949         $  3,929      $   1,050        $   850
Net income per common share:
     Basic and Diluted                  1.10            1.09          1.13             1.12           0.30           0.24

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

         Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments at August 31, 2001 and 2000 are set forth below (thousands of dollars):

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999

                                                     August 31, 2001                      August 31, 2000
                                           -------------------------------      --------------------------------
                                            Carrying       Estimated Fair        Carrying        Estimated Fair
                                              Value             Value              Value              Value
                                           ----------     ----------------      ----------      -----------------
Financial Assets:
Cash and cash equivalents (a)              $   1,894        $     1,894         $     1,069       $      1,069
Notes receivable, net (b)                    105,127            116,302              83,156             86,864
Retained interests in receivables sold (c)     3,603              3,603               2,701              2,701
Interest rate swaps (d)                       (2,111)            (2,111)                  -               (255)

Financial Liabilities:
Notes and contracts payable (e)              120,238            120,238             109,131            109,131

Subordinated debt (a)                          4,211              4,211               4,286              4,286

(a)      Carrying value is approximately the same as fair value.

(b) The fair value was estimated by discounting future cash flows of the outstanding notes receivable, net of the allowance for cancellations.

(c) The fair value was estimated by discounting future cash flows of the instruments using discount rates, default, loss and prepayment assumptions based upon available market data, opinions from financial advisors and historical portfolio experience.

(d)      Fair value was estimated by obtaining a third-party quote.

(e) Notes payable generally are adjustable rate, indexed to the prime rate or LIBOR; therefore, carrying value approximates fair value.

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

 14.  Concentrations of Risk


         Availability of Funding Sources--The Company funds substantially all of
         -------------------------------
the notes receivable, timeshare inventory and land inventory with borrowings through its financing facilities and internally generated funds. These borrowings are in turn repaid with the proceeds received by the Company from such notes receivable through loan sales and payments. Any failure to renew or obtain adequate financing under its financing facilities, or other borrowings, or any substantial reduction in the size of or pricing in the markets for the Company's notes receivable, could have a material adverse effect on the Company's operations.

         Geographic Concentrations--The Company services notes receivable in all
         -------------------------
50 states, the District of Columbia and Canada. At August 31, 2001, 25.3%, 19.9% and 13.3%, respectively, of the dollar value of notes receivable serviced had been originated in California, Texas and Colorado. No other state accounted for more than 10% of the

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONCOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999

portfolio of the Company's receivables. The risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values, and the financial stability of the borrowers. The Company's timeshare and land inventories are concentrated in Nevada, New Jersey, Colorado, Florida and Hawaii. The risk inherent in such concentrations is in the continued popularity of these resort destinations, which affects the marketability of the Company's products.

     Credit Risk--The Company is exposed to on-balance sheet credit risk related
     -----------
to its notes receivable. The Company is exposed to off-balance sheet credit risk related to notes receivable sold under recourse provisions. The outstanding balance of notes receivable sold with recourse provisions totaled $52,180,000 and $59,588,000 at August 31, 2001 and 2000, respectively.

     Interest Rate Risk--The Company's profitability is in part determined by
     ------------------
the difference, or "spread," between the effective rate of interest received on the notes receivable originated by the Company and the interest rates payable under its financing facilities to fund the Company's notes receivable and inventory held for sale and the yield required by financial institutions on notes receivable hypothecated or sold. The spread can be adversely affected after a note is originated and while it is held, by increases in the interest rate. Additionally, the fair value of the retained interests in receivables sold by the Company may be adversely affected by changes in the interest rate environment, which could affect the discount rate and prepayment assumptions used to value the assets.

     The Company engages in business activities that expose it to interest rate risk. The financial exposure is managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effects that the volatility of the interest rate market may have on the Company's operating results. The Company does not engage in speculative transactions or hold financial instruments for trading purposes. In August 2000, the Company entered into a $25 million, 5-year, interest rate swap transaction to hedge potential exposure to its variable rate notes' portfolio. In August 2001, the Company entered into a similar $20 million, 5-year, interest rate swap transaction. The interest rate swaps are considered and are documented as highly effective cash flow hedges. See Note 3.

15. Timeshare Interest Sales and Land Sales

     Timeshare interest sales, net -- A summary of the components is as follows
     -----------------------------
(thousands of dollars):


                                                                             For the Years Ended August 31
                                                            --------------------------------------------------------------
                                                                   2001                  2000                  1999
                                                            ------------------    ------------------     -----------------
Timeshare interest sales                                    $           61,759    $           55,317     $          45,830
Less:  Provision for cancellations                                      (7,785)               (6,255)               (4,568)
                                                            ------------------    ------------------     -----------------

       Total                                                $           53,974    $           49,062     $          41,262
                                                            ==================    ==================     =================

     Land sales, net -- A summary of the components is as follows (thousands of
     ---------------
dollars):

                                                                       For the Years Ended August 31
                                                       --------------------------------------------------------------
                                                              2001                 2000                  1999
                                                       -------------------   ------------------    ------------------
Land sales                                             $            23,549   $           20,723    $           17,037
Less:  Provision for cancellations                                  (1,862)              (1,099)               (1,058)
                                                       -------------------   ------------------    ------------------

       Total                                           $            21,687   $           19,624    $           15,979
                                                       ===================   ==================    ==================

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONCOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999


     The following table reflects the maturities of notes receivable from land sales for each of the five years after August 31, 2001 (thousands of dollars):

                                       2002            2003              2004             2005              2006
                                    -----------   --------------    --------------   --------------    --------------
Land notes receivable maturities     $     323     $   1,166         $   1,792        $     402         $     724

     The range of interest rates are from 0% to 15.0% and the weighted-average interest rate at August 31, 2001 was 12.0%.

     The delinquency information related to land loans at August 31, 2001 is as follows (thousands of dollars):



                                Principal Balance       % of Loans Serviced
                              ---------------------   -----------------------

           30 - 59 days               $   1,444                       .9%
           60 - 90 days                     830                       .5
           Over 90 days                   3,648                      2.4

     At August 31, 2001, there were no material estimated costs and expenditures for improvements on these loans for the next five years. No material obligations for future improvements on land existed at August 31, 2001.

16. Related Party Transactions

     Timeshare Owners' Associations--Owners' Associations (Associations) have
     ------------------------------
been incorporated for the Grand Flamingo, Reno Spa, Brigantine, Steamboat Springs, Aloha Bay and Orlando timesharing resorts. The respective Associations are independent not-for-profit corporations. PEC acts as the managing agent for these Associations and the White Sands Waikiki Resort Club, which is a division of PEC, and has received management fees for its services of $2,884,000, $2,692,000 and $2,540,000 in 2001, 2000 and 1999, respectively. Such fees were recorded in Revenues under the caption of Other. The expenses of PEC for management of each timeshare resort are incurred to preserve the integrity of the property and the portfolio performance on an ongoing basis beyond the end of the sales period. The owners of timeshare interests in each Association are responsible for payment to the Associations of assessments, which are intended to fund all of the operating expenses at each of the resort facilities. The Company's share of the Association assessments, based on unsold inventory owned, net of room income, was $934,000, $1,581,000 and $968,000 for 2001, 2000 and
1999, respectively, and has been recorded in Costs and Expenses under the caption of General and administrative. The Company has in the past financed budget deficits of the Associations as is reflected in the receivable from such Associations, but is not obligated to do so in the future, except in its Florida resorts. The Public Offering Statements for the Indian Shores and Orlando resorts contain a provision whereby PEC guarantees that the annual assessment fees will not exceed a specified amount, in which case PEC agrees to pay any monetary deficiencies. These guarantees are effective through the Associations' calendar year of December 31, 2001. In calendar 2000, PEC financed a budget deficit of $132,000 and $645,000 for the Associations at Indian Shores and Orlando respectively.

     The Company has agreed to pay to the Associations the lien amount fees of timeshare interest owners who are delinquent with respect to such fees, but have paid the Company in full for their timeshare interests. In exchange for the payment by the Company of such fees, the Associations assign their liens for non-payment on the respective timeshare interests to the Company. In the event the timeshare interest holder does not satisfy the lien after having an opportunity to do so, the Company typically acquires the timeshare interest for the amount of the lien and any related foreclosure costs.

     At August 31, 2001 and 2000, $1,828,000 and $2,314,000, respectively, were due from the Associations and are included under the caption of Other assets.

     Payments to Assignors--Certain transactions have been entered into with the
     ---------------------
Assignors, who are affiliates of certain officers and directors of the Company, and these transactions are more fully described in Notes 1 and 10. During the years ended August 31, 2001 and 2000, respectively, approximately $429,000 of interest for both years and principal of $75,000 and $0 was paid to the Assignors. In fiscal 2001, an advance by the Company of $100,000 at an

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONCOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999


interest rate of 10% was made to an affiliate of one of the Assignors against the amount owed to it. The balance outstanding under the advance was $11,000 as of August 31, 2001.

     Subordinated Debt--See Note 10.
     -----------------

17. Commitments and Contingencies

     Litigation-- On August 27, 1998, an action was filed in Nevada District
     ----------
Court, County of Clark, No. A 392585, by Robert and Jocelyne Henry, husband and wife individually and on behalf of all others similarly situated against PEC, PEC's wholly-owned subsidiary, Central Nevada Utilities Company (CNUC), and certain other defendants. The plaintiffs' complaint asked for class action relief claiming that PEC and CNUC were guilty of collecting certain betterment fees and not providing associated sewer and water lines. The court determined that plaintiffs had not properly pursued their administrative remedies with the Nevada Public Utilities Commission (PUC) and dismissed plaintiffs' complaint, as amended, without prejudice. Notwithstanding plaintiffs' appeal of the dismissal, plaintiffs filed for administrative relief with the PUC. On November 17, 1999, the PUC found that CNUC, the only defendant over which the PUC has jurisdiction, was not in violation of any duties owed the plaintiffs or otherwise in violation of CNUC's approved tariffs. Subsequent to the PUC's decision, plaintiffs voluntarily dismissed their appeal. On May 4, 2000, plaintiffs re-filed their complaint in Nevada District Court, naming all of the above parties with the exception of CNUC.

     The May 4, 2000 complaint is virtually identical to the amended complaint discussed above and asserts six claims for relief against defendants: breach of deed restrictions, two claims for breach of contract, unjust enrichment, consumer fraud in violation of NRS 41.600 and violation of NRS 119.220, with all claims arising out of the alleged failure to provide water and sewer utilities to the purchasers of land in the subdivisions commonly known as Calvada Valley North and Calvada Meadows located in Nye County, Nevada.

     On September 8, 2000, the Company filed a motion to dismiss each of the claims made in the complaint. The Court granted the motion to dismiss with respect to Frederick H. Conte in his individual capacity and denied the motion in all other respects in an order entered on December 19, 2000.

     Plaintiffs then filed a motion to certify class, which defendants opposed. On September 5, 2001, the Court held that "as to Classes A and B, the showings required under NRCP 23(a) and (b)(2) have been made to the extent injunctive relief / specific performance of the subject alleged contractual obligations is sought, and the Court will certify Classes A and B to such extent only. In all other respects, the Court does not deem certification to be appropriate as to both Classes A and B". As a result of this decision, the Court refused to certify a class for the claims of: breach of contract, unjust enrichment, consumer fraud in violation of NRS 41.600 and violation of NRS 119.220. Accordingly, the defendants are no longer subject to class claims for monetary damages. The defendants' only potential liability is for the construction of water and sewer facilities. The case is now beginning the discovery phase of the litigation. The case is scheduled for a jury trial on August 13, 2002.

     In the general course of business the Company and PEC, at various times, have each been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse effect on the business or financial condition of the Company.

     Future Improvements-- Central Nevada Utilities Company (CNUC), a
     -------------------
subsidiary, has issued performance bonds of $3,709,000 outstanding at August 31, 2001, to ensure the completion of water, sewer and other improvements in portions of the Calvada development areas. The cost of the improvements will be offset by the future receipt of betterment fees and connection fees.

     Contingencies--At August 31, 2001, irrevocable letters of credit in the
     -------------
amount of $310,000 were issued and outstanding to secure certain obligations of the Company. These letters are collateralized by notes receivable.

     License Agreement--In April 1995, PEC entered into a strategic alliance
     -----------------
pursuant to which PEC was granted a ten-year (including a renewal option) exclusive license to operate both its existing and future timeshare properties under the name "Ramada Vacation Suites." PEC has renamed its timeshare resorts. The arrangement provides for the

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999

payment by PEC of an initial access fee of $1,000,000, which has been paid, and monthly recurring fees equal to 1% of PEC's Gross Sales (as defined) each month through January 1996 and 1.5% of PEC's Gross Sales each month commencing in February 1996 with certain minimums increasing each year. The initial term of the arrangement is five years and PEC has exercised its option to renew the arrangement for an additional term of five years, expiring December 31, 2005.

18. Quarterly Financial Data (unaudited). The following tables reflect consolidated quarterly financial data for the Company for the fiscal years ended August 31, 2001 and 2000 (thousands of dollars, except share and per share amounts):

                                                                                 Three Months Ended
                                                         ---------------------------------------------------------------
                                                           August 31,        May 31,       February 28,    November 30,
                                                             2001           2001 (1)         2001 (1)        2000(1)
                                                         -------------   --------------   --------------  --------------
Revenues:
Net timeshare interest and land sales                    $      19,077   $       20,631   $       17,193  $       18,760
Net gain on sale of assets                                         429               22               41             300
Interest income                                                  4,253            3,965            3,550           3,209
Financial income and other                                       2,467            2,328            2,170           2,011
                                                         -------------   --------------   --------------  --------------
       Total revenues                                           26,226           26,946           22,954          24,280
                                                         -------------   --------------   --------------  --------------

Expenses:
Direct costs of timeshare interest and
     land sales                                                  3,054            4,033            3,232           3,926
Operating expenses                                              18,626           18,963           16,173          17,004
Interest expense                                                 3,036            3,046            3,088           3,044
                                                         -------------   --------------   --------------  --------------
       Total expenses                                           24,716           26,042           22,493          23,974
                                                         -------------   --------------   --------------  --------------

Income before income taxes                                       1,510              904              461             306
Income taxes (benefit)                                              79             (108)              13            (640)
                                                         -------------   --------------   --------------  --------------

Net income applicable to common stock                    $       1,431   $        1,012   $          448  $          946
                                                         =============   ==============   ==============  ==============

Income  per common share:
    Basic and Diluted:
       Net income applicable to common stock             $        0.41   $         0.29   $         0.13  $         0.27
                                                         =============   ==============   ==============  ==============

       Weighted-average number of common shares              3,500,557        3,500,557        3,500,557       3,500,557
                                                         =============   ==============   ==============  ==============

Net gain on sale of assets                                               $           41   $           41  $       (1,600)
Operating expenses                                                                    3                3            (120)
Income before income taxes                                                           38               38          (1,480)
Income taxes (benefit)                                                               13               13            (503)
Net income applicable to common stock                                                25               25            (977)

Income per common share:
   Net income applicable to common stock:
          as restated                                                    $         0.29   $        0.13   $         0.27
                                                                         ==============   =============   ==============

          as previously reported                                         $         0.28   $        0.12   $         0.47
                                                                         ==============   =============   ==============

(1) Certain amounts have been restated in connection with adjustment of net gain on sale of two buildings in accordance with SFAS No. 98, "Accounting for Leases", Sale-Leaseback Transactions Involving Real Estate. See Note 7. The preceding table summarizes the increase (decrease) of the line items which were restated.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              For the years ended August 31, 2001, 2000 and 1999

                                                                                   Three Months Ended
                                                         -----------------------------------------------------------------
                                                           August 31,        May 31,       February 29,     November 30,
                                                             2000             2000             2000             1999
                                                         -------------   --------------   --------------   --------------
Revenues:
Net timeshare interest and land sales                    $      17,979   $       19,228   $       15,469   $       16,010
Net gain on sale of assets                                       1,179              635              678                -
Interest income                                                  3,132            3,255            3,172            2,871
Financial income and other                                       1,755            1,617            1,699            1,816
                                                         -------------   --------------   --------------   --------------
       Total revenues                                           24,045           24,735           21,018           20,697
                                                         -------------   --------------   --------------   --------------

Expenses:
Direct costs of timeshare interest and
     land sales                                                  3,753            3,930            2,951            2,934
Operating expenses                                              16,634           16,216           13,948           14,242
Interest expense                                                 3,295            3,194            3,113            2,866
                                                         -------------   --------------   --------------   --------------
       Total expenses                                           23,682           23,340           20,012           20,042
                                                         -------------   --------------   --------------   --------------

Income before income taxes                                         363            1,395            1,006              655
Income taxes (benefit)                                            (530)               -                -                -
                                                         -------------   --------------   --------------   --------------

Net income applicable to common stock                    $         893   $        1,395   $        1,006   $          655
                                                         =============   ==============   ==============   ==============

Income per common share:
    Basic and Diluted:

       Net income applicable to common stock             $        0.26   $         0.40   $         0.29   $         0.19
                                                         =============   ==============   ==============   ==============

       Weighted-average number of common shares              3,500,557        3,500,557        3,500,557        3,500,557
                                                         =============   ==============   ==============   ==============

                                 Exhibit Index

Ex #                          Exhibit Description


10.231 General Loan and Security Agreement for Inventory Loan III executed March 30, 2001 among Textron Financial Corporation and Preferred Equities Corporation and Brigantine Preferred Properties, Inc.

10.232 First Amendment to General Loan and Security Agreement on Receivable Loan Facility executed 7/9/01 between Steamboat Suites, Inc., Preferred Equities Corporation and Brigantine Preferred Properties and Textron Financial Corporation.

10.233 First Amended and Restated Loan and Security Agreement executed on June 22, 2001 between Preferred Equities Corporation and Colorado Land and Grazing Corporation, Mego Financial Corp, and Dorfinco Corporation.

10.234 Thirteenth Amendment to Assignment and Assumption Agreement, by and between RER Corp., COMAY Corp., Growth Realty INC., and H&H Financial dated June 29, 2001.

10.235 Loan and Security Agreement by and between Preferred Equities Corporation and Capital Source Finance LLC effective August 8, 2001.

10.236 Amended and Restated Fourteenth Amendment to Assignment and Assumption Agreement, by and between RER Corp., COMAY Corp., Growth Realty INC., and H&H Financial dated November 15, 2001.