Form 10-Q
period 2001-11-30
MEGO FINANCIAL CORP
filed 2002-01-14
CIK 736035

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended:  November 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________ to ______________

                        Commission file number: 1-8645


                              MEGO FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                New York                                                                                    13-5629885
(State or other jurisdiction of incorporation or                                                        (I. R. S.  Employer
               organization)                                                                            Identification No.)

                  4310 Paradise Road, Las Vegas, Nevada 89109
              (Address of principal executive offices) (Zip Code)

                                 (702) 737-3700
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No[_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of January 14, 2002, there were 3,500,557 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

================================================================================

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES

                                     INDEX
                                     -----



                                                                                                                     Page
                                                                                                                     ----
PART I    FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at November 30, 2001 and August 31, 2001............................   1

         Condensed Consolidated Income Statements for the Three Months Ended November 30, 2001 and 20002...........   2

         Condensed Consolidated Statements of Stockholders' Equity for the Three Months Ended November 30, 2001....   3

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended November 30, 2001 and 2000.....   4

         Notes to Condensed Consolidated Financial Statements......................................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................   7

Item 3   Quantitative and Qualitative Disclosures About Market Risk................................................  14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................................  14

Item 6.  Exhibits and Reports on Form 8-K..........................................................................  14

SIGNATURE..........................................................................................................  15

PART I    FINANCIAL INFORMATION
Item 1.   Condensed Financial Statements

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (thousands of dollars, except per share amounts)
                                  (unaudited)

ASSETS                                                                                  November 30, 2001     August 31, 2001
                                                                                        -----------------     ---------------
Cash and cash equivalents                                                                     $    2,483          $    1,894
Restricted cash                                                                                    3,329               1,926
Notes receivable, net of allowance for cancellations and discounts of $15,005 at
    November 30, 2001 and $15,084 at August 31, 2001                                             109,621             105,127
Retained interests in receivables sold, at fair value                                              3,705               3,603
Timeshare interests held for sale                                                                 17,543              18,139
Land and improvements inventory                                                                    3,036               3,152
Other investments, net of accumulated depreciation of $77 at November 30, 2001                    10,174              10,251
Property and equipment, net of accumulated depreciation of $17,543 at November 30,
    2001 and $17,098 at August 31, 2001                                                           16,646              16,867
Deferred selling costs                                                                             5,053               5,466
Prepaid debt expenses                                                                              2,270               2,359
Other assets                                                                                      20,647              17,044
                                                                                              ----------          ----------

              TOTAL ASSETS                                                                    $  194,507          $  185,828
                                                                                              ==========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Notes and contracts payable                                                               $  131,501          $  120,238
    Accounts payable and accrued liabilities                                                      25,437              24,337
    Reserve for notes receivable sold with recourse                                                3,652               3,998
    Deposits                                                                                       2,771               3,201
    Deferred income taxes                                                                            561               1,617
                                                                                              ----------          ----------

              Total liabilities before subordinated debt                                         163,922             153,391
                                                                                              ----------          ----------

Subordinated debt                                                                                  4,211               4,211

Stockholders' equity:
    Preferred stock, $.01 par value (authorized--5,000,000 shares, none outstanding)                   -                   -
    Common stock, $.01 par value (authorized--50,000,000 shares;  3,500,557 shares
       issued and outstanding at November 30, 2001 and August 31, 2001)                               35                  35
    Additional paid-in capital                                                                    13,068              13,068
    Retained earnings                                                                             15,255              16,516
    Accumulated other comprehensive loss                                                          (1,984)             (1,393)
                                                                                              ----------          ----------

              Total stockholders' equity                                                          26,374              28,226
                                                                                              ----------          ----------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  194,507          $  185,828
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

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
               (thousands of dollars, except per share amounts)
                                  (unaudited)

                                                                                                 Three Months Ended
                                                                                                     November 30
                                                                                              ------------------------
                                                                                                 2001          2000
                                                                                              ----------    ----------
REVENUES
    Timeshare interest sales, net                                                             $   10,073    $   14,018
    Land sales, net                                                                                4,191         4,742
    Interest income                                                                                3,977         3,209
    Financial income                                                                                 423           479
    Gain on sale of notes receivable                                                                   -           292
    Gain on sale of investments and other assets                                                      40             8
    Incidental operations                                                                            547           490
    Other                                                                                          1,037         1,042
                                                                                              ----------    ----------
              Total revenues                                                                      20,288        24,280
                                                                                              ----------    ----------

COSTS AND EXPENSES
    Direct cost of:
       Timeshare interest sales                                                                    1,965         3,157
       Land sales                                                                                    740           769
    Interest expense                                                                               3,377         3,044
    Marketing and sales                                                                           10,405        11,464
    Incidental operations                                                                            307           354
    Depreciation                                                                                     430           392
    General and administrative                                                                     4,975         4,794
                                                                                              ----------    ----------

              Total costs and expenses                                                            22,199        23,974
                                                                                              ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES                                                                 (1,911)          306

INCOME TAXES (BENEFIT)                                                                              (650)         (640)
                                                                                              ----------    ----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                                                  $   (1,261)   $      946
                                                                                              ==========    ==========

INCOME (LOSS) PER COMMON SHARE
    Basic and Diluted:
       Net income (loss) applicable to common stock                                           $    (0.36)   $     0.27
                                                                                              ==========    ==========

       Weighted-average number of common shares and common share equivalents outstanding       3,500,557     3,500,557
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

                                                                                                   Accumulated
                                                     Common Stock       Additional                    other
                                                    $.01 par value       paid-in      Retained    comprehensive
                                                 --------------------
                                                   Shares     Amount     capital      earnings         loss          Total
                                                 ----------  --------   ----------   ----------   -------------   -----------
Balances at August 31, 2001                       3,500,557  $     35    $  13,068    $  16,516      $   (1,393)   $   28,226

Net loss for the three months ended
    November 30, 2001                                                                    (1,261)                       (1,261)

Unrealized loss on interest rate swaps for
     the three months ended November 30, 2001,
     net of related income tax benefit of $304                                                             (591)         (591)
                                                 ----------  --------   ----------   ----------   -------------   -----------

Total comprehensive income (loss)                                                                                      (1,852)
                                                                                                                  -----------

Balances at November 30, 2001                     3,500,557  $     35    $  13,068    $  15,255      $   (1,984)   $   26,374
                                                 ==========  ========   ==========   ==========    ============   ===========

           See notes to condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (thousands of dollars, except per share amounts)

                                                                                                Three Months Ended
                                                                                                    November 30
                                                                                             ------------------------
                                                                                                2001          2000
                                                                                             ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                        $   (1,261)   $      946
                                                                                             ----------    ----------
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
       Charges to allowance for cancellations                                                    (2,531)       (1,705)
       Provision for cancellations                                                                2,118         1,946
       Gain on sale of notes receivable                                                               -          (292)
       Gain on sale of other investments and other assets                                           (40)           (8)
       Cost of sales                                                                              2,705         3,926
       Depreciation                                                                                 430           392
       Repayments on notes receivable                                                            12,633        10,484
       Additions to notes receivable                                                            (17,060)      (21,024)
       Proceeds from sale of notes receivable                                                         -         9,889
       Purchase of land and timeshare interests                                                  (1,993)       (1,091)
       Changes in operating assets and liabilities:
         (Increase) decrease in restricted cash                                                  (1,403)          189
         Increase in retained interests in receivables sold                                        (102)         (111)
         Increase in other assets                                                                (3,514)          (84)
         (Increase) decrease in deferred selling costs                                              413            (7)
         Increase in accounts payable and accrued liabilities                                       549           341
         Increase (decrease) in deposits                                                           (430)          188
         Decrease in deferred income taxes                                                       (1,056)         (883)
                                                                                             ----------    ----------
            Total adjustments                                                                    (9,281)        2,150
                                                                                             ----------    ----------
              Net cash provided by (used in) operating activities                               (10,542)        3,096
                                                                                             ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                             (132)         (458)
    Proceeds from the sale of property and equipment                                                  -         7,853
    Proceeds from the sale of other investments                                                       -             5
                                                                                             ----------    ----------
              Net cash provided by (used in) investing activities                                  (132)        7,400
                                                                                             ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                                     22,158        12,746
    Reduction of debt                                                                           (10,895)      (23,974)
                                                                                             ----------    ----------
              Net cash provided by (used in) financing activities                                11,263       (11,228)
                                                                                             ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                589          (732)

CASH AND CASH EQUIVALENTS-- BEGINNING OF PERIOD                                                   1,894         1,069
                                                                                             ----------    ----------

CASH AND CASH EQUIVALENTS-- END OF PERIOD                                                    $    2,483    $      337
                                                                                             ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid during the year for:
       Interest, net of amounts capitalized                                                  $    3,238    $    3,145
                                                                                             ==========    ==========

           See notes to condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            For the three months ended November 30, 2001 (unaudited)

1.  Financial Statements

      In the opinion of management, when read in conjunction with the audited Consolidated Financial Statements for the years ended August 31, 2001 and 2000, contained in the Form 10-K of Mego Financial Corp. (Mego Financial) filed with the Securities and Exchange Commission for the year ended August 31, 2001, the accompanying unaudited Condensed Consolidated Financial Statements contain all of the information necessary to present fairly the financial position of Mego Financial and subsidiaries at November 30, 2001, the results of its operations for the three months ended November 30, 2001 and 2000, the changes in stockholders' equity for the three months ended November 30, 2001 and the cash flows for the three months ended November 30, 2001 and 2000. All intercompany accounts between the parent and its subsidiaries have been eliminated.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein, which are normal and recurring in nature. The results of operations for the three months ended November 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Nature of Operations

      Mego Financial is a developer and operator of timeshare properties and a provider of consumer financing to purchasers of its timeshare intervals and land parcels through its wholly-owned subsidiary, Preferred Equities Corporation
(PEC), established in 1969. PEC is engaged in originating, selling, servicing and financing consumer receivables generated through timeshare interest and land sales. Mego Financial and its subsidiaries are herein collectively referred to as the Company as the context requires. Mego Financial was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp.

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

3. Subsequent Events

      On October 15, 2001, the Company and LC Acquisition Corp., a California corporation (LC), entered into a short-term financing agreement, modified on November 8, and November 15, 2001, pursuant to which LC agreed to lend to the Company an aggregate of $3,000,000 in two tranches. In connection with this financing arrangement, the Company issued to LC a promissory note (Note) bearing interest at 12% per annum. Payment of the Note is guaranteed by PEC and the guaranty is secured by a pledge of the stock of Central Nevada Utilities Corp.
(CNUC), a subsidiary of PEC, and a partial assignment of proceeds from the Asset Sale referred to in Note 4 below. The Note is payable on the earlier to occur of consummation of the sale under the LCA Subscription Agreement (as defined below) and August 31, 2002.

      On December 13, 2001, LC entered into a subscription agreement (LCA Subscription Agreement) with the Company under which the Company agreed to issue and sell to LC 750,000 shares of the Company's Common Stock for a purchase price of $4.00 per share. Simultaneously, the Company entered into a subscription agreement with Doerge Capital Management (Doerge) pursuant to which the Company agreed to issue and sell to Doerge 500,000 shares of the Company's Common Stock for a purchase price of $4.00 per share (Doerge Subscription Agreement and, together with the LCA Subscription Agreement, Subscription Agreements). Doerge is an investor procured by LC to provide an additional $2 million of equity for the Company which is a condition of the LCA Subscription Agreement. The LCA Subscription Agreement provides for the payment of the purchase price to be made by LC (i) through the surrender to the Company of the Note and (ii) if the aggregate purchase price exceeds the amount outstanding under the Note on such date, through the delivery of a certified or official bank check payable to the Company or a wire transfer to an account designated by the Company, in an amount equal to such excess. The Doerge Subscription Agreement provides that the purchase price will be paid in cash through the delivery of a certified or official bank check payable to the Company or a wire transfer to an account designated by the Company. The obligations of the parties to consummate the transactions contemplated by the Subscription Agreements are subject, among other conditions, to the Company obtaining the approval of a majority of the Company's shareholders, excluding the Selling Shareholders (as defined below), the consummation of the transactions contemplated by the Securities Purchase Agreement (as defined below) and, in the case of the Doerge Subscription Agreement, the filing of a registration statement registering the resale of the shares to be purchased by Doerge in the transaction.

     Also, on December 13, 2001, LC entered into a securities purchase agreement with certain officers, directors and other shareholders of the Company (Selling Shareholders) to purchase an aggregate of 1,269,634 shares of the Company's Common Stock owned by the Selling Shareholders at a price of $4.00 per share or an aggregate purchase price of $5,078,536.

     On December 3, 2001, the Company entered into a Fifteenth Amendment (Fifteenth Amendment) to the Assignment and Assumption Agreement between the Company and Comay Corp., Growth Realty, Inc., RER Corp., and H&H Financial, Inc., affiliates of the Company (Assignors), which, subject to the transactions described above being approved by the Company's shareholders, would:

          1. terminate the pledge of the PEC outstanding stock and replace such pledge with a pledge of all of the outstanding stock of CNUC;

          2. defer payment of the remaining principal payments of the Subordinated Debt owed to the Assignors aggregating $4,210,714 and all accumulated interest from March 1, 2001 until the Asset Sale is consummated or terminated, but in no event, later than August 31, 2002; and

          3. limit recourse to the pledged stock of CNUC and an assignment of up to $5.2 million of the proceeds of the Asset Sale.

     In exchange for the Assignors agreeing to such amendment, including the deferment of principal and accrued interest payments, the release of the pledge of the PEC stock and the limitation of recourse to the CNUC stock (which stock may be transferred only with the consent of the Nevada Public Utilities Commission) and the assignment of up to $5.2 million of the proceeds of the Asset Sale, the Company will make an at-risk payment to the Assignors in an amount equal to $644,643.

4. Sale of CNUC

     On October 2, 2001, CNUC entered into an agreement with Utilities Inc. providing for the acquisition by Utilities Inc. of all of the assets of CNUC for $5,500,000 (Asset Sale). Utilities Inc. has deposited $500,000 of the purchase price to assure its performance of the agreement. The transaction is subject to the approval of the Nevada Public Utilities Commission, which approval is expected on or before April 15, 2002. CNUC has assigned a portion of the proceeds from the Asset Sale to secure the Note, and when the Note is paid, to repay the Subordinated Debt as set forth above. The proceeds from the Asset Sale will be used primarily to reduce debt and for working capital. The Asset Sale is not expected to have a significant impact on the Company's fiscal 2002 results of operations.

5. Interest Rate Swap

      Effective September 1, 2000, the Company adopted the requirements of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137. In August 2000, the Company entered into a $25 million, 5-year, interest rate swap transaction with a financial institution to hedge potential exposure to its variable rate notes' payable portfolio. In August 2001, the Company entered into a similar $20 million, 5-year, interest rate swap transaction. The interest rate swaps are considered and are documented as highly effective cash flow hedges. The interest rate swaps are carried at fair value and the unrealized gain or loss is included in the Consolidated Balance Sheets in Accounts payable and accrued liabilities, and the amount net of income taxes, in a separate Stockholders' Equity caption titled "Accumulated Other Comprehensive Loss". The unrealized loss on the two swaps as of November 30, 2001 was $1,984,000, net of related income tax benefit of $1,016,000.

6. Restatement - Three Months Ended November 30, 2000

     Certain amounts have been restated for the three months ended November 30, 2000 in connection with adjustment of net gain on sale of two buildings in accordance with SFAS No. 98, "Accounting for Leases", Sale - Leaseback Transactions Involving Real Estate. Such restatement has no effect on the Income Statement as reported in the Company's Form 10-K for the year ended August 31, 2001.

                                                                       Three Months Ended November 30, 2000
                                                       ----------------------------------------------------------------
                                                       As Originally                                          As
                                                         Reported                Adjustments               Restated
                                                         --------                -----------               --------
Gain on sale of investments and other assets
  to recognized and unrecognized sales                 $   1,608                 $  (1,600)                $      8
General and administrative expenses                        4,917                      (120)                   4,797
Income before income taxes                                 1,786                    (1,480)                     306
Income taxes (benefit)                                      (137)                     (503)                    (640)

Net income applicable to common stock                  $   1,923                 $    (977)                $    946
                                                       =========                 =========                 ========

Income per common share, Basic and diluted             $    0.55                 $   (0.28)                $   0.27
                                                       =========                 =========                 ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Special Cautionary Notice Regarding Forward-Looking Statements

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectations and estimates as to the Company's business operations, including the introduction of new timeshare and land sales programs and future financial performance, including growth in revenues and net income and cash flows. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions.

     The economic downturn in the tourism industry following the September 11, 2001 terrorist attacks had an adverse impact on the operating results of the Company's first fiscal quarter, which impact potentially can continue in the foreseeable future. The Company has a mixture of customers who fly and drive into the various resort locations. At this time, there can be no assurances that this economic downturn due to a decrease in travel and anxiety about possible future terrorist attacks will not extend to future periods.

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

     The following discussion and analysis should be read in conjunction with the Company's Form 10-K for the fiscal year ended August 31, 2001, and the Condensed Consolidated Financial Statements, including the notes thereto, contained elsewhere herein.

General

     The business of the Company is primarily the marketing, financing and sale of timeshare interests, retail lots and land parcels, servicing the related receivables and managing timeshare properties. The Company, through its subsidiary, Preferred Equities Corporation (PEC), provides financing to purchasers of its timeshare interests and land. This financing is generally evidenced by notes secured by deeds of trust and mortgages. These notes receivable are payable over a period up to twelve years, bear interest at rates generally ranging from 12.5% to 15.5%, and require equal monthly installments of principal and interest.

     PEC has entered into financing arrangements with certain purchasers of timeshare interests and land whereby a 5% interest rate is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. Notes receivable of $5.5 million at November 30, 2001 and $5.8 million at August 31, 2001 were made under such arrangement.

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

     Notes receivable with payment delinquencies of 90 days or more have been considered in determining the allowance for cancellations. Cancellations occur when the note receivable is determined to be uncollectible and the related collateral, if any, has been recovered or is in the process of being recovered. Cancellation of a note receivable in the quarter the related sales revenue is recognized is accounted for as a reversal of the revenue with an adjustment to cost of sales. Cancellation of a note receivable subsequent to the quarter the revenue was recognized is charged to the allowance for cancellations.

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

     Gain on sale of receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. To obtain fair values on the retained interests (both at the point of the related receivable sale and periodically thereafter), the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions - default dates, rates of prepayment, loss reserve rates and discount rates commensurate with the risks involved.

     The Company's retained interests in receivables sold are carried at fair market value as either derivatives or available-for-sale investments.
Unrealized holding gains or losses on the retained interests are included in earnings for those transactions structured so that the Company, through its retained interests, receives fixed interest amounts and pays the buyer variable amounts based on a floating rate index, as the resulting financial interest meets the definition of a derivative in accordance with Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". Unrealized holding gains, if any, on retained interests in receivables sold not meeting the definition of a derivative would be included in shareholders' equity, net of income taxes. Losses in such retained interests are reflected in earnings.

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

     Fees for servicing notes receivable originated by PEC and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such notes receivable and are recognized when earned. Interest received on notes receivable sold, less amounts paid to investors, is reported as financial income. Retained interests in receivables sold are amortized systematically to reduce notes receivable servicing income to an amount representing normal servicing income and the present value discount. Late charges and other miscellaneous income are recognized when collected.
Costs to service notes receivable are recorded to expense as incurred. Interest income represents the interest received on loans held in PEC's portfolio, the accretion of the discount on the retained interests in receivables sold and interest on cash funds.

     Total costs and expenses consist primarily of marketing and sales expenses, general and administrative expenses, direct costs of sales of timeshare interests and land, depreciation and interest expense. Marketing and sales costs directly attributable to unrecognized sales are accounted for as deferred selling costs until such time as the sale is recognized.

     Land sales as of November 30, 2001 exclude $19.0 million of sales not yet recognized under generally accepted accounting principles (GAAP) since the requisite payment amounts have not yet been received or the respective rescission periods have not yet expired. Of the $19.0 million unrecognized land sales, the Company estimates that it will ultimately recognize $15.5 million of revenues, which would be reduced by a related provision for cancellations of $1.3 million, estimated deferred selling costs of $4.3 million and cost of sales of $2.5 million, for an estimated net profit of $7.4 million.

Results of Operations

Three Months Ended November 30, 2001 Compared to Three Months Ended November 30, 2000

     Total revenues for the Company decreased 16.4% or $4.0 million to $20.3 million during the three months ended November 30, 2001 from $24.3 million during the three months ended November 30, 2000. The net decrease was primarily due to a net decrease of $4.5 million in timeshare interest and land sales to $14.3 million during the three months ended November 30, 2001 from $18.8 million during the three months ended November 30, 2000 (net timeshare interest sales decreased by $3.9 million and net land sales decreased by $600,000), an increase in interest income to $4.0 million during the three months ended November 30, 2001 from $3.2 million during the three months ended November 30, 2000, and no gain on sale of receivables and investments and other assets during the three months ended November 30, 2001 compared to a $300,000 gain during the three months ended November 30, 2000.

     Gross sales of timeshare interests decreased to $11.8 million during the three months ended November 30, 2001 from $15.8 million during the three months ended November 30, 2000, a decrease of 25.1%. Net sales of timeshare interests decreased to $10.1 million from $14.0 million, a decrease of 28.1%. The provision for cancellations represented 14.7% and 11.1%, respectively, of gross sales of timeshare interests for the three months ended November 30, 2001 and
2000.   The fiscal 2002 provision percentage was increased as consideration was given to negative economic and industry conditions and their potential effect on future allowance requirements.

     Gross sales of land decreased to $4.6 million during the three months ended November 30, 2001 from $4.9 million during the three months ended November 30, 2000, a decrease of 7.4%. Net sales of land decreased to $4.2 million during the three months ended November 30, 2001 from $4.7 million during the three months ended November 30, 2000, a decrease of 11.6%. The provision for cancellations represented 8.4% and 4.0%, respectively, of gross sales of land for the three months ended November 30, 2001 and 2000. The fiscal 2002 provision was increased as consideration was given to negative economic and industry conditions and their potential effect on future allowance requirements.

     There was no gain on sale of receivables for the three months ended November 30, 2001 compared to a gain of $292,000 on sale of receivables for the three months ended November 30, 2000.

     Interest income increased to $4.0 million during the three months ended November 30, 2001 from $3.2 million for the three months ended November 30, 2000, an increase of 23.9%, primarily due to increased average notes receivable balances for the comparative 2002 and 2001 fiscal quarters.

     Total costs and expenses for the Company decreased to $22.2 million for the three months ended November 30, 2001 from $24.0 million for the three months ended November 30, 2000, a decrease of 7.4%. The decrease resulted primarily from the net effect of the following: a decrease in direct costs of timeshare interest sales to $2.0 million from $3.2 million, a decrease of 37.8%; an increase to $3.4 million from $3.0 million in interest expense, an increase of 10.9%; and, a decrease to $10.4 million from $11.5 million in marketing and sales expense, a decrease of 9.2%. The decrease in direct costs of timeshare interest sales is attributable to lower net timeshare interest sales during the fiscal 2002 quarter compared to the fiscal 2001 quarter. The decrease in marketing and sales expenses is due primarily to lower gross sales. As a percentage of gross sales of timeshare interests and land, marketing and sales expenses related thereto increased to 63.5% for the fiscal 2002 quarter from 55.4% for the fiscal 2001 quarter. As there is some fixed cost element in marketing and sales, the percentage of marketing and sales expenses to gross sales would typically rise in a period of significantly lower sales. As the tourism industry has experienced an economic downturn since the September 11, 2001 terrorist attacks, the Company believes that the decline in sales volume is directly related to such events, but is unable to quantify the sales volume decline that is directly attributable to such events.

     Interest expense increased to $3.4 million during the fiscal 2002 quarter from $3.0 million during the fiscal 2001 quarter, an increase of 10.9%. The increase is a result of higher average outstanding balance of notes and contracts payable during the fiscal 2002 quarter compared to the fiscal 2001 quarter, partially offset by a decrease in interest expense as a result of the reduction of debt for a portion of the fiscal 2001 quarter related to the sale of the office buildings. In addition, the Company has benefited from the declining interest rate market on its variable debt, net of the interest rate swaps.

     A pretax loss of $1.9 million was recorded during the fiscal 2002 quarter compared to pretax income of $306,000 earned during the fiscal 2001 quarter.

     An income tax benefit of $650,000 was recorded for the fiscal 2002 quarter, compared to an income tax benefit of $640,000 recorded for the fiscal 2001 quarter. The income tax calculation for the fiscal 2001 quarter was reduced due to the use of net operating loss carryforwards which were previously fully reserved and were used to offset income on a consolidated basis. Income taxes are recorded based on an ongoing review of related facts and circumstances.

     Net loss applicable to common stock amounted to $1.3 million during the fiscal 2002 quarter compared to net income applicable to common stock of $946,000 during the fiscal 2001 quarter, primarily due to the foregoing.

Liquidity and Capital Resources

     Cash and cash equivalents for the Company was $2.5 million at November 30, 2001 compared to $1.9 million at August 31, 2001.

     PEC's cash requirements arise from the acquisition of timeshare properties and land, payments of operating expenses, payments of principal and interest on debt obligations, payments of marketing and sales expenses in connection with sales of timeshare interests and land, and payments of income taxes to Mego Financial. Marketing and sales expenses payable by PEC in connection with sales of timeshare interests and land typically exceed the down payments received at the time of sale, as a result of which PEC generates a cash shortfall. This cash shortfall and PEC's other cash requirements are funded primarily through advances under PEC's lines of credit, sales of receivables and cash flow from operations. At November 30, 2001, no commitments existed for material capital expenditures.

     At November 30, 2001, PEC had arrangements, as amended for subsequent agreement revisions, with institutional lenders for the financing of receivables in connection with sales of timeshare interests and land and the acquisition of timeshare properties and land, which provide for lines of credit of up to an aggregate of $162.0 million. Such lines of credit are secured by timeshare and land receivables and mortgages. At November 30, 2001, an aggregate of $121.4 million was outstanding under such lines of credit, $7.1 million was unavailable for borrowing and $33.5 million was available for borrowing. Under the terms of these lines of credit, PEC may borrow 65% to 90% of the balances of the pledged timeshare and land receivables. PEC is required to comply with certain covenants under these agreements which, among other things, require PEC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that PEC maintains a minimum tangible net worth of $27.5 million. At November 30, 2001, PEC's tangible net worth was $39.9 million. Summarized lines of credit information and accompanying notes relating to these lines of credit outstanding at November 30, 2001, consist of the following (thousands of dollars):

    Borrowing                Maximum
    Amount at               Borrowing                  Revolving
November 30, 2001            Amounts              Expiration Date (a)        Maturity Date (a)           Interest Rate
-----------------        -------------      -----------------------------    -----------------       --------------------
$          60,127        $      65,000      (b)    February 28, 2002         Various                  Prime +  2.0 - 2.25%
                                                                                                        (with 10% floor)
           28,208               35,000      (c)     December 1, 2002         Various                  Prime +  2.0 - 3.00%
           29,096               40,000      (d)     April 30, 2003           Various                  Libor +  4.50 - 4.75%
              188                5,000      (e)     February 4, 2002         February 6, 2006         Prime + 1.0%
            2,555               15,000      (f)     August 8, 2004           August 8, 2004           Prime + 2.5%
            1,223                1,972      (g)     N/A                      July 31, 2004            Prime + 2.25%
-----------------        -------------
$         121,397        $     161,972
=================        =============

(a) When the revolver expires as shown, the loans convert to term loans with maturities as stated below. In addition, management expects to extend the lines on similar terms.

(b) Covenants includes PEC's requirement to maintain a minimum tangible net worth of $25 million; PEC's requirement not to exceed a ratio of 4:1 of consolidated total liabilities to consolidated tangible net worth; PEC's requirement to maintain a minimum net processed sales for each fiscal quarter; and, PEC's requirement not to exceed a maximum percentage of costs and expenses for Marketing and sales and General and administrative expenses relating to net processed sales for each rolling 12-month period. The maximum percentage related to costs and expenses referred to above has been exceeded in the last three quarters. This does not constitute an Event of Default under this loan agreement, or this line of credit; however, it gives the lender the option to suspend advances to PEC under this line of credit. The lender has not elected to exercise this option, has continued to make regular advances and has informed PEC verbally that it intends to continue such advances. At November 30, 2001, $58.7 million of loans secured by receivables were outstanding related to financings at prime plus 2%, of which $26.9 million of loans secured by land receivables mature May 15, 2012 and $31.8 million of loans secured by timeshare receivables mature May 15, 2009. The outstanding borrowing amount includes a real estate loan with an outstanding balance of $482,000 maturing February 28, 2002, bearing interest at prime plus 2.25%. The remaining Acquisition and Development (A&D) loans, receivables loans and a resort lobby loan outstanding of $1.0 million are at prime plus 2% and mature February 28, 2002. Negotiations are currently under way for extensions of the A&D, real estate and lobby loans.

(c) Restrictions include PEC's requirement to maintain a minimum tangible net worth of $25 million during the life of the loan. These credit lines include available financing for A&D and receivables. At November 30, 2001, $4.3 million was outstanding under the A&D loan, which matures on February 28, 2004, and $18.4 million was outstanding under the receivables loan, which matures on June 30, 2004. There also are two working capital loans:
     $2.3 million at prime plus 3% which expires December 31, 2002, and $3.2 million at prime plus 2% which expires April 1, 2005, and is secured by inventory.

(d) Covenants include PEC's requirement to maintain a minimum tangible net worth of $25 million. These credit lines include available financings for A&D and receivables. At November 30, 2001, $2.9 million was outstanding under the A&D loans, which have a maturity date of April 30, 2003 and bear interest at the 90-day LIBOR plus 4.75%. The available receivable financings, of which $26.2 million was outstanding at November 30, 2001, are at 90-day LIBOR plus 4.5% and have a maturity date of March 30, 2006.

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

     A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below (thousands of dollars):

                                                                               Three Months Ended
                                                                                   November 30
                                                                         -----------------------------
                                                                              2001           2000
                                                                         ------------     ------------
Marketing and selling expenses attributable
    to recognized and unrecognized sales                                 $     10,669     $     11,447
Less: Down payments                                                            (2,925)          (3,459)
                                                                         ------------     ------------
Cash Shortfall                                                           $      7,744     $      7,988
                                                                         ============     ============

  During the three months ended November 30, 2001, PEC did not sell any notes receivable compared to sales of $9.6 million for the three months ended November 30, 2000.

  PEC sells notes receivable subject to recourse provisions as contained in each agreement. At November 30, 2001, total sold notes receivable was $54.1 million. PEC is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables generally at the option of the purchaser. The repurchase provisions provide for substitution of receivables as recourse for $49.4 million of sold notes receivable and cash payments for repurchase relating to $4.7 million of sold notes receivable. The undiscounted amounts of the recourse obligations on such notes receivable were $4.1 million and $4.4 million at November 30, 2001 and August 31, 2001, respectively. PEC continually reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

     The components of the Company's debt, including lines of credit consist of the following (thousands of dollars):

                                                               November 30,                      August 31,
                                                                   2001                             2001
                                                             ---------------                 -----------------
Notes collateralized by receivables                          $       106,058                 $          96,665
Mortgages collateralized by real estate properties                    21,328                            22,322
Installment contract and other notes payable                           4,115                             1,251
                                                             ---------------                 -----------------
       Total                                                        $131,501                 $         120,238
                                                             ===============                 =================

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

     Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for the three months ended November 30, 2001 consisted of the following (thousands of dollars):

Balance at beginning of period                                  18,705
   Provision for cancellations                                   2,119
   Amounts charged to allowance for cancellation, net           (2,533)
                                                             ---------
Balance at end of period                                     $  18,291
                                                             =========

     The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following at these dates (thousands of dollars):

                                                                   November 30,                             August 31,
                                                                      2001                                     2001
                                                                --------------                           -------------
Allowance for cancellations, excluding discounts                $       14,639                           $      14,707
Reserve for notes receivables sold with recourse                         3,652                                   3,988
                                                                --------------                           -------------
       Total                                                           $18,291                           $      18,705
                                                                ==============                           =============

November 30, 2001 Compared to August 31, 2001

     Cash and cash equivalents increased to $2.5 million at November 30, 2001 from $1.9 million at August 31, 2001.


     Notes receivable, net, increased 4.3% to $109.6 million at November 30, 2001 from $105.1 million at August 31, 2001, as a result of net new receivables added during the fiscal 2002 quarter.

     Land and improvements inventory and timeshare interests held for sale decreased 3.3% to $20.6 million at November 30, 2001 from $21.3 million at August 31, 2001.

     Notes and contracts payable increased 9.3% to $131.5 million at November 30, 2001 from $120.2 million at August 31, 2001. Stockholders' equity decreased 6.6% to $26.4 million at November 30, 2001 from $28.2 million at August 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There was no material change for the quarter ended November 30, 2001 in the information about the Company's "Quantitative and Qualitative Disclosures About Market Risk" as disclosed in its Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

     There has been no material change in the status of litigation reported in the Company's Annual Report on Form 10-K for the year ended August 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K


    Exhibits
    --------

    Exhibit
    Number                                                   Description
    ------                                                   -----------
     21.1        List of subsidiaries

     No reports on Form 8-K were filed during the period. A report on Form 8-K was filed on December 14, 2001. This Form 8-K refers to the Company's press release of December 13, 2001, which announces the change of control and future capital contributions, which are subject to shareholder approval, and are discussed in detail in Note 3.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MEGO FINANCIAL CORP.


                                   By:/s/ Charles G. Baltuskonis
                                      --------------------------
                                      Charles G. Baltuskonis
                                      Senior Vice President and Chief
                                      Accounting Officer







Date:  January 14, 2002

                                 Exhibit Index
                                 -------------

Exhibit
No.                 Description
-------             -----------

21.1                Subsidiaries of the Registrant