Form 10-KT
period 2001-12-31
MEGO FINANCIAL CORP
filed 2002-05-22
CIK 736035

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
--------------------------------------------------------------------------------

                                  FORM 10-KT

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR


[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from September 1, 2001 to December 31, 2001

                        Commission file number  1-8645

                             MEGO FINANCIAL CORP.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                       New York                                 13-5629885
          ------------------------------------            ---------------------
            (State or other jurisdiction of                   (IRS Employer
            incorporation or organization)                 identification no.)


                    4310 Paradise Road, Las Vegas, NV                89109
          ---------------------------------------------------------------------
                (Address of principal executive offices)           (Zip code)


Registrant's telephone number, including area code             702-737-3700
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 1, 2002, 5,577,183 shares of the registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant as of May 1, 2002 was approximately $27,375,000 based on a closing price of $5.80 for the common stock as reported on the NASDAQ National Market on such date. For purposes of the foregoing computation, all executive officers, Directors and their affiliates are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, Directors or their affiliates are, in fact, affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

================================================================================

                             MEGO FINANCIAL CORP.

                          ANNUAL REPORT ON FORM 10-KT

                               TABLE OF CONTENTS

                                               PART I                                            PAGE
Item 1.   Business.............................................................................     1

Item 2.   Properties...........................................................................    12

Item 3.   Legal Proceedings....................................................................    12

Item 4.   Submission of Matters to a Vote of Security Holders..................................    13

                                               PART II

Item 5.   Market for the Registrant's Common Equity and Related Security Holder Matters........    13

Item 6.   Selected Consolidated Financial Data.................................................    14

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................................    17

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...........................    29

Item 8.   Financial Statements and Supplementary Data..........................................    31

Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure...........................................................    31

                                              PART III

Item 10.  Directors and Executive Officers of the Company......................................    32

Item 11.  Executive Compensation...............................................................    35

Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................    38

Item 13   Certain Relationships and Related Transactions.......................................    40

                                               PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K....................    41

          Signatures...........................................................................    46

                                    PART I

Item 1.  Business

General

     The principal business of Mego Financial Corp. (the "Company" or "LESR") is vacation ownership sales, resort operations, land sales for vacation and second homes and travel services. Established in 1954, Mego Financial Corp. is headquartered in Las Vegas, Nevada with resorts in Las Vegas and Reno, Nevada; Honolulu, Hawaii; Brigantine, New Jersey; Steamboat Springs, Colorado; Indian Shores and Orlando, Florida, comprising a total of 1,040 units and representing 53,120 vacation ownership interests.

     Vacation ownership sales and operations are performed through Mego's wholly owned subsidiary, Leisure Homes Corporation, (LHC) formerly known as Preferred Equities Corporation (PEC). LHC also develops and sells parcels of raw land to be used primarily as sites for second and/or vacation homes, and provides consumer financing to the purchasers of both vacation interval interests and land parcels. In addition to on site sales offices in Colorado and Nevada, LHC sells its land offerings from offsite offices in West Covina, California; Dallas and Houston, Texas; and Orlando, Florida.

     The Company, through its wholly owned subsidiary, Leisure Resorts Corporation (LRC), manages vacation ownership properties and receives management income in association therewith. Leisure Services Corporation (LSC), a wholly owned subsidiary, provides travel services to the leisure vacation ownership marketplace.

     LHC acquires, develops and markets vacation ownership interests in resorts located in popular high volume vacation destinations. LHC currently markets and operates eight vacation ownership resorts located in: Steamboat Springs, Colorado (two resort locations); Indian Shores and Orlando, Florida; Honolulu, Hawaii; Las Vegas and Reno, Nevada and Brigantine, New Jersey (adjacent to Atlantic City, New Jersey). The Company's wholly owned subsidiary LRC provides management services to all eight vacation ownership resorts. The vacation ownership resorts are operated as "Ramada Vacation Suites" pursuant to an agreement with Cendant Corporation (Cendant) whereby LHC has the right to use the "Ramada" name, owned by Cendant, in the sales and marketing of vacation ownership interest. As described under Recent Events, the Company has given notice to Cendant of its termination of this agreement.

     LHC's residential land group acquires existing platted subdivisions and also acquires, develops and subdivides real property and markets the platted and subdivided residential lots to retail customers who intend to build a home on site. LHC currently sells residential land in Pahrump, Nevada (approximately 60 miles west of Las Vegas, Nevada) and Park County, Colorado (approximately 60 miles west of Colorado Springs, Colorado). LHC is in the process of acquiring 2,021 one-acre lots in Mojave County, Arizona.

Recent Events

Our shareholders took the following related actions at a special meeting held on January 17, 2002:

     . Elected an entire new board of directors, consisting of Floyd W. Kephart, Spencer I. Browne, Michael H. Greco, James D. Locke, Ross Mangano, Thomas G. Palmer and Edward J. Wegel.

     . Approved the issuance and sale to LC Acquisition Corp. ("LCAC") of 750,000 shares of the Company's common stock and the issuance and sale to Doerge Capital Management, later assigned to Charles K. Stewart, of 500,000 shares of our common stock, in each case for a purchase price of $4.00 per share.

     . Approved the sale by certain former officers, directors and other shareholders to LCAC of an aggregate of 1,269,634 shares of the Company's common stock at a price of $4.00 per share.

     . Approved the amendment of the payment and security terms of certain outstanding subordinated debt issued by the Company to certain affiliates of former officers, directors and other shareholders and the related security agreements.

     The completion of the transactions approved by the Company's shareholders took place immediately following the shareholders' meeting. The next day, the new board of directors met to begin planning the restructuring and expansion of the Company's core businesses and the initiation and acquisition of complementary business activities. At that meeting, Floyd W. Kephart was elected chairman of the board, chief executive officer and president of the Company.

     Our new management's business plan is to focus the company on being a leisure and vacation solutions provider. Elements of the Company's plan include the following:

     . Expanding its core vacation ownership business through internal development and acquisition of existing vacation ownership operations.

     . On March 4, 2002, Leisure Services Corporation (LSC), a wholly owned Company subsidiary was incorporated in Nevada. LSC will be responsible for all Company customer contacts and relationships. On March 29, 2002, LSC entered into a Management agreement to perform management and related services for Adventure Bound, Inc., a Tempe, Arizona provider of travel and travel related services. The Company, through LSC and Adventure Bound, Inc., intends to offer travel and travel related services to its customers and potential customers.

     . On March 20, 2002, Leisure Resorts Corporation ("LRC") a wholly owned Company subsidiary was incorporated in Nevada. LRC will perform all vacation ownership resort and related homeowner association management services which were previously performed by LHC.

     . On March 21, 2002, the Company entered into a letter of intent with Raintree Resorts International, Inc. ("Raintree"). Under the terms of the proposed agreement, Raintree will become a wholly owned subsidiary of the Company. The transaction is subject to the successful completion of an inspection period, signing of a definitive purchase and sale agreement, and the appropriate approval of both companies. On May 5, 2002, the Company amended its Letter of Intent with Raintree to acquire three operations and properties in an initial transaction to be closed on or before June 1, 2002; to perform due diligence on the remaining properties; to negotiate with the Senior Debenture Holders of Raintree; and to complete all transactions on or before December 31, 2004.

     . On April 18, 2002, the Company entered into a Sale Agreement with Atlantic Development Corporation to acquire 2,021 platted one-acre lots located in Mojave County, Arizona, approximately 20 miles south of the Hoover Dam. The Company is to acquire the lots through the exchange of 540,416 shares of the Company's common stock, valued at $6 per share, for a total consideration of $3,242,496 for all of Atlantic Development Corporation's issued and outstanding stock. Closing of the transaction is subject to the receipt of a Public Report from the State of Arizona allowing the sale of the lots. Application for the Public Report has been made, and the Company expects the Public Report to be issued not later than August 2002.

     . Repositioning the Company's vacation ownership operations to emphasize the luxury market. Raintree is a developer, marketer and operator of luxury vacation ownership resorts in North America with resorts in Mexico, the United States and Canada.

     . Adopting "Leisure Industries" as its new corporate identity and restructuring its operations under that name.

     . The Company has incorporated Leisure Industries Corporation of America, Inc. in Delaware and proposes, subject to stockholder approval, to merge into that company and thus change its corporate domicile from New York to Delaware. In anticipation of the name change, the Company changed its Nasdaq trading symbol from "MEGO" to "LESR" on April 15, 2002. The Company's wholly owned subsidiary, Preferred Equities Corporation, changed its name to Leisure Homes Corporation. The Company also formed two new subsidiaries, Leisure Resorts Corporation and Leisure Services Corporation. Leisure Resorts Corporation will perform all vacation ownership resort and related homeowner management services. Leisure Services Corporation will be responsible for all of the Company's customer contacts and relationships.

     . On April 19, 2002, the Company notified Cendant Corporation ("Cendant") of its intent to terminate the Agreement with them pursuant to which the Company was granted a license to use the name "Ramada" and "Ramada Vacation Suites" in the sale of Leisure Homes Corporation's vacation properties. Cendant has questioned LHC's right to terminate and the timing related thereto but has not objected to such termination. The Company further notified Cendant that on or before May 1, 2002, LHC and its affiliates would delete any and all references to the names "Ramada" and "Ramada Vacation Suites" in its sales, marketing and resort operations. All signage using the "Ramada" and "Ramada Vacation Suites" names is scheduled for removal on or before September 30, 2002. The Company will continue as a Ramada franchisee for the hotel premises located at its Orlando, Florida resort. LHC intends to continue its consulting agreements with Resorts Condominiums International ("RCI"), a Cendant subsidiary, or certain RCI subsidiaries and affiliates, in an amount not to exceed $300,000 related to these prior agreements. The termination of the Agreement will eliminate the Company's payment to Cendant of approximately $2,000,000 a year. It is unknown whether the discontinuance of the Company's use of the "Ramada" and "Ramada Vacation Suites" names will have a material effect on sales.

     . Developing and acquiring complementary travel and travel-related businesses. On March 29, 2002, the Company entered into a Letter of Intent to acquire LCAC, an owner of certain travel related assets. This acquisition is subject to approval of a Special Committee of the Board, and a vote of shareholders. The Company's wholly owned subsidiary entered into a Management Agreement to perform management and related services for Adventure Bound, Inc., a Tempe, Arizona provider of travel and travel related services, a wholly owned subsidiary of LCAC. On May 14, 2002, LSC amended the management agreement to perform management and related services for Cheap Seats, Inc. a wholly owned subsidiary of LCAC. The Company, through LSC and Adventure Bound, Inc., in conjunction with Cheap Seats, intends to offer tour, travel and travel related services to its current and potential customers.

     . Continuing its efforts to dispose of non-core assets. On April 11, 2002, LHC's wholly owned subsidiary, Central Nevada Utilities Company, completed the sale of substantially all of its assets to Utilities, Inc. for $5,500,000. $5,200,000 was used to pay the subordinated debt due to former management in full. This sale is not expected to have a significant impact on the Company's 2002 results of operation.

     . Upgrading the Company's operating procedures, technology platforms and financial controls.

     . Raising capital necessary to pursue the Company's new strategic initiatives. Since the sale of shares to LCAC and Mr. Stewart, the Company has sold approximately 1,000,000 additional shares of common stock for proceeds of approximately $5,000,000. Included with each of these shares the purchasers received one warrant for each share of common stock purchased. These warrants entitle the holder to purchase one share of common stock at purchase prices ranging from $5.00 to $6.00. The warrants expire one year from the date of issuance. The Company will require substantial additional capital to acquire Raintree and pursue the other elements of its business plan.

     . In January, 2002 the Company's Board of Directors approved a business restructuring. Among other things, this restructuring included: approval of certain hiring's and seven terminations at senior management levels; relocation of corporate office facilities from 1500
          E. Tropicana Avenue and 4310 Paradise Road to newer office facilities in closer proximity to one another; discontinuance of the license agreement with Cendant Corporation whereby the Company licensed the use of the name "Ramada Vacation Suites" in its vacation ownership and resort operations; and approval of change in the name of the resort facilities from "Ramada Vacation Suites" to "Leisure Resorts".

Vacation Ownership Properties and Sales

     The vacation ownership interests offered by LHC in its resorts other than in Hawaii generally consist of undivided fee interests in the land and facilities comprising the property or an undivided fee interest in a particular unit, pursuant to which the owner acquires the perpetual right to weekly occupancy of a residence unit each year. In its resort in Hawaii, LHC offers "right-to-use" interests, pursuant to which the owner has occupancy rights for one week each year until December 31, 2009, the last full year of the underlying land lease for the resort property. During the four-month period ended December 31, 2001 and fiscal years ending August 31, 2001, 2000 and 1999, LHC had net sales of 628, 3,659, 2,885 and 2,841 vacation ownership interests, respectively, at prices ranging from $4,250 to $32,990.

     LHC also offers a sales program whereby a customer pays a fixed fee on an installment basis to use a vacation ownership interest during an initial one-year period with an option to purchase the vacation ownership interest. If the customer exercises the option to purchase the interest, the fixed fee is applied toward the down payment of the vacation ownership interest purchased.

     The Company, through LHC, markets and sells vacation ownership interests at the resorts, all of which are managed by LRC. In light of the termination of the agreement with Cendant, (see Recent Events) the Company has renamed its resorts from Ramada Vacation Suites to Leisure Resorts.

     Leisure Resorts at Las Vegas includes 37 buildings with a total of 489
     ----------------------------
studio, one- and two- bedroom units that have been converted for sale as 24,939 vacation ownership interests. As of December 31, 2001, 2,009 vacation ownership interests remained available for sale. The resort is in close proximity to "the Strip" in Las Vegas and features swimming pools and other amenities. LHC has completed an expansion of the resort common areas to include an expanded lobby, convenience store and expanded sales facilities.

     Leisure Resorts at Reno consists of a 95-unit hotel that has been converted
     -----------------------
for sale as 4,845 vacation ownership interests. As of December 31, 2001, 831 vacation ownership interests remained available for sale. The resort has substantially completed major renovations and features an indoor swimming pool, exercise facilities, sauna, jacuzzi and sun deck.

     Leisure Resorts at Honolulu is an 80-unit hotel consisting of three
     ---------------------------
buildings that have been converted for sale as 4,160 vacation ownership interests. As of December 31, 2001, 742 vacation ownership interests remained available for sale. The resort is within walking distance of a public beach and features a swimming pool and jacuzzi. LHC has a leasehold interest in the buildings, equipment and furnishings which expires in December 2009. The annual rental payments total approximately $192,000.

     Leisure Resorts at Steamboat Springs consists of 60 one- and two-bedroom
     ------------------------------------
units, which have been converted for sale as 3,060 vacation ownership interests. As of December 31, 2001, 780 vacation ownership interests remained available for sale. LHC acquired this condominium resort in 1994 and completed its conversion in 1995. LHC has constructed a 5,500-square foot amenity building at this resort that features a spa and sauna.

     Leisure Resorts - Hilltop at Steamboat Springs is a converted hotel
     ----------------------------------------------
building with indoor swimming pool, restaurant, cocktail lounge and meeting room facilities. The complex contains 56 one- and two-bedroom units to be sold as 2,856 vacation ownership interests. As of December 31, 2001, 1,391 vacation ownership interests remained available for sale. The resort is located in Steamboat Springs, Colorado, in close proximity to ski slopes and other attractions.

     Leisure Resorts at Orlando consists of an eight-building, 120 unit complex
     --------------------------
that has been converted into 6,120 vacation ownership interests. As of December 31, 2001, 214 vacation ownership interests remained available for sale. Three additional buildings, containing 42 units to be sold as 2,184 vacation ownership interests, are under construction in phases, and will be available for sale in 2002. In addition, the Company acquired the remaining eight buildings of the related property and is currently operating it as a hotel, Ramada Inn All Suites. The Company plans to convert, as needed over the next several years the hotel property into 109 units to be sold as 5,668 vacation ownership interests. The resort features a pool and is located near major tourist attractions.

     Leisure Resorts at Indian Shores consists of a two-building complex, which
     --------------------------------
has been converted into a total of 32 one- and two-bedroom units to be sold as 1,632 vacation ownership interests. As of December 31, 2001, 48 vacation ownership interests remained available for sale. The resort is located on the intercoastal waterway in close proximity to St. Petersburg and Clearwater, Florida.

     Leisure Resorts on Brigantine Beach consists of a 91-unit hotel and a 17-
     -----------------------------------
unit three-story building that have been either converted or constructed for sale as 5,508 vacation ownership interests. As of December 31, 2001, 754 vacation ownership interests were available for sale. The resort, located on beach front property in close proximity to Atlantic City, New Jersey, features an enclosed swimming pool, cocktail lounge, bar and restaurant.

     The following table sets forth certain information regarding the vacation ownership interests at the Company's resort properties:

                                                                   Steamboat                         Indian
                                Las Vegas     Reno      Waikiki     Springs   Hilltop     Orlando    Shores    Brigantine    Total
                               ----------------------------------------------------------------------------------------------------
Maximum number                    24,939      4,845      4,160       3,060     2,856       6,120      1,632       5,508      53,120

Net number sold through
December 31, 2001                 22,930      4,014      3,418       2,280     1,465       5,907      1,584       4,754      46,352

Number available for sale at
December 31, 2001                  2,009        831        742         780     1,391         214         48         754       6,768

Percent sold through
December 31, 2001                     92%        83%        82%         75%       51%         97%        97%         86%         87%

Number sold during the four
months ended December 31, 2001       603        142         59          84       218         381         45          75       1,607

Number reacquired during the four
months ended December 31, 2001

Contract cancellations               138         21         33          30        26         128         22          19         417
Exchanges  (3)                       222         36         35          37        64          86         19          18         517
Acquired for unpaid
maintenance fees                      16         29          -           -         -           -          -           -          45
                                 --------------------------------------------------------------------------------------------------
Total number reacquired during
the four months ended
December 31, 2001                    376         86         68          67        90         214         41          37         979
                                 --------------------------------------------------------------------------------------------------
Net number sold (reacquired)
during the four months
ended December 31, 2001              227         56         (9)         17       128         167          4          38         628

Additional pending as of
December 31, 2001                      -          -          -           -         -       2,184          -           -       2,184

Sales prices of timeshare
interests available at
December 31, 2001
Low                              $ 9,990    $ 5,000    $ 3,950    $  8,990   $ 8,990    $  8,990    $ 9,990     $ 3,290     $ 3,290
High                             $25,990    $13,990    $ 6,990    $ 27,990   $34,990    $ 16,990    $19,990     $22,560     $34,990
Average                          $13,308    $ 6,162    $ 4,906    $ 15,983   $17,958    $ 14,243    $12,947     $ 6,436     $12,867


     (1) This does not include the 2,184 shown as pending, which were under construction at December 31, 2001. It also does not include the 5,688 previously discussed, which are currently being operated as a hotel and will be converted to vacation ownership interests as needed.

     (2) 4,823 vacation ownership interests were sold prior to acquisition by the Company.

     (3) These exchanges are primarily related to customers exchanging and/or upgrading their current property to larger, higher-priced units.

          For the four months ended December 31, 2001 and the fiscal years ended August 31, 2001, 2000 and 1999, respectively, LHC's revenue from vacation ownership sales was $14.7 million, $61.8 million, $55.3 million and $45.8 million, representing 51.1%, 56.1%, 56.5% and 57.2% of total revenues.

     RCI Exchange Network

          Vacation and interest ownership is significantly enhanced by the availability of resort exchange networks. These networks allow owners to exchange their occupancy right in their home resort for an occupancy right in another resort. Several companies, including Resorts Condominiums International (RCI), a wholly owned subsidiary of Cendant, provide vacation ownership interest exchange networks. LHC's resorts participate in the RCI network.

     According to RCI, it has a total of more than 3,600 participating resort facilities located worldwide. LHC and the Owner's Association (as defined hereinafter) of each of LHC's vacation ownership resorts have entered into an agreement with RCI pursuant to which purchasers of vacation ownership interests in LHC resorts may apply for membership in the RCI exchange network. The cost of the RCI membership fee, which is at the option and expense of the vacation ownership interest owner, is $63 for the first year and $84 for each annual renewal. The initial five-year term of the Owner's Associations agreement with RCI are automatically renewable for additional five-year term, unless either party gives not less than 180 days written notice prior to the expiration of the then current term. Either party may terminate the agreement upon a breach of the agreement by the other party.

Owners' Associations and Property Management

     LHC's resort properties require ongoing management services. Independent not-for-profit corporations known as Owners' Associations have been established to administer each of LHC's resorts other than the resort in Honolulu. LHC's resort in Honolulu is administered by the White Sands Resort Club, a division of LHC (together with the Owners' Associations, collectively the "Associations"). Owners of vacation ownership interests in each resort are responsible for the payment of annual assessment fees, which are intended to fund all of the operating expenses at the resort facilities and accumulate reserves for replacement of furnishings, fixtures and equipment, and building maintenance, to their respective Association. Annual assessment fees for 2001 ranged from $275 to $435. In prior years, LHC has advanced monies to cover deficits for Associations located outside the State of Florida. There is no certainty LHC will continue this practice. In Florida, if Association expenses exceed annual assessment fees, LHC is obligated to pay the deficit. During the fiscal years ended August 31, 2001 and 2000, LHC financed budget shortfalls of $132,000 and $645,000, respectively, for the Owners' Associations at Indian Shores and Orlando. During the four month period ended December 31, 2001, annual assessment fees and association expenses were substantially the same for both Indian Shores and Orlando. As of December 31, 2001 the budget shortfall guarantee for Orlando and Indian Shores has ended as both resorts have met the required ratio's of developer owned versus sold intervals of 85%. As additional inventory is added in Florida, LHC will re-evaluate its obligation to fund these budge shortfalls. During calendar year 2001, the combined Associations had a deficiency of $508,000 in Association fees received compared to expenses paid.

     If the owner of a vacation ownership interest defaults in the payment of the annual assessment fee, the Association may impose a lien on the related vacation ownership interest. LHC, at its option, may pay the Association the lien amount of vacation ownership interest of owners who are delinquent, but have paid LHC in full for their vacation ownership interest. In exchange for the payment by LHC of such amounts, the Associations assign their liens for non-payment on the respective vacation ownership interests to LHC. In the event the vacation ownership interest holder does not satisfy the lien after having an opportunity to do so, LHC typically acquires the vacation ownership interest for the amount of the lien and any related foreclosure costs.

     LRC has entered into management agreements with the Associations pursuant to which LRC receives annual management and administrative fees in exchange for providing or arranging for various property management services including reservations, bookkeeping, staffing, budgeting, maintenance and housekeeping services. During the four months ended December 31, 2001 and the fiscal years ending August 31, 2001, 2000 and 1999, PEC, the management entity prior to LRC, received fees of $1.0 million, $2.9 million, $2.7 million and $2.5 million, respectively. The management agreements are typically for initial terms ranging from three to five years and automatically renew for successive one-year terms unless canceled by an Association.

     LRC's intent and goal is to manage these properties until all vacation ownership interests are sold and the receivables generated from such sales have been paid. Due to cancellations, exchanges and upgrades, none of the resorts are likely to realize a 100% sellout for an extended period of time. The Company believes that continued management of these properties preserves the integrity and operating efficiencies of the resorts.

Land Sales

     LHC is currently engaged in the retail sale of land in Nevada and Colorado for residential, commercial, industrial and recreational use. LHC may acquire and sell land in other states including but not limited to Arizona, if an opportunity arises. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Real Estate Risk". Residential lots generally range in size from one-quarter acre to five acres with some larger, while commercial and industrial lots also vary in size.

LHC's residential lots generally range in price from $17,000 to $39,000, while commercial and industrial lots generally range in price from $45,000 to $94,000. LHC sold (reacquired) 96, 781, 766 and 613 residential lots, net, and (2), (3), 2 and 14 commercial and industrial lots during the four months ended December 31, 2001, and the fiscal years ended August 31, 2001, 2000 and 1999, respectively. LHC is required from time to time to cancel the purchase of lots and parcels as a result of payment defaults or customer cancellations.

     Nevada
     ------

     A substantial portion of LHC's land sales have historically occurred in subdivisions in the Pahrump Valley, Nevada, located approximately 60 miles west of Las Vegas. LHC has little inventory remaining in this location.

     The following table illustrates certain statistics regarding the Pahrump Valley subdivisions:

     Number of acres acquired since 1969                                 18,777
     Number of lots platted                                              29,849
     Net number of lots sold through December 31, 2001                   29,689
     Percent of lots sold through December 31, 2001  (unsold .5%)           100%
     Number of platted lots available for sale at December 31, 2001         160

     For the Four Months Ended December 31, 2001:
     --------------------------------------------
     Number of parcels and lots sold                                         92
     Number of parcels and lots canceled                                   (114)
     Number of parcels and lots repurchased                                  93
     Number of parcels and lots exchanged                                  (128)
                                                                       --------
     Number of parcels and lots sold, net of cancellations
       and exchanges                                                        (57)

     Central Nevada Utilities Company (CNUC), a wholly-owned subsidiary of PEC, provides sewer and water service within CNUC's certificated service area. As of December 31, 2001, CNUC had 3,457 customers. In the past 5 years, connections have grown at an average annual rate of 15.3% and 13.3% for residential water and sewer, respectively.

     On April 11, 2002, substantially all of the assets of CNUC were sold to Utilities, Inc. See Recent Events.

     Colorado
     --------

     LHC also sells larger unimproved tracts of land in Colorado. LHC owns unimproved land in Huerfano County, Colorado, which is being sold for recreational use in parcels of at least 35 acres, at prices ranging from $13,000 to $18,000, depending on location and size. These parcels are sold without any planned improvements and without water rights, which rights have been reserved by LHC, except for an owner's right to drill a domestic well. Substantially all of the parcels have been sold, with 24 parcels remaining in inventory at December 31, 2001.

     In September 1993, LHC acquired improved and unimproved land in Park County, Colorado, known as South Park Ranch, which is being sold for recreational use as 1,870 separate parcels typically ranging in size from 5 to 9 acres and a few larger parcels at prices beginning at $17,000. Substantially all of the parcels had been sold, with 20 parcels remaining in inventory as of December 31, 2001. These parcels are sold without any planned improvements, except for roads which are already in place and a recreational facility that includes a basketball court, baseball field and picnic facilities.

     In February 1998, LHC acquired a tract of land in Park County, Colorado near the town of Hartsel, known as Hartsel Springs Ranch. In July 2001, LHC acquired additional parcels. This property is being sold as 2,434 separate parcels with an average price of $26,200 and size five acres, respectively. As of December 31, 2001, 102 lots remained unsold. These parcels are sold without any planned improvements, except for roads which are already in place.

     The following table illustrates certain statistics regarding the parcels and lots in Huerfano and Park Counties, Colorado:


Number of acres acquired since 1969                                      64,434
Number of lots platted                                                    5,428
Net number of lots sold through December 31, 2001                         5,279
Percent of lots sold through December 31, 2001                               97%
Number of platted lots available for sale at December 31, 2001              149

For the four Months ended December 31, 2001
-------------------------------------------
Number of parcels and lots sold                                             570
Number of parcels and lots canceled                                        (178)
Number of parcels and lots exchanged                                       (239)
                                                                       --------
Number of parcels and lots sold, net of cancellations and exchanges         153
                                                                       --------

     For the four months ended December 31, 2001 and the fiscal years ended August 31, 2001, 2000 and 1999, respectively, LHC's revenue from land sales was $6.2 million, $23.5 million, $20.7 million and $17.0 million, representing 21.6%, 21.4%, 22.2% and 21.3% of total revenues.

Sales of Non-Core Assets

     The Company owns and has listed for sale certain commercial parcels that are not necessary for its normal business activities. Twenty-two of these parcels located in the Pahrump Valley. The Company also owns water rights in Huerfano County, that are in escrow for sale for $900,000 and a 4.25 acre parcel in Biloxi, Mississippi, that is listed for sale for approximately $2,125,000.

     Since the Company began listing its non-core assets for sale in 1999, the sale of its two office buildings, the Company has sold in book value approximately $18.8 million in non-core assets. Sales have included two golf courses, a sports complex, seven other parcels located in the Pahrump Valley,
its two office buildings and Central Nevada Utilities Corporation.   In 2000,
the Company leased back the building at 1500 E. Tropicana for a period of ten years with two 5-year renewal options, and the building at 4310 Paradise Road for a period of 5- 1/2 years with a 4- 1/2 year renewal option. The majority of the sales proceeds were used to reduce debt and for working capital.

     The Company will continue to actively market its non-core assets; however, there is no certainty as to when additional sales will occur or whether the Company will realize a profit from such sales.

Trust Arrangements

     Title to certain LHC resort properties and land parcels in Huerfano County, Colorado is held in trust by trustees to meet regulatory requirements that were applicable at the time of the commencement of sales. In connection with sales of vacation ownership interests pursuant to "right-to-use" or installment sales contracts, title to certain LHC resort properties in the states of Nevada and Hawaii are held in trust by trustees to meet requirements of certain state regulatory authorities. Prior to 1988, LHC sold vacation ownership interests in certain of its resorts in the state of Nevada pursuant to "right-to-use" contracts and continues in other resorts to sell under installment sales contracts in which the purchaser does not receive a deed until the purchase price is paid in full. Additionally, LHC offers "right-to-use" interests in its resort in Hawaii, as this resort is owned in leasehold. In connection with the registration of the sale of such "right to use" vacation ownership interests, the Department of Real Estate of the State of Nevada and the Department of Commerce and Consumer Affairs of the State of Hawaii require title to be held in trust.

Customer Financing

     LHC provides financing to virtually all the purchasers of its vacation ownership interests and retail lots who make a down payment equal to at least 10% of the purchase price. The financing is generally evidenced by installment sale contracts as well as notes secured by deeds of trust. Currently, the term of the financing generally ranges from two to twelve years, with principal and interest payable in equal monthly payments.

Interest rates are fixed and generally range from 12.5% to 15.5% per year based on prevailing market rates and the amount of the down payment made relative to the sales price. LHC has a sales program whereby a 5% interest rate is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. At December 31, 2001, LHC serviced approximately 21,600 customer receivables related to sales of vacation ownership interests and land, whose receivables had an aggregate outstanding principal balance of $173.2 million, a weighted-average maturity of approximately 7 years and a weighted-average interest rate of 13.2 %.

     LHC has lines of credit with institutional lenders for the financing of vacation ownership interest and land receivables of up to an aggregate of $162.0 million. These lines of credit bear interest at variable rates tied to the prime rate and 90-day London Interbank Offering Rate (LIBOR) and are secured by vacation ownership, land receivables and the inventory. As of December 31, 2001, an aggregate of $121.4 million was outstanding under such lines of credit and $40.6 million was available for borrowing (subject to the availability of qualified collateral). LHC periodically sells its vacation ownership and land receivables to various third party purchasers and uses a portion of the sales proceeds to reduce the outstanding balances of its lines of credit, thereby increasing the borrowing availability under such lines by the amount of prepayment. These sales have generally resulted in yields to the purchaser that are less than the weighted-average yield on the sold receivables. The estimated fair value of this spread is shown on LHC's books as retained interest in receivables sold. The receivable sales agreements generally provide for: (i) LHC to continue servicing the sold receivables; (ii) LHC to repurchase or replace accounts that become more than 60 to 90 days contractually delinquent; (iii) the maintenance of cash reserve accounts for losses; (iv) certain minimum net worth requirements; and (v) covenants that generally require LHC to use its best efforts to, among other things, remain the manager of the related resorts, cause the Associations to maintain appropriate insurance and to pay applicable real estate taxes. Performance by LHC on the lines of credit and sales of receivables is guaranteed by the Company. The aggregate principal balance of receivables sold by LHC were $3.7 million, $3.6 million, $2.7 million and $2.6 million at December 31, 2001, August 31, 2001, 2000 and 1999, respectively.

     As of December 31, 2001, total sold notes receivable were $51.0 million. LHC was contingently liable to replace or repurchase delinquent receivables related to such sold notes receivable. Delinquencies greater than 60 days have increased as of December 2001, to 7.5% from 5.3% as of August 31, 2001. The following table sets forth information with respect to receivables owned and sold that were 60 or more days delinquent as of the dates indicated:

      (thousands of dollars):

                               December 31,               August 31,
                               ------------  ----------------------------------
                                   2001        2001         2000         1999
                               ------------  --------     --------     --------
     60-day delinquent           $ 14,320    $  9,938     $  8,494     $  9,153
     Total receivables           $191,686    $188,882     $172,907     $151,709
     60-day delinquency %             7.5%        5.3%         4.9%         6.0%

     The 60-day delinquent amounts include any account that is contractually 60 days delinquent, including those accounts whereby customers are still making payments but have not cured their delinquency status.

     LHC provides an allowance for cancellations at the time it recognizes revenues from sales of vacation ownership interests and land. LHC believes, based on its experience and its analysis of economic conditions, that the allowance is adequate to absorb losses on receivables that become uncollectible. Upon the sale of the receivables, the allowance related to those receivables is reduced and the reserve for notes receivable sold with recourse is appropriately increased.

Marketing and Sales

     LHC markets and sells vacation ownership interests and land through on-site and off-site sales offices. LHC's sales staff receives commissions based on net sales volume. LHC maintains fully staffed on-site sales offices at its vacation ownership properties in Las Vegas and Steamboat Springs, Colorado as well as its Las Vegas headquarters, and at its land projects in Nevada and Colorado. Small on-site sales offices staffed with one to two sales associates are maintained in Reno, Nevada; Hawaii; Indian Shores and Orlando, Florida and Brigantine, New Jersey.

LHC also maintains off-site sales offices in West Covina, California; Dallas and Houston, Texas; and Denver, Colorado. LHC's marketing efforts are targeted primarily at tourists and potential tourists meeting its customer profile. Currently, approximately 34.6% of sales are made through the Las Vegas sales offices.

     As part of its marketing strategy, LHC maintains an internal vacation ownership interest exchange program. This program enables owners of LHC's vacation ownership interests to exchange their occupancy right at their home resort for an occupancy right at another of LHC's vacation ownership resorts. In addition, LHC has a sales program pursuant to which purchasers of its vacation ownership interests, retail lots and land may exchange their equity interests in one property for an interest in another of LHC's properties.

     The agreement of sale for a vacation ownership interest or land may be rescinded within various statutory rescission periods ranging from five to ten days. For land sales made at a location other than the subject property, in addition to the statutory rescission period, the customer may cancel the contract within a specified period, usually five months from the date of purchase, provided that the contract is not in default, the customer has completed a developer-guided inspection of the subject property and thereafter the customer requests the cancellation. Generally, if a customer defaults after all rescission and cancellation periods have expired, all payments are retained by LHC.

Seasonality

     The Company's sales are not significantly affected seasonality factors. The Company is not dependent upon any large affinity group of customers whose loss would have a material adverse effect on the Company.

Competition

     The vacation ownership and real estate industries are highly competitive. Competitors in the vacation ownership and real estate business include hotels and other vacation ownership and real estate developers. Certain of the Company's competitors are substantially larger and have more capital and other resources than the Company.

     LHC's vacation ownership resorts compete directly with many other such resorts located in Las Vegas, Reno, Honolulu, Atlantic City, Orlando, St. Petersburg/Clearwater, Tampa and Steamboat Springs. In recent years, several major lodging, hospitality and entertainment companies have begun to develop and market vacation ownership properties. According to the American Resort Development Association (ARDA) data, in 2001, approximately 31.5% of vacation ownership resorts were located in the Mountain/Pacific region of the United States, 23.6% in Florida, 12.0% in the Northeast region, 16.5% in the Southeast region and 16.4% in the Central region of the United States. In addition, LHC competes with condominium projects and with traditional hotel accommodations in these areas. Some of these competing projects and accommodations are larger and more luxurious than LHC's current facilities.

Government Regulation

     The Company's vacation ownership and real estate operations are subject to extensive regulation and licensing requirements by federal, state and local authorities. The following sub-sections summarize the regulations applicable to the Company.

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

Vacation Ownership Regulation

     Nevada Revised Statutes Chapter 119A requires the Company to give each customer a Public Offering Statement that discloses all aspects of the vacation ownership program, including the terms and conditions of sale, the common facilities, the costs to operate and maintain common facilities, the Company's history and all services and facilities available to the purchasers. Section 514E of the Hawaii Revised Statutes provides for similar information to be provided to all prospective purchasers through the use of the Hawaii Disclosure Statement and Chapter 721 of the Florida Statutes has similar provisions.
Section 11000, et seq., of the California Business and Professions Code provides for similar information to be provided to all prospective purchasers through the use of an Out-of-State Vacation ownership Permit issued by the California Department of Real Estate. Section 45 of the New Jersey Statutes Annotated provides for similar information to be provided to all prospective purchasers through the use of a Public Offering Statement. The Texas Register at 22 Texas Administrative Code, Section 543 provides for similar information to be provided to all prospective purchasers through the use of the Texas Timeshare Disclosure Statement. Title 12, Article 61 of the Colorado Revised Statutes provides for similar information to be provided to all prospective purchasers in their contract of sale or by separate written documents. Nevada and Colorado require a five-day rescission period for all vacation ownership purchasers. The rescission period required by Hawaii and New Jersey is seven days. The rescission period required by Florida is ten days. The rescission period in California and Texas for out-of-state sales is five days. The Nevada, California, New Jersey, Hawaii, Colorado, Florida and Texas vacation ownership statutes have stringent restrictions on sales and advertising practices and require the Company to utilize licensed sales personnel.

Lending Regulation

     LHC is subject to various federal lending regulations related to marketing, financing and selling consumer receivables. These federal regulations include:
Fair Housing Act, Americans With Disabilities Act, Interstate Land Sales Full Disclosure Act, Truth-In-Lending Act, Real Estate Settlement Procedures Act, Equal Credit Opportunity Act, Federal Trade Commission Telemarketing Rule, Federal Communications Commission Telephone Census Protection Act, Federal Trade Commission Act (Unfair or Deceptive Act or Practices) and Fair Debt Collections Practices Act.

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

Advertising Regulation

     LHC's marketing and advertising procedures are subject to the Federal Trade Commission Act (Unfair and Deceptive Practices), Federal Trade Commission Telemarketing Rules, Federal Communication Commission Telephone Consumer Protection Act, Fair Housing Act, Equal Credit Opportunity Act and various state consumer protection laws regulating telephone solicitations and the sale of travel and sweepstakes, both in states in which PEC vacation ownership resorts are located or registered and in states in which it otherwise solicits sales.

Employees

     As of December 31, 2001, LHC had 1,245 employees, of whom 1,051 were full-time employees and 194 were part-time employees. Employees were comprised of the following: 779 sales and marketing officers and personnel, 155 general and administrative personnel, 299 hotel personnel and 12 utility company personnel. None of PEC's employees are represented by a collective bargaining unit. The Company believes that its relations with its employees are satisfactory.

Item 2.  Properties

     As of December 31, 2001, the Company's unsold inventory consisted of: 160 residential, commercial and industrial lots, 149 recreational land parcels, and 6,768 vacation ownership interests. In addition, the Company maintains the following properties:

     The Company's principal executive offices are located at 4310 Paradise Road, Las Vegas, Nevada 89109, where it occupies approximately 31,000 square feet of office space. In November 2000, the Company entered into a sale/leaseback transaction for this building. The Company signed a master lease for the entire building for an initial term of 5 1/2 years with one 4- 1/2 year renewal option. The current monthly rent is $30,450.

     In October 2000, the Company entered into a sale/leaseback transaction for an office building located at 1500 E. Tropicana, Las Vegas, Nevada. This building has approximately 57,500 square feet of office space, of which the Company occupies approximately 35,000 square feet. Of the remaining space, approximately 7,000 square feet is leased to tenants on a short-term basis and approximately 15,500 square feet is unoccupied. The Company signed a master lease for the entire building for a ten-year term with two five-year renewal options. The current monthly rent is $58,308.

     The Company leases an executive office at 1125 N. E. 125th Street in North Miami, Florida, comprised of approximately 1,600 square feet, on a month-to-
month basis.   This lease expired in April of 2002 and this office was closed.

     The Company leases various other facilities on a long-term, short-term or month-to-month basis for off-site marketing and sales offices. The Company has leased sales offices in West Covina, California; Denver, Colorado; Dallas and Houston, Texas and marketing locations in close proximity of those offices and its Las Vegas sales offices.

Item 3.  Legal Proceedings

     On August 27, 1998, an action was filed in Nevada District Court, County of Clark, No. A 392585, by Robert and Jocelyne Henry, husband and wife individually and on behalf of all others similarly situated against LHC, LHC's wholly-owned subsidiary, Central Nevada Utilities Company (CNUC), and certain other defendants. The plaintiff's complaint asked for class action relief claiming that LHC and CNUC were guilty of collecting certain betterment fees and not providing associated sewer and water lines. The court determined that plaintiffs had not properly pursued their administrative remedies with the Nevada Public Utilities Commission (PUC) and dismissed plaintiffs' complaint, as amended, without prejudice. Notwithstanding plaintiffs' appeal of the dismissal, plaintiffs filed for administrative relief with the PUC. On November 17, 1999, the PUC found that CNUC, the only defendant over which the PUC has jurisdiction, was not in violation of any duties owed the plaintiffs or otherwise in violation of CNUC's approved tariffs.

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

     Plaintiffs then filed a motion to certify class, which defendants opposed. On September 5, 2001, the Court held that "as to Classes A and B, the showings required under NRCP 23(a) and (b)(2) have been made to the extent injunctive relief / specific performance of the subject alleged contractual obligations is sought, and the Court will certify Classes A and B to such extent only. In all other respects, the Court does not deem certification to be appropriate as to both Classes A and B." As a result of this decision, the Court refused to certify a class for the claims of: breach of contract, unjust enrichment, consumer fraud in violation of NRS 41.600 and violation of NRS, 119.220. Accordingly, the defendants are no longer subject to class claims for monetary damages. The defendant's only potential liability is for the construction of water and sewer facilities. The case is now beginning the discovery phase of the litigation. The case is scheduled for a jury trial on August 13, 2002.

     In the general course of business the Company and its subsidiaries and affiliates including LHC may be named in lawsuits. The Company will report all such litigation which it believes could have a material adverse effect on the business or financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the four-month period ended December 31, 2001.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

Market Information

     The Company's common stock is traded on the Nasdaq National Market under the symbol LESR. The following table sets forth the high and low sales prices of the common stock as reported on the Nasdaq National Market for the periods presented:

                                                      High            Low
                                                  ------------    -----------
December 31, 2001:
------------------

Four-month period ended December 31, 2001             $5.05          $3.86

Year Ended August 31, 2001:
---------------------------

First Quarter                                          5.00           4.31

Second Quarter                                         5.06           4.19

Third Quarter                                          4.84           3.70

Fourth Quarter                                         4.20           3.60

Year Ended August 31, 2000:
---------------------------

First Quarter                                          4.88           3.56

Second Quarter                                         5.06           3.63

Third Quarter                                          4.22           3.63

Fourth Quarter                                         4.63           3.88

     As of May 1, 2002, there were 679 holders of record of the 5, 577,183 outstanding shares of common stock. The closing sales price for the common stock on May 1, 2002 was $5.80 per share.

     The Company did not pay any cash dividends on its common stock during 2001. The Company intends to retain future earnings for the operation and expansion of its business and does not currently anticipate paying cash dividends on its common stock. Any future determination as to the payment of such cash dividends would depend on a number of factors including future earnings, results of operations, capital requirements, the Company's financial condition and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors might deem relevant. No assurance can be given that the Company will pay any dividends in the future.

Item 6.  Selected Consolidated Financial Data

     The selected financial information set forth below should be read in conjunction with the consolidated financial statements, the related notes thereto and "Item 7". Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

(thousands of dollars except per share amounts)
Consolidated Selected Financial Data (1) (2)
--------------------------------------------

                                                      Four Months
                                                         Ended
                                                      December 31,                   For the Years Ended August 31,
                                                     --------------  -------------------------------------------------------------
                                                          2001         2001          2000        1999         1998          1997
                                                     --------------  --------     ----------  ----------   ----------     --------
Income statement data:
Revenues of continuing operations:
----------------------------------
Timeshare interest sales                                $ 14,659     $ 61,758     $ 55,317     $ 45,830     $ 41,449      $ 39,850
Land sales                                                 6,189       23,550       20,723       17,037       14,903        19,248
Interest income                                            5,295       14,977       12,430        9,310        7,161         7,168
Financial income                                             475        2,995        1,153        1,184        3,304         2,922
Utility operations                                           692        1,817        2,033        2,597        2,831         3,050
Gain on sale of notes receivable                               -          668          635            -          656         2,013
Gain on sale other investments and other assets                0          124        1,857          513            -             -
Other (3)                                                  1,477        4,164        3,701        3,657        3,113         3,464
                                                        --------     --------     --------     --------     --------      --------
     Total revenues of continuing operations              28,787      110,053       97,849       80,128       73,417        77,715
                                                        --------     --------     --------     --------     --------      --------

Costs and expenses of continuing operations:
--------------------------------------------
Cost of sales timeshare (4)                                2,451       10,886       10,518        8,527        7,375         5,922
Cost of sales land (4)                                     1,040        3,359        3,050        2,709        1,770         1,571
Interest expense                                           4,458       12,214       12,468        9,270        7,850         8,458
Marketing and sales                                       14,274       48,781       39,769       35,291       34,167        34,078
Provision for cancellations                                3,258        9,647        7,354        5,626        4,827        10,219
Depreciation                                                 574        1,412        1,827        1,878        2,245         1,964
Incidental operations                                        386        1,631        1,698        2,274        2,644         2,984
General and administrative                                 8,591       18,942       17,746       14,333       17,736        17,175
                                                        --------     --------     --------     --------     --------      --------
     Total costs and expenses of continuing
        operations                                        35,032      106,872       94,430       79,908       78,614        82,371
                                                        --------     --------     --------     --------     --------      --------
Income (loss) from continuing operations
before income taxes                                       (6,245)       3,181        3,419          220       (5,197)       (4,656)

Income (taxes) benefit                                       (72)         656          530          830        1,968        12,662
                                                        --------     --------     --------     --------     --------      --------

Income (loss) from continuing operations                  (6,317)       3,837        3,949        1,050       (3,229)        8,006

Income from discontinued operations
net of income taxes and minority interest (5)                               -            -            -            -        11,334
                                                        --------     --------     --------     --------     --------      --------

Net income (loss) before extraordinary item               (6,317)       3,837        3,949        1,050       (3,229)       19,340

Loss on extinguishment of debt, net of
income taxes (6)                                            (426)           -            -            -            -             -
                                                        --------     --------     --------     --------     --------      --------

Net income (loss) applicable to common stock            $ (6,743)    $  3,837     $  3,949     $  1,050     $ (3,229)     $ 19,340
                                                        ========     ========     ========     ========     ========      ========

Per Share Data (7) (8):
Basic:
------
Income (loss) from continuing operations          $     (1.81)  $      1.10   $      1.13   $      0.30  $     (0.92) $      2.58
Income from discontinued operations                         -             -             -             -            -         3.64
Loss on extinguishment of debt                          (0.12)
                                                  -----------   -----------   -----------   -----------  -----------  -----------
Net income (loss) applicable to common stock      $     (1.93)  $      1.10   $      1.13   $      0.30  $     (0.92) $      6.22
                                                  ===========   ===========   ===========   ===========  ===========  ===========
Weighted-average number of common shares and
Common share equivalents outstanding                3,500,557     3,500,557     3,500,557     3,500,557    3,500,557    3,108,510
                                                  ===========   ===========   ===========   ===========  ===========  ===========
Diluted (9)
-----------
Income (loss) from continuing operations          $     (1.81)  $      1.10   $      1.13   $      0.30  $     (0.92) $      2.46
Income from discontinued operations                         -             -             -             -            -         3.48
Loss on extinguishment of debt                           (.12)            -             -             -            -
                                                  -----------   -----------   -----------   -----------  -----------  -----------
Net income (loss) applicable to common stock      $     (1.93)  $      1.10   $      1.13   $      0.30  $     (0.92)        5.94
                                                  ===========   ===========   ===========   ===========  ===========  ===========
Weighted-average number of common shares and
common share equivalents outstanding                3,500,557     3,500,557     3,500,557     3,500,557    3,500,557    3,253,718
                                                  ===========   ===========   ===========   ===========  ===========  ===========

     (1) On September 2, 1997, the Company distributed all of its 10 million shares of common stock of its former subsidiary, Mego Mortgage Corporation (MMC), to the Company's shareholders in a tax-free spin-off. The operations of MMC have been reclassified as discontinued operations and the fiscal 1997 prior years' Consolidated Financial Statements of the Company included herein reflect the reclassification accordingly.

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

     (4) Cost of sales includes product costs of sales of vacation ownership interests and land, and utility operations' expenses.

     (5) Income from discontinued operations, net of taxes of $9.1 million and minority interest of $2.4 million, includes the net income from MMC, after tax, reduced by the related minority interests and certain general and administrative expense related to the discontinued operations.

     (6) Loss on extinguishment of debt, net of taxes of $219,000 relating to the restructuring of the Subordinated Debt. Under the fifteenth amendment, the Company agreed to pay approximately $645,000 to exchange the underlying collateral of the subordinated debt, defer payment of the remaining principal balance and all accumulated interest from March 1, 2002 until the sale of CNUC is completed or terminated, but not later then August 31, 2002. This subordinated debt was paid in full on April 11, 2002, (see recent events).

     (7) All share and per share references have been restated to reflect the one-for-six reverse split of the Company's common stock, effective September 9, 1999.

     (8) No cash dividends per common share were declared during the fiscal years included herein.

     (9) The incremental shares from assumed conversions are not included in computing the diluted per share amounts for fiscal 1998 because the Company incurred a net loss and the effect would be anti-dilutive. The incremental shares from assumed conversions are not included in computing the diluted per share amounts for the four months ended December 31, 2001 or fiscal 2001, 2000 and 1999 because the exercise price of the options and warrants exceeded the average market price of the common shares during these fiscal years.

(10) In payment of the exercise price of $4,250,000 of warrants exercised for 166,666 shares of the Company's common stock by the Assignors, the subordinated debt due to the Assignors was reduced by that amount in August 1997. See Note 10 of Notes to Consolidated Financial Statements and "Item
     13. Certain Relationships and Related Transactions." This subordinated debt was paid in full on April 11, 2002; see "Business Recent Events".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations and the foregoing Business sections contain certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectations and estimates as to the Company's business operations, including the introduction of new vacation ownership and land sales programs and future financial performance, including growth in revenues and net income and cash flows. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions.

     The potential losses to the Company stemming from the economic downturn in the tourism industry following the September 11, 2001 terrorist attacks have had and are anticipated to continue to have some adverse impact on the operating results of the Company's the four months ended December 31, 2001, and possibly thereafter. The Company has a mixture of customers who fly and drive into the various resort locations. At this time, there can be no assurances that this economic downturn due to a decrease in travel and anxiety about possible future terrorist attacks will not extend to future periods.

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

General

     The principal business of Mego Financial Corp. (the "Company" or "LESR") is vacation ownership sales, resort operations, land sales for vacation and second homes and travel services.

     The following discussion relates to its financial position at December 31, 2001 and the results of its operations for the four months then ended. In January 2002, the Company's new management adopted a business plan contemplating, among other things, the substantial expansion of its vacation resort business, and the initiation and acquisition of businesses that complement its vacation resort business. See "Business - Recent Events" for a discussion of the elements of its business plan. This change in our business model, as well as the risks and uncertainties inherent in our historical business, are expected to cause our results of operations and the components thereof to change materially in the future. In addition, we will require substantial additional capital in the near term to implement certain elements of our business plan, including the acquisition of Raintree and other businesses. There is no assurance that we will be able to raise the necessary capital in a timely manner and on terms reasonable to us. Any failure to do so may have a material adverse effect on our operations and financial results.

Critical Accounting Policies and Estimates


     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, management evaluates its estimates, including those that relate to bad debts, investments, income tax contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, the Company's financial condition and results of operations could be materially impacted.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

LESR
----

     LESR recognizes revenue primarily from the sales of vacation ownership interests and land parcels, interest income, financial income from retained interests in receivables sold, and management fees from operating and managing vacation ownership properties through LRC. The Company periodically sells its consumer receivables while generally retaining the servicing rights. Revenue from sales of vacation ownership interests and land is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of vacation ownership interests and 20% of the sales price for land sales. Land sales typically meet these requirements within six to ten months of closing, and sales of vacation ownership interests typically meet these requirements at the time of sale. The sales price is recorded as revenue and the allocated cost related to such net revenue of the vacation ownership interest or land parcel is recorded as expense in the period that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

     Notes receivable with payment delinquencies of 90 days or more have been considered in determining the allowance for cancellations. Cancellations occur when the note receivable is determined to be uncollectible, typically when the note is past due 180 days or more. Cancellation of a note receivable subsequent to the quarter the revenue was recognized is charged to the allowance for cancellations.

     The Company historically has sold its notes receivable at par value. Proceeds from the sale of notes receivable sold with recourse were $0, $14.9 million, $19.6 million and $0 for the four months ended December 31, 2001 and for the fiscal years ended August 31, 2001, 2000 and 1999, respectively. When the Company sells notes receivable, it retains certain participation in the cash flows of the notes receivable sold and generally retains the associated servicing rights. The sales are generally subject to limited recourse provisions as provided in the respective notes receivable sales agreements. Under these agreements, the Company is generally obligated to replace or repurchase accounts that become 60 to 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables. Reserve for notes receivable sold with recourse represents the Company's estimate of losses to be incurred in connection with the recourse provisions of the sales agreements and is shown separately as a liability in the Company's balance sheet.

     Gain on sale of receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To obtain fair values on the retained interests (both at the point of the related receivable sale and periodically thereafter), the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions-- rates of prepayment, guaranteed rates of return and discount rates commensurate with the risks involved.

     The Company's retained interest in receivables sold are carried at fair value as either derivatives or available-for-sale investments. Unrealized holding gains or losses on the retained interest in receivables sold are included in earnings for those transactions structured so that the Company, through its retained interest, receives fixed interest amounts and pays the buyer variable amounts based on a floating interest rate index, as the resulting financial interest meets the definition of a derivative.

Unrealized holding gains or losses, if any, on retained interests in notes receivable sold not meeting the definition of a derivative would be included in shareholders' equity, net of income taxes. Losses in such retained interests considered to be other than temporary are reflected in earnings.

     Provision for cancellations relating to notes receivable is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes receivable. The Company records provision for cancellations at the time revenue is recognized, based on historical experience and current economic factors. The related allowance for cancellations represents management's estimate of the amount of the future credit losses to be incurred over the lives of the notes receivable. The allowance for cancellations is reduced by actual cancellations experienced, including cancellations related to previously sold notes receivable which were reacquired pursuant to the recourse obligations discussed herein. Such allowance is also reduced to establish the separate liability for reserve for notes receivable sold with recourse. Management's judgment in determining the adequacy of this allowance is based upon a periodic review of its portfolio of notes receivable. These reviews take into consideration changes in the nature and level of the portfolio, historical cancellation experience, current economic conditions which affect the purchasers' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality. Changes in the allowance as a result of such reviews are included in the provision for cancellations.

     Recourse to the Company on sales of notes receivable is governed by the agreements between the purchasers and LESR. The reserve for notes receivable sold with recourse represents the Company's estimate of the fair value of future credit losses to be incurred over the lives of the notes receivable. A liability for reserve for notes receivable sold with recourse is established at the time of each sale based upon the Company's estimate of the fair value of the future recourse obligation under each agreement of sale.

     Fees for servicing notes receivable originated by LHC and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such notes receivable and are recognized when earned. Financial income includes changes in the fair value of retained interests sold and interest income accreted on such interests. Interest income represents the interest earned on loans held in LESR's portfolio and interest on cash funds.

     Total costs and expenses consist primarily of marketing and sales expenses, general and administrative expenses, direct costs of sales of vacation ownership interests and land, depreciation and amortization and interest expense. Marketing and sales costs directly attributable to unrecognized sales are accounted for as deferred selling costs until such time as the sale is recognized. The Company incurs a portion of operating expenses of the vacation ownership Associations based on ownership of unsold vacation ownership interests at each of the respective vacation ownership properties. These costs are referred to as "association assessments" or "maintenance payments", and are included in the consolidated statements of operations in general and
administrative expenses.   Management fees received from the Associations are
included in other revenues in the consolidated statements of operations. These fees are deemed not to be the result of a separate revenue generating line of business since the management activities to which they relate are part of the support of the vacation ownership business and the fees are actually a reduction of the expense the Company incurs to fulfill obligations regarding vacation ownerships.

     The following table sets forth certain data regarding notes receivable additions and servicing through sales of vacation ownership interests and land:

(in thousands, except number of notes)                  Four Months
                                                           Ended
                                                        December 31,          For the Years Ended August 31,
                                                       --------------        -------------------------------
                                                             2001                 2001                2000
                                                       --------------        -------------------------------
Principal balance of notes receivable additions        $       29,090        $   85,821          $    82,388
                                                       ==============        ==========          ===========

Number of notes receivable additions                            2,772             7,792                7,552
                                                       ==============        ==========          ===========

Notes receivable serviced at end of period             $      173,179        $  172,485          $   152,990
                                                       ==============        ==========          ===========

     At December 31, 2001, $19.5 million of land sales not yet recognized under accounting principles generally accepted in the United States since the requisite payment amounts had not yet been received or the respective Purchasers' rescission periods had not yet expired. Of the $19.5 million in unrecognized land sales, the Company estimates that it will ultimately recognize $16.6 million of revenues, which would be reduced by a related provision for cancellations of $2.9 million, estimated selling costs of $4.8 million and cost of sales of $3.0 million, for an estimated net profit of $5.9 million.

Real Estate Risk

     Real estate development involves significant risks, including risks that suitable properties will not be available at reasonable prices, that acquisition, development and construction financing may not be available on favorable terms or at all, that infrastructure and construction costs may exceed original estimates, that construction may not be completed on schedule, and that upon completion of construction and improvements, properties may not be sold on favorable terms or at all. In addition, LHC's vacation ownership activities, as well as its ownership, improvement, subdivision and sale of land, are subject to comprehensive federal, state and local laws regulating environmental and health matters, protection of endangered species, water supplies, zoning, land development, land use, building design and construction and other matters. Such laws and difficulties in obtaining, or the failure to obtain, the requisite licenses, permits, allocations, authorizations and other entitlements pursuant to such laws can adversely impact the development and completion of LHC's projects. The enactment of "slow-growth" or "no-growth" initiatives in any area where LHC sells land or vacation ownership interests could also delay or preclude entirely the development of such properties.

Results of Operations

Four Months Ended December 31, 2001 Compared to Four Months Ended December 31, 2000

     The following discussion relates to our operating results for the four months ended December 31, 2001 and December 31, 2000.

                                                                Four Month
                                                               Period Ended
                                                               December 31,
                                                        --------------------------
                                                            2001           2000
                                                        ----------      ----------
                                                                        (unaudited)
REVENUES
      Vacation ownership sales                          $   14,659      $   20,173
      Land sales                                             6,189           6,460
      Interest income                                        5,295           4,464
      Financial income                                         475             665
      Gain on sale of notes receivable                           -           1,607
      Gain on sale of investments and other assets               -             293
      Utility operations                                       692             643
      Other                                                  1,477           1,332
                                                        ----------      ----------

               Total revenues                               28,787          35,637


COSTS AND EXPENSES
      Direct cost of:
           Vacation ownership sales                          2,451           3,952
           Land sales                                        1,040             992
      Interest expense                                       4,458           4,041
      Marketing and sales                                   14,274          15,020
      Utility operations                                       386             456
      Provision for cancellations                            3,258           2,497
      Depreciation                                             574             510

      General and administrative                                            8,591           6,583
                                                                       ----------      ----------

         Total costs and expenses                                          35,032          34,051
                                                                       ----------      ----------

(LOSS) INCOME BEFORE INCOME TAXES AND
      EXTRAORDINARY ITEM                                                   (6,245)          1,586

INCOME (TAX) BENEFIT EXPENSE                                                  (72)            327
                                                                       ----------      ----------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                                    (6,317)          1,913

      Extraordinary loss on early extinguishment
        of debt, net of income taxes of approximately $219                   (426)              -
                                                                       ----------      ----------

NET (LOSS) INCOME                                                      $   (6,743)     $    1,913
                                                                       ==========      ==========

(LOSS) INCOME PER COMMON SHARE
      Basic and Diluted:
        (Loss) income before extraordinary item                             (1.81)           0.55

        Extraordinary loss on early extinguishment
          of debt, net of income taxes of approximately $219                (0.12)              -
                                                                       ----------      ----------
        Net (loss) income                                              $    (1.93)     $     0.55
                                                                       ==========      ==========

        Weighted-average number of common and
          common share equivalents outstanding                          3,500,557       3,500,557
                                                                       ==========      ==========

Total revenues for the Company decreased 19% or $6.9 million to $28.7 million during the four-month period ended December 31, 2001 from $35.6 million during the four-month period ended December 31, 2000 primarily due to: a net decrease of $5.5 million in vacation ownership and land sales from $0.3 million in December 2001; an decrease of $1.6 million gain on sale of notes receivable during the four months ended; and, a decrease of $0.2 million in financial income to $0.5 million in the 4 months ended December 31, 2001 from $0.7 million for the four month ended December 31, 2000. This was partially offset by an increase of $0.8 million in interest income from $4.5 million in the four months ended December 31, 2000 to $5.3 million in the four months ended December 31, 2001.

     Gross sales of vacation ownership interests decreased to $14.7 million in the four months ended December 31, 2001 from $20.2 million in the four month ended December 31, 2000, a decrease of 27%.

     Gross sales of land decreased to $6.2 during the four months ended December 31, 2001 from $6.5 million in fiscal 2001 a decrease of 4.6%.

     Financial income decreased to $0.5 million from $0.7 million. The decrease was primarily due to the comparative decreased volume of sold loans.

     Interest income increased to $5.3 million from $4.5 million for the four months ended December 31, 2001, an increase of 17.8% primarily due to increased average notes receivable balances for the current period.

     Total costs and expenses for the Company increased to $35.0 million from $34.1 million for the four months ended December 31, 2001, an increase of 3%. The increase resulted primarily from an increase of $2.0, or 30.5%, in general and administrative expenses, mostly due to the recognition of higher maintenance fees expenses on developer owned vacation intervals, and as well as the inclusion of rent expense related to the sale and leaseback of the two office buildings in fiscal 2001, the expense for which was formerly reported in Interest and Depreciation expense. These increases were partially offset on a comparative basis as the fiscal 2000 expenses included reserves for the Company's guaranty of office and equipment leases related to a previously affiliated company.

     Interest expense increased $0.5 million to $4.5 million from $4.0 million, an increase of 12.5%. While the average loan balances were higher in fiscal 2001, the Company benefited from the declining interest rate market on its variable debt, net of the interest rate swaps.

     As a percentage of gross sales of vacation ownership interests and land, marketing and sales expenses related thereto increased to 68.5% during the four months ended December 31, 2001 from 56.4%. Cost of sales was 16.7% for the four months ended December 31, 2001 as compared to 18.7%. Sales prices of vacation ownership interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same for vacation ownership interests and land; accordingly, the Company generally realizes lower profit margins from sales of vacation ownership interests than from sales of land.

     Pretax loss of $6.2 million was recorded for the four months ended December 31, 2001 as compared to pretax income of 1.6 million for the four months ended December 31, 2000.

     The income tax expense for the four months ended December 31, 2001 was $72,000 as compared to the income tax benefit of $656,000 for fiscal 2001. The benefit for fiscal 2001 was primarily due to the application of net operating loss (NOL) carryforwards and changes in certain income tax liability reserves as a result of facts and circumstances determined in an ongoing review and analysis of the Company's federal income tax liability. (See Note 11 of Notes to Consolidated Financial Statements).

     Net loss applicable to common stock amounted to $6.8 million during the four months ended December 31, 2001 compared to the net income of $1.0 million during the four months ended December 31, 2000, primarily due to the foregoing reported results.

Year Ended August 31, 2001 Compared to Year Ended August 31, 2000

     Total revenues for the Company increased 12.6% or $12.3 million to $110.1 million during fiscal 2001 from $97.8 million during fiscal 2000 primarily due to: a net increase of $7.0 million in vacation ownership and land sales to $85.3 million in fiscal 2001 from $76.0 million in fiscal 2000 (vacation ownership sales increased by $6.4 million and land sales increased by $2.8 million); an increase of $2.6 million in interest income to $15.0 million in fiscal 2001 from $12.4 million in fiscal 2000; and, an increase of $1.8 million in financial income to $3.0 million in fiscal 2001 from $1.2 million in fiscal 2000. This was partially offset by a decrease of $1.7 million in gains on sale of assets and other investments from $1.9 million in fiscal 2000 to $124,000 in fiscal 2001.

     Gross sales of vacation ownership interests increased to $61.8 million in fiscal 2001 from $55.3 million in fiscal 2000, an increase of 11.6%. Net sales of vacation ownership interests increased to $54.0 million from $49.1 million, an increase of 10.0%. This increase is primarily attributable to a comparative increase in unit sales volume and also to certain price increases. The provision for cancellations represented 12.6% and 11.3%, respectively, of gross sales of vacation ownership interests for fiscal 2001 and 2000. The percentage increase in the provision for cancellations for vacation ownership interests was primarily due to an increase in the fiscal 2001 provision, as consideration was given to negative economic and industry conditions, and their potential effect on future allowance requirements, and a downward adjustment recorded during the prior fiscal year based on a review of the reserve adequacy at that time. The number of cancellations during fiscal 2001 was 968 compared to 1,048 during fiscal 2000. The number of exchanges, generally for vacation ownership interests, which are primarily made for upgrades, was 1,819 during fiscal 2001 compared to 1,955 during fiscal 2000.

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

     Gain on sale of investments and other assets of $124,000 were recorded during the fiscal 2001 compared to a gain of $1.9 million recorded during fiscal 2000. In fiscal 2001, the Company sold its two office buildings in sale/leaseback transactions and is recognizing the gain over the term of the leases. In fiscal 2000, the Company sold its golf courses and several commercial non-core land parcels in Pahrump Valley, Nevada.

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

     Total costs and expenses for the Company increased to $106.8 million for fiscal 2001 from $94.4 million for fiscal 2000, an increase of 13.1%. The increase resulted primarily from: an increase of 5.0% in direct product costs of vacation ownership interest and land sales to $14.2 million from $13.6 million, an increase of 22.7% in marketing and sales to $48.8 million from $39.8 million, and, an increase of $1.2 million, or 6.7%, in general and administrative expenses. The increase in direct costs of vacation ownership interest and land sales is generally attributable to higher net vacation ownership sales in 2001. The increase in marketing and sales expenses is due primarily to the higher gross sales, new sales offices and general marketing increases related to a competitive sales environment. The increase in general and administrative expenses is due primarily to the increase in recording and filing fees, escrow costs and credit card costs due to increase in volume, and the inclusion of rent expense related to the sale and leaseback of the two office buildings in fiscal 2001, the expense for which was formerly reported in Interest and Depreciation expense. These increases were partially offset on a comparative basis as the fiscal 2000 expenses included reserves for the Company's guaranty of office and equipment leases related to a previously affiliated company.

     Interest expense decreased $254,000 to $12.2 million from $12.5 million, a decrease of 2.0%. While the average loan balances were higher in fiscal 2001, the Company benefited from the declining interest rate market on its variable debt, net of the interest rate swaps.

     As a percentage of gross sales of vacation ownership interests and land, marketing and sales expenses related thereto increased to 57.2% in fiscal 2001 from 52.3% in fiscal 2000. Cost of sales was 16.7% in fiscal 2001 and 17.8% in fiscal 2000. Sales prices of vacation ownership interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same for vacation ownership interests and land; accordingly, the Company generally realizes lower profit margins from sales of vacation ownership interests than from sales of land.

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

Year Ended August 31, 2000 Compared to Year Ended August 31, 1999

     Total revenues for the Company increased 22.1% or $17.7 million to $97.8 million during fiscal 2000 from $80.1 million during fiscal 1999 primarily due to: a net increase of $13.1 million in vacation ownership and land sales to $76.0 million in fiscal 2000 from $62.9 million in fiscal 1999 (vacation ownership sales increased by $9.5 million and land sales increased by $3.7 million); an increase in interest income to $12.4 million in fiscal 2000 from $9.3 million in fiscal 1999; and, a higher gain on sale of notes receivable and sale of investments and other assets.

     Gross sales of vacation ownership interests increased to $55.3 million in fiscal 2000 from $45.8 million in fiscal 1999, an increase of 20.7%. Net sales of vacation ownership interests increased to $49.1 million from $41.2 million, an increase of 18.9%. This increase is primarily attributable to a favorable mix as a comparatively greater number of the high-priced units were sold during fiscal 2000, and also to certain price increases. The provision for cancellations represented 11.3% and 10.0%, respectively, of gross sales of vacation ownership interests for fiscal 2000 and 1999. The percentage increase in the provision for cancellations for vacation ownership interests was primarily due to a larger downward adjustment recorded during the prior fiscal year based on a review of the reserve adequacy at that time and cancellation experience during fiscal 2000. The number of cancellations during fiscal 2000 was 1,048 compared to 875 during fiscal 1999. The number of exchanges, generally for vacation ownership interests, which are primarily made for upgrades, was 1,955 during fiscal 2000 compared to 2,757 during fiscal 1999.

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

     Total costs and expenses for the Company increased to $94.3 million for fiscal 2000 from $79.9 million for fiscal 1999, an increase of 18.0%. The increase resulted primarily from: an increase in direct product costs of vacation ownership interest sales and land sales to $13.5 million from $11.2 million, an increase of 20.5%; an increase in marketing and sales to $39.8 million from $35.3 million, an increase of 12.7%; an increase in interest expense to $12.5 million from $9.3 million, an increase of 34.5%; and, an increase of $3.4 million, or 23.8%, in general and administrative expenses. The increase in direct costs of vacation ownership sales is directly attributable to higher vacation ownership sales in 2000 and to the higher costs to develop new vacation ownership inventory. The increase in marketing and sales expenses is due primarily to the higher gross sales; however, as noted below, the increase in dollars was accompanied by a related lower percentage of marketing and sales expenses. The increase in interest expense is due to the increase in the average outstanding balance of notes and contracts payable. The increase in general and administrative expenses is due primarily to: increased sales volume; the increase in escrow costs related to the increased sales volume; a net increase in maintenance fees paid to Owner Associations by LHC; an increase in executive incentive plan compensation, which is directly related to the pretax income increase; the full resumption of payment of Directors' fees; and, reserves for the Company's guaranty of office and equipment leases related to a previously affiliated company.

     As a percentage of gross sales of vacation ownership interests and land, marketing and sales expenses related thereto decreased to 52.3% in fiscal 2000 from 56.1% in fiscal 1999. Cost of sales was 17.8% in fiscal 2000 and 17.9% in fiscal 1999. Sales prices of vacation ownership interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for vacation ownership interests and land; accordingly, the Company generally realizes lower profit margins from sales of vacation ownership interests than from sales of land. Subsequent to the first quarter of fiscal 1999, the Company restructured its marketing and sales programs, which restructuring included the closing of unprofitable sales locations, the elimination of certain marketing programs and the layoff of related personnel.

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

Liquidity and Capital Resources

     The following discussion relates to our financial position at December 31, 2001 and the results of our operations for the four month period then ended. In January, 2002, the Company's new management adopted a business plan contemplating, among other things, the substantial expansion of our vacation resort business, and the initiation and acquisition of businesses that complement our vacation resort business. See "Business - Recent Events" for a discussion of the elements of our business plan. This change in our business model, as well as the risks and uncertainties inherent in our historical business, are expected to cause our results of operations and the components thereof to change materially in the future. In addition, we will require substantial additional capital in the near term to implement certain elements of our business plan, including the acquisition of the three properties from Raintree and other businesses. There is no assurance that we will be able to raise the necessary capital in a timely manner on terms acceptable to us. Any failure to raise the necessary capital may have a material adverse effect on our operations and financial results.

     Cash and cash equivalents for the Company were $1.7 million as of December 31, 2001 compared to $1.9 million as of August 31, 2001. The fluctuation in this account is primarily due to the timing of the Company's fundings, which occur in the normal course of business and the increase in restricted cash required by lenders as loans were sold.

     The Company's cash requirements arise from the acquisition of vacation ownership properties and land, payments of operating expenses, payments of principal and interest on debt obligations, payments of marketing and sales expenses in connection with sales of vacation ownership interests and land. Marketing and sales expenses payable by LHC in connection with sales of vacation ownership interests and land typically exceed the down payments received at the time of sale; as a result, such sales generate significant cash shortfalls. The cash shortfalls and other cash requirements are funded primarily through advances under the Company's lines of credit, sales of receivables and cash flow from operations. The lines of credit historically have been issued to LHC with the guarantee of the Company.

     At December 31, 2001, the Company had the following commitments for material capital expenditures:

     158 Ida Street, Las Vegas, Nevada                 $1.5 million

     Subsequent to December 31, 2001, the company purchased property in Las Vegas located at 158 Ida for a purchase price of approximately 1.5 million. The company plans to use this property as part of the expansion, tear-down and rebuild, of the Las Vegas Resorts.

     As of December 31, 2001, LHC had a maximum borrowing capacity of $162.0 million under its lines of credit with various institutional lenders for the financing of receivables in connection with sales of vacation ownership interests and land and the acquisition of vacation ownership properties and land. These lines of credit bear interest at variable rates above the prime rate and 90-day London Interbank Offering Rate (LIBOR) and are secured by vacation ownership and land receivables and inventory. As of December 31, 2001, an aggregate of $121.4 million was outstanding under such lines of credit, and $40.6 million was available for borrowing (subject to the availability of qualified collateral). Under the terms of these lines of credit, LHC may, depending upon the terms and conditions of the respective line of credit, borrow 65% to 85% of the amount of the pledged vacation ownership and land receivables. The Company and its subsidiary, LHC, are required to comply with certain covenants under these agreements, which, among other things, require the Company and LHC to meet certain minimum tangible net worth requirements.

     The most stringent of such requirements provides that LHC maintains a minimum tangible net worth of $27.5 million as of December 31, 2001. LHC's tangible net worth was $38.0 million. The table below sets forth certain information with respect to these lines of credit as of December 31, 2001:

(thousands of dollars)

                          Outstanding
                            Balance           Maximum            Revolving
     Lender            December 31, 2001      Amounts       Expiration Date (a)    Maturity Date (a)         Interest Rate
     ------            -----------------    ------------  -----------------------  -----------------    -----------------------
Finova                 $          59,479    $     65,000  (b)  February 28, 2002   Various              Prime +  2.0 - 2.25%
Textron                           28,314          35,000  (c)  December 1, 2002    Various              Prime +  2.0 - 3%
GE Capital                        28,694          40,000  (d)  April 30, 2003      Various              Libor +  4.0 - 4.25%
HSBC                                 179           5,000  (e)  February 4, 2002    February 6, 2006     Prime +  1.0%
Capital Source                     3,491          15,000  (f)  August 8, 2004      August 8, 2004       Prime +  2.5%
Textron                            1,223           1,972  (g)  N/A                 July 31, 2003        Prime + 2.25%
                       -----------------    ------------
                       $         121,380    $    161,972
                       =================    ============

     (a) As it has typically done in the past, management expects to extend the Revolving Expiration Date and Maturity Date on similar terms. When the Revolving Expiration Date expires as shown, the loans convert to term loans with maturities as stated or extended.

     (b) Covenants includes LHC's requirement to maintain a minimum tangible net worth of $25 million; LHC's requirement not to exceed a ratio of 4:1 of consolidated total liabilities to consolidated tangible net worth; LHC's requirement to maintain a minimum net processed sales for each fiscal quarter, and LHC's requirement to maintain a maximum percentage of costs and expenses for marketing and sales and general and administrative expenses relating to net processed sales for each rolling 12-month period. The maximum percentage related to costs and expenses referred to above has been exceeded in the last three quarters. This does not constitute an Event of Default under this loan agreement, or this line of credit; however, it gives the lender the option to suspend advances to LHC under this line of credit. The lender has not elected to exercise this option, has continued to make regular advances and has informed LHC verbally that it intends to continue such advances. As of December 31, 2001, $58.0 million of loans secured by receivables were outstanding related to financings at prime plus 2%, of which $26.9 million of loans secured by land receivables mature May 15, 2010 and $31.1 million of loans secured by vacation ownership receivables mature May 15, 2007. The outstanding borrowing amount includes a real estate loan with an outstanding balance of $523,000 maturing December 31, 2001, bearing interest at prime plus 2.25%. The remaining Acquisition and Development (A&D) loans, receivables loans and a resort lobby loan outstanding of $1.5 million are at prime plus 2% and mature

     (c) Covenants include LHC's requirement to maintain a minimum tangible net worth of $25 million during the life of the loan. These credit lines include available financing for A&D and receivables. As of December 31, 2001, $4.17 million was outstanding under the A&D loan, which matures on February 28, 2004, and $18.9 million was outstanding under the receivables loan, which matures on June 30, 2004. There also are two working capital loans: $2.3 million at prime plus 3% which expires December 31, 2001, and $2.9 million at prime plus 2%, which expires April 1, 2005, and is secured by inventory.

     (d) Covenants include LHC's requirement to maintain a minimum tangible net worth of $25 million. These credit lines include available financings for A&D and receivables. At December 31, 2001, $2.6 million was outstanding under the A&D loans, which have a maturity date of April 30, 2003 and bear interest at the 90-day LIBOR plus 4%. The available receivable financings, of which $2.6 million was outstanding at December 31, 2001, are at 90-day LIBOR plus 4% and have a maturity date of March 30, 2006.

     (e) Covenants include LHC's requirement to maintain a minimum tangible net worth of $20 million. This is a receivables line, which bears interest at prime plus 1% and matures on February 4, 2002.

     (f) Covenants include LHC's requirement to maintain a minimum tangible net worth of $27.5 million. This is a receivables line, which bears interest at prime plus 2.5% and matures on August 8, 2004.

     (g) Covenants include LHC's requirement to maintain a minimum tangible net worth of $25 million.

          A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below:


                                                            Four Months
                                                               Ended
        (thousands of dollars)                              December 31,             For the Fiscal Years ended August 31,
                                                           --------------    -----------------------------------------------------
                                                                2001              2001              2000               1999
                                                           --------------    --------------   ----------------   -----------------
        Marketing and selling expenses attributable
           to recognized and unrecognized sales            $       14,530    $       46,514   $         40,717   $          35,856
        Less:  Down payments                                       (3,770)          (13,486)           (12,280)            (12,452)
                                                           --------------    --------------   ----------------   -----------------

        Cash Shortfall                                     $       10,760    $       33,028   $         28,437   $          23,404
                                                           ==============    ==============   ================   =================


          The Company sells notes receivable subject to recourse provisions as contained in each agreement. The Company is obligated under these agreements to replace or repurchase accounts that are over 60 to 90 days delinquent or are otherwise subject to replacement or repurchase, in either cash or receivables at the option of the purchaser. At December 31, 2001, August 31, 2001 and 2000, LHC was contingently liable to replace or repurchase notes receivable sold with recourse totaling $51.0 million, $56.8 million and, $59.6 million respectively. The undiscounted amounts of the recourse obligations on such notes receivable were $3.6 million, $4.0 million, and $4.5 million at December 31, 2001, August 31, 2001 and at August 31, 2000, respectively. Management continually reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

     Financial Condition

          The Company provides allowance for cancellations in amounts which, in the Company's judgment, will be adequate to absorb losses on notes receivable that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio, which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, defaults, collateral values, current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. Changes in the aggregate of the allowance for cancellations, excluding discounts, and the reserve for notes receivable sold with recourse for the four months ended December 31, 2001 and for fiscal years ended August 31, 2001, 2000 and 1999, consisted of the following:

                                                            Four Months
                                                               ended
     (thousands of dollars)                                 December 31,             For the Fiscal Years Ended August 31,
                                                           --------------    -----------------------------------------------------
                                                                2001              2001              2000               1999
                                                           --------------    --------------   -----------------  -----------------
Balance at beginning of period                             $       18,705    $       16,860   $          18,149  $          18,488

     Provision for cancellations                                    3,258             9,647               7,354              5,626
     Amounts charged to allowance for
     cancellations and reserve for notes
     receivable sold with recourse                                 (3,493)           (7,802)             (8,643)            (5,965)
                                                           --------------    --------------   -----------------  -----------------

Balance at end of period                                   $       18,470    $       18,705   $          16,860  $          18,149
                                                           ==============    ==============   =================  =================

          The allowance for cancellations and the reserve for notes receivable sold with recourse consisted of the following:

                                                                                            Four Months Ended
(thousands of dollars)                                      December 31,                        August 31,
                                                            ------------          -----------------------------------------------
                                                                2001                  2001             2000              1999
                                                            ------------          -----------------------------------------------
Allowance for cancellations, excluding discounts            $     14,910          $     14,707    $      12,827      $     13,987
Reserve for notes receivable sold with recourse                    3,560                 3,998            4,033             4,162
                                                            ------------          ------------    -------------      ------------

          Total                                             $     18,470          $     18,705    $      16,860      $     18,149
                                                            ============          ============    =============      ============

          The combined allowance for cancellations and reserve for notes receivable sold with recourse as a percentage of total owned and sold notes receivable was 9.6% as of December 31, 2001 compared to 10.8% as of August 31, 2001.

     December 31, 2001 Compared to August 31, 2001

          Cash and cash equivalents was $1.7 million at December 31, 2001 and $1.9 million at August 31, 2001 due to timing differences.

          Notes receivable, net, increased 4.0% to $109.3 million during December 31, 2001 from $105.1 million at August 31, 2001 as a result of the increased fourth quarter fiscal 2001 sales, net of notes receivable sold, during that period.

          Retained interest in receivables sold increased 2.4% to $3.6 million at December 31, 2001 from $3.6 million at August 31, 2001.

          Land and improvements inventory and vacation ownership interests held for sale decreased 3.1% to $20.6 million at December 31, 2001 from $21.7 million at August 31, 2001. This decrease is a result of decreased sales during the four-month period ended December 31, 2001 offset by inventory acquisitions.

          Notes and contracts payable increased 9.4% to $131.5 million at December 31, 2001 from $120.2 million at August 31, 2001. Net borrowings related to financing customer receivables increased by $28.8 million, which was partially offset by net paydowns on other debt of $17.5 million.

          Deferred income taxes decreased 12% to $1.4 million at December 31, 2001 from $1.6 million at August 31, 2001, due to the changes in certain income tax liability reserves as a result of facts and circumstances determined in an ongoing review and analysis of the Company's federal income tax liability, and the income tax effect on the unrealized depreciation on interest rate swaps.

          Stockholders' equity decreased to $21.3 million at December 31, 2001 from $28.2 million at August 31, 2001 as a result of net loss of $6.8 million during the four months ended December 31, 2001, partially offset by a net increase in accumulated other comprehensive loss of $92,000, reflecting interest rate swap transactions.

     August 31, 2001 Compared to August 31, 2000

          Cash and cash equivalents was $1.9 million at August 31, 2001 and $1.1 million at August 31, 2000.

          Notes receivable, net, increased 26.3% to $105.1 million at August 31, 2001 from $83.2 million at August 31, 1999 as a result of the increased fiscal 2001 sales, net of notes receivable sold during fiscal 2001.

          Retained interests in receivables sold increased 33.3% to $3.6 million at August 31, 2001 from $2.7 million at August 31, 2000.

          Land and improvements inventory and vacation ownership interests held for sale decreased 22.3% to $21.3 million at August 31, 2001 from $27.4 million at August 31, 2000. This decrease is directly related to the increase in sales in fiscal 2001.

          Notes and contracts payable increased 10.2% to $120.2 million at August 31, 2001 from $109.1 million at August 31, 2000. Net borrowings related to financing customer receivables increased by $9.6 million, which was partially offset by net paydowns on other debt of $2.9 million.

          Reserve for notes receivable sold with recourse were $4.0 and $4.0 respectively at August 31, 2001 and 2000. The majority of notes receivable sold during the fiscal year were land receivables, which typically require a lower reserve. The loans previously sold prior to fiscal 2001 continue to amortize, which correspondingly lowers the required reserve.

     Deferred income taxes decreased to $1.6 million at August 31, 2001 from $3.0 million, due to the changes in certain income tax liability reserves as a result of facts and circumstances determined in an ongoing review and analysis of the Company's federal income tax liability.

     Stockholders' equity decreased to $28.2 million at August 31, 2001 from $25.8 million at August 31, 2000 as a result of net income of $3.9 million during fiscal 2001.

Recent Accounting Standards

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

     New accounting rules or statements may affect the income and earnings of the Company from time to time.

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

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. Such information includes fair values of the market risk sensitive instruments and contract terms sufficient to determine future cash flows from those instruments, categorized by expected maturity dates:

                                                                      Expected Maturity Date as of December
                                            ----------------------------------------------------------------------------------------
(thousands of dollars)                                                                                 There-                Fair
                                               2002        2003       2004        2005       2006      after      Total      Value
                                            ----------   --------   -------     --------   --------  ---------  --------- ----------
Assets:
Notes receivable (a)
      Fixed rate                            $  8,550     $  9,960   $11,150     $ 12,740   $ 14,560  $  52,580  $ 109,348  $ 109,348
          Average interest rate                13.40%       13.40%    13.40%       13.40%     13.40%     13.40%
Retained interests in receivables
          sold (b)
      Fixed rate                            $    252     $    288   $   327     $    353   $    464  $     328  $   2,012  $   2,012
          Average interest rate                13.53%       13.55%    13.59%       13.64%     13.74%     13.89%
      Variable rate                         $    200     $    227   $   257     $    290   $    329  $     373  $   1,676  $   1,343
          Average interest rate                12.55%       12.55%    12.56%       12.58%     12.62%     12.74%

Liabilities:
Notes and contracts payable (c)
      Fixed rate                            $    550     $    140   $   245     $    109   $     75             $   1,119  $   1,119
          Average interest rate                11.79%       11.79%    11.79%       11.79%     11.79%
      Variable rate                         $  3,839     $  1,223   $13,814     $ 15,678   $ 28,872  $  58,012  $ 121,438  $ 121,438
          Average interest rate                10.27%        7.00%     7.00%        8.04%      6.10%     10.00%
Subordinated debt (d)
      Fixed rate                            $   4,211                                                           $   4,211  $  4,211
          Average interest rate                 10.00%
Interest rate swap (e)                                                          $ (2,043)  $   (207)            $  (2,251) $ (2,251)
      Fixed rate                                                                   10.94%      5.34%

(a) The fair value was estimated by discounting future cash flows of the outstanding notes receivable, net of the allowance for cancellation.

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

Item 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the Company and its subsidiaries are included herewith:

                                                                      Page
                                                                      ----

Report of Independent Certified Public Accountants                     F-2
Independent Auditors' Report                                           F-3
Consolidated Balance Sheets                                            F-4
Consolidated Statements of Operations                                  F-5
Consolidated Statements of Stockholders' Equity                        F-6
Consolidated Statements of Cash Flows                                  F-7
Notes to Consolidated Financial Statements                             F-8

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     On August 21, 2001, the Company changed its public accounting firm from Deloitte & Touche LLP to Ernst & Young LLP.

                                    PART III

Item 10.  Directors and Executive Officers of the Company as of January 18, 2002

     The following table sets forth certain information with respect to the directors and executive officers of the Company.

       Name                        Age              Position (of Company unless otherwise noted)
----------------------------     --------     ------------------------------------------------------
Floyd W. Kephart                    59         Chairman of the Board, Chief Executive Officer and
                                                 President
Spencer I. Browne                   52         Director
Michael H. Greco                    51         Director
James D. Locke                      57         Director
Ross Mangano                        55         Director
Thomas G. Palmer                    63         Director
Edward J. Wegel                     44         Vice Chairman of the Board of Directors
Gregg A. McMurtrie                  46         President of Leisure Homes Corporation
Jon A. Joseph                       55         Senior Vice President and General Counsel
Carol W. Sullivan                   53         Senior Vice President and Chief Financial Officer,
                                                 LHC
Robert S. Understein                60         Senior Vice President and Chief Financial Officer
Michelle K. Decker                  44         Senior Vice President and Director of Technology
Kella K. Brown                      53         Director of Communications
Angela Jester                       34         Senior Vice President and Director of Human
                                                 Resources
Diane Steenman                      55         President of Leisure Services Corporation

     Floyd W. Kephart has been Chief Executive Officer and President of the Company since December 13, 2001 and a partner in Union Square Partners since October 1, 2000. He resigned from Union Square Partners on January 17, 2002. Mr. Kephart has served as Chairman of the Board of Directors of Solutions America since its inception in July 1999. Mr. Kephart has served on several corporate boards and on the Securities and Exchange Commission's Advisory Commission on Small Capital Formation. He has been a frequent speaker on issues relating to future trends in business and government. Mr. Kephart has held several government positions and has served as a policy consultant to three presidential administrations. As a consultant to business, he has worked with over 30 Fortune 150 clients, including General Motors, Sony Pictures Entertainment, Procter & Gamble, Chrysler, ABC, NBC and Columbia/HCA, and has provided media training or advice on corporate strategy to more than 100 corporate executives and celebrities. Mr. Kephart has served as Chairman and Chief Executive Officer of Artists & Entertainment, Inc. since 1987. Mr. Kephart also served as Chairman of the Board of Directors of SCA, Inc. from January 1997 to May 1999. Artists & Entertainment, Inc. was a shareholder in SCA, Inc. The other shareholders of SCA, Inc. deadlocked over the operation of the corporation and decided to put the corporation into bankruptcy. As chairman, Mr. Kephart oversaw the termination of all directors, officers and employees of SCA, Inc. and filed for protection under Chapter 11 of the Bankruptcy Act. He was then replaced by a trustee who oversaw the completion of the bankruptcy proceedings.

     Spencer I. Browne was the founder and has been a principal of Strategic Asset Management, LLC since 1996. Strategic Asset Management, LLC assists small and medium-size companies to access the capital markets and provides initial and mezzanine capital through direct investment in debt and equity securities. From 1988 to 1996, Mr. Browne was President and Chief Executive Officer of Asset Investors Corporation, a mortgage real estate investment trust, and form 1989 to 1996 he was also President and Chief Operating Officer, and from 1990 a director, of MDC Holdings, Inc., among the nation's largest homebuilding and mortgage origination Companies. From 1996 to 1999, Mr. Browne was a director of Mego Mortgage Corporation, a former subsidiary of the Company.

     Mr. Browne received his Bachelor of Science degree from the Wharton School at the University of Pennsylvania and his law degree from Villanova University. Mr. Browne serves as a director of Annally Mortgage Management, Inc. and Internet Commerce Corporation.

     Michael H. Greco has been the Chief Executive Officer of MortgageRamp.com since 2000. MortgageRamp.com is a fully integrated, Web-based, end-to-end commercial real estate financing company. From 1999 to 2000, he was President and Chief Executive Officer of Lake Norman Capital Advisors LLC, a full-service advisory company serving the collateralized mortgage-backed securities industry. From 1998 to 1999, he was Chief Executive Officer of WMF Funding, a division of WMF Group, Ltd. From 1994 to 1998, he was a managing director of First Union National Bank, and from 1992 to 1994, he was a Senior Vice President of Donaldson, Lufkin & Jenrette. He is a graduate of Georgia State University with a B.S. in Urban Planning.

     James D. Locke has been a partner of Union Square Partners since February 2000. Union Square Partners is a boutique investment banking firm with an emphasis on financial services and restructurings. From 1990 to 2000, Mr. Locke was employed by Friedman, Billings, Ramsey & Co., where he became a partner in 1997 and was the co-head of the real estate group. Mr. Locke received a Bachelor of Science in Economics from the University of Illinois and a Master of City and Regional Planning from the University of North Carolina. In 1999, he graduated from the Advanced Management Program at the Harvard Business School.

     Ross Mangano has been the President and a Director of Oliver Estate Management, Inc., a management company specializing in investments in public and private companies, since 1971. He is the chairman of Cerprobe Corporation and serves as a director of Blue Chip Casino, Inc., Orchard Software Corporation, U.S. RealTel Inc. and Biosante Pharmaceuticals, Inc.

     Thomas G. Palmer has been a principal and Managing Director of the Hanover Company from its inception in 1997. The Hanover Company is a private merchant bank formed to identify, acquire and fund financial assets and operating companies on behalf of investment funds and to perform financial advisory and consulting services. From 1991 to 1997, Mr. Palmer was the President and Chief Operating Officer of Parrish Partnerships, a global merchant banking organization which functioned as at the general partner of an investment limited partnership consisting of the Hillman Company and the Travelers Companies.
Prior to that, he spent 18 years as a senior executive of Manufacturers Hanover Corporation. He has a B.B.A. degree with a major in marketing and a minor in finance from Gonzaga University and an MBA degree from Rutgers University graduate school of business.

     Edward J. Wegel has been the Managing Partner of Aviation Capital Partners. From 1997 to 1999, he was the President and Chief Executive Officer and a member of the board of directors of US Airways Express. From 1995 to 1996, he was President, Chief Executive Officer and a member of the board of directors of BWIA International Airways in Trinidad. Mr. Wegel has a B.S. in Engineering from the United States Military Academy and an MBA in finance from the University of Colorado.

     Jon A. Joseph, Senior Vice President, General Counsel and Secretary, has been with the Company since June 1995. Mr. Joseph was Executive Vice President of Valley Bank of Nevada from 1984 to 1991. In 1992, Valley Bank of Nevada was acquired by Bank of America. Mr. Joseph remained with the legal department of Bank of America until June 1, 1995, when he joined the Company.

     Carol W. Sullivan, Senior Vice President and Chief Financial Officer of PEC, has been with the Company since January 8, 2001. Ms. Sullivan served as Senior Vice President - Mortgage Portfolio for Sunterra Corporation from June 1998 to June 2000 and was appointed Treasurer in January 2000. Prior to that, she was a consultant in the vacation ownership industry form 1988 to 1998, providing financial consulting and advisory services to lenders and developers. Ms. Sullivan was Vice President - Real Estate Receivables Lending from 1980 to 1985 and Vice President - Real Estate Lending and Development from 1985 to 1988 of Finova Financial Corporation

     Gregg A. McMurtrie was named Executive Vice President and Chief Operating Officer of PEC in November 1998. Mr. McMurtrie joined the staff of PEC in August 1982. He has served as Vice President of PEC since August 1991. From August 1982 to July 1987, Mr. McMurtrie served in various capacities in the credit, internal auditing, marketing, customer relations, sales and executive departments. He was General Manager, Colorado Land Sales, from September 1987 to February 1989. From September 1989 to November 1998, Mr. McMurtrie served as Director of Sales Administration.

     Robert S. Understein has joined the company as the Chief Financial Officer. Mr. Understein has served as the Chief Financial Officer of several companies including ITHub, ThoughtBank and CyberCFO during the past two years. Mr. Understein has an extensive background in mortgage banking, the hospitality industry, international corporate operations and investment banking. Prior to serving as the Chief Financial Officer of these e-commerce companies, he was a partner in Understein & Associates, an investment and business consulting practice. Mr. Understein has also served as the Managing Director of Trading Worldwide LLC, a multinational investment corporation (1994-1998), Commercial Mortgage Banking (1989-1994), and the Managing Partner of Understein and Associates, a CPA firm representing high income, high net worth individuals concentrating on financial and tax planning. Mr. Understein holds a Bachelors of Science Degree in Commerce from the University of Virginia (where he serves on the Business School Advisory Board) and Juris Doctorate from American University, Washington College of Law.

     Michelle Decker joined the Company as Senior Vice President and Chief Technology Officer. Ms. Decker has been the Chief Technology Officer for Twenty-First Century Financial Systems, Inc. from September 2000 until joining the Company. From 1998 to 2000, Ms. Decker was the Chief Technology Officer for Expedia and Travelscape.com. From 1988-1998, Ms. Decker held several management positions within Carlson Marketing Group in information technology and business operations. During this time, Ms. Decker provided management and hands-on consultative support to all international operations responsible for all aspects of systems strategy, systems architecture and the related systems infrastructure. Primary operating locations included Canada, Australia, New Zealand, Brazil, Europe and Japan, totaling twelve offices. From 1984 to 1988, she was with Deloitte & Touche. Ms. Decker holds a Bachelors degree in Accounting and computer Science from Slippery Rock State University and an MBA in Accounting and Finance from Youngstown State University.

     Kella Brown brings over 15 years of achievement in general management to the Office of Communications. Prior to joining the Company, Ms. Brown was President of Top Tier Consultants, a management consulting and leadership development services company. From 1999 to 2000, Ms. Brown was Director of Administration for the Corporation for Solar Technology and Renewable Resources. Ms. Brown also was Assistant General Manager for Wachenhut Services, Inc., from 1987 to 1995. She received a B.S. from the University of Kentucky and an M.B.A. from the University of Utah.

     Angela Jester was named Senior Vice President for Human Resources of the Company in April 2002. She is certified as a Senior Professional in Human Resources (SPHR), and is a program chairperson of the Society of Human Resources Management. Ms. Jester has been the recipient of the Nevada Human Resource Association's Quarterly Super Star Award, and has been invited to speak before the Southern Nevada Society of CPAs. As Vice President for Human Resources of TRIRIGA, in Las Vegas, she was instrumental in the company's winning the eStart-Up Company of the Year award. Until April 2002, she was Director of Human Resources for Texas Station Hotel and Casino in Las Vegas, Nevada.

     Diane Steenman joined the Company in March 2002 as President of Leisure Services. She has over 25 years of experience in the travel, hospitality, call center and vacation ownership industries. Most recently she was Chief Operating Officer of Lowestfare.com. Prior to that she was Vice President of Central Reservations for Universal, Orlando (1998 - 2000). In that position she managed 9 lines of business including theme park sales, hotel and restaurant reservation services and Universal wholesale tour operation. Ms. Steenman served as Vice President Marketing Systems for Sunterra Resorts (1997-1998), and was the Vice President of Travel Services for RCI (1993 - 1997). She served and Vice President and General Manager of US Travel and was President of Banc One Travel (1990 - 1993). She has her Bachelor of Arts from the University of California, Berkeley and graduated with honors.

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

                                                                                                                  Long-Term
                                                                                                         ---------------------------
                                                                                                             Compensation Awards
                                                                 Annual Compensation
                                              ---------------------------------------------------------  Number of
                                                 Fiscal                                    Other Annual   Options       All Other
         Name and Principal Position              Year        Salary        Bonus(a)       Compensation   Granted    Compensation(b)
---------------------------------------------------------   ----------      ---------      ------------  ---------   ---------------
Robert E. Nederlander,
    Chairman of the Board and                        1999   $   65,424 (c)  $       -      $      5,901        833   $             -
    Chief Executive Officer                          2000       30,769 (c)          -                 -          -                 -
                                                     2001      100,000 (c)        962                 -          -                 -
                 September 1 through December 31     2001       30,769            962                 -          -                 -

Jerome J. Cohen,
    President, MFC                                   1999   $  300,002      $   5,769      $      9,800      2,083   $         2,400
    Chairman of the Board, Chief Executive           2000      300,002         92,667                 -          -                 -
    Officer and President, PEC                       2001      298,848         92,667 (a)             -          -                 -
                 September 1 through December 31     2001       91,154              -                 -          -                 -

Herbert B. Hirsch
    Senior Vice President, Chief Financial           1999   $  200,000      $   3,486      $      2,335      1,666   $         2,809
    Officer and Treasurer, MFC                       2000      200,000         37,067                 -          -                 -
    Senior Vice President and Chief                  2001       61,539         37,067 (a)             -          -                 -
    Financial Officer, PEC (to January 7, 2001)
                 September 1 through December 31     2001       15,385              -                 -          -                 -

Jon A. Joseph
    General Counsel and Secretary, MFC               1999   $  200,000      $   1,923      $     24,000          -   $         2,838
    Senior Vice President, PEC                       2000      200,000         25,000            24,000          -                 -
                                                     2001      200,000         30,000 (a)        24,000          -                 -
                 September 1 through December 31     2001       61,538              -             7,385          -                 -

Carol W. Sullivan
    Senior Vice President and                        2001   $  187,692      $       - (a)  $          -          -   $             -
    Chief Financial Officer, PEC
    (commencing January 8, 2001)
                 September 1 through December 31     2001   $   61,538              -                 -          -                 -

Gregg A. McMurtrie
    Executive Vice President                         1999   $  142,462      $   5,885      $      3,910        833   $         2,172
    and Chief Operating Officer, PEC                 2000      150,000         25,000             2,127          -                 -
                                                     2001      150,000         25,000 (a)         1,949          -                 -
                 September 1 through December 31     2001   $   46,154              -               497          -                 -

(a) Incentive compensation is included in the fiscal year it is earned with respect to contractual arrangements. The Executive Incentive Compensation Plan has been terminated.

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

Option Grants in Last Fiscal Year

     There were no grants of stock options during the year ended August 31, 2001.

Aggregated Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 2001. No stock options were exercised by the Named Executive Officers during the four months ended December 31, 2001. See "Stock Option Plan" below in this section.

                                          Number of Unexercised                           Value of Unexercised In-the-Money
                                             Options Held at                                       Options Held at
                                             August 31, 2001                                    December 31, 2001 (1)
----------------------     --------------------------------------------------    --------------------------------------------------
         Name                    Exercisable               Unexercisable               Exercisable               Unexercisable
----------------------     -----------------------    -----------------------    -----------------------    -----------------------
Robert Nederlander                  1,582                      1,334                       $    -                     $    -
Jerome J. Cohen                     2,082                      2,084                       $    -                     $    -
Herbert B. Hirsch                   1,165                      1,334                       $    -                     $    -
Jon A. Joseph                       3,000                      2,000                       $    -                     $    -
Carol W. Sullivan                       -                          -                       $    -                     $    -
Gregg A. McMurtrie                  1,332                        833                       $    -                     $    -

(1) The closing sales price of the Company's Common Stock as reported on the Nasdaq National Market on December 31, 2001 was $4.90. The exercise price as of December 31, 2001 was $6.00 per share; therefore, the value of the unexercised options at December 31, 2001 was zero.

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

     Mr. Cohen's employment agreement was terminated according to its terms on January 18, 2002.

     The Company has entered into an employment agreement which renews annually unless either party gives notice of termination, with Jon A. Joseph. The current expiration date of the agreement is December 31, 2003. The agreement provides for an annual base salary of $224,000. In the event of a change in control of ownership of the Company, as defined in the agreement, Mr. Joseph would receive a separation payment of $200,000.

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

     The Company entered into an employment agreement with Floyd W. Kephart on February 1, 2002 which expires January 31, 2005 subject to a two-year extension if the Company and Mr. Kephart so agree. The agreement calls for a base salary of $360,000 per annum. In addition to any Company Stock Options that may be granted to Mr. Kephart pursuant to the Company's Stock Option Plan, on January 31st of each year of the employment agreement, the Company shall grant Options to Mr. Kephart equal to the Company's then issued common stock, determined on a fully diluted basis, times one percent (1%). No Options shall be granted unless, as of December 31/st/ of the year immediately prior to a respective grant, the Company has a net profit.

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

     The Stock Option Committee of the Company's Board of Directors administers and interprets the Plan and is authorized, in its discretion, to grant options thereunder to all eligible employees of the Company, including officers and directors of the Company. The Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and nonstatutory stock options. Options can be granted under the Plan on such terms and at such prices as determined by the Board, or a committee thereof, except that the per share exercise price of options may not be less than 80% of the fair market value of the common stock on the date of grant, and, in the case of an incentive stock option, the per share exercise price may not be less than 100% of such fair market value. In the case of incentive stock options granted to a 10% shareholder, the per share exercise price may not be less than 110% of the fair market value of the common stock on the date of grant and shall expire five years from the date of grant. The aggregate fair market value of the shares covered by incentive stock options granted under the Plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit. There are currently 26 individuals, including both officers and directors that have been granted options.

     Options granted under the Plan are exercisable after the period or periods specified in the option agreement. Options granted under the Plan are not exercisable after the expiration of ten years from the date of grant (except five years in the case of incentive stock options granted to 10% shareholders) and are not transferable other than by will or by the laws of descent and distribution.

     In September 1997, an additional 58,083 incentive stock options were granted under the Plan to employees at fair market value. On September 23, 1998, an additional 18,500 incentive stock options were granted under the Plan. An aggregate of 48,570 options were outstanding as of December 31, 2001 under the Plan.

     The Company intends to adopt a new Stock Option Plan in 2002 subject to the approval of the Company's shareholders.

Compensation Committee Interlocks and Insider Participation

     The Board of Directors has a Compensation Committee consisting of Messrs Locke, Greco and Palmer. The Committee has the responsibility for all salary and benefits administration.

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

     The Executive Compensation Incentive Plan was terminated on January 18,
2002.

Split-Dollar Insurance Plan

     On April 5, 1995, the Board of Directors of the Company established a split-dollar life insurance plan (Split-Dollar Plan) pursuant to which the Company paid the premiums for certain "second to die" life insurance policies on the lives of Messrs. Nederlander, Cohen, and Hirsch, former executive officers and Directors of the Company and their respective spouses for a period not to exceed five years, at an annual aggregate premium outlay of $300,000. Each policy is in the name of a trust established for family beneficiaries selected by each executive. On August 3, 1995, the Company approved a life insurance policy for Mr. Schuster at an annual cost of $100,000 for a period of five years. Pursuant to the plan, and with respect to each policy, after ten years, or earlier upon the deaths of the respective insured parties, or certain other events, the Company was to receive the amount of premiums paid on the policy. Through December 31, 1998, $300,000 was paid on Mr. Schuster's policy and $400,000 was paid on each of the others, leaving a balance of premiums in the amount of $500,000 still owed by the Company on the policies. Pursuant to an amendment to the original agreement, executed in April 1999, future payments by the Company relating to the policies were waived by Messrs. Nederlander, Cohen, Hirsch and Schuster. In consideration of the waiver, the Company agreed to accept repayment of the lesser of the premiums paid or the cash value of the policy upon the deaths of the respective insured parties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of May 1, 2002, information with respect to the beneficial ownership of our common stock by (i) each of our directors and executive officers, (ii) each person known by us to be the beneficial owner of more than 5% of our common stock, and (iii) all of our directors and executive officers as a group. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

       Name and Address of Beneficial                Shares Beneficially Owned
         Owner or Identity of Group           Number of Shares      Percentage of Class
         --------------------------           ----------------      -------------------
      Floyd W. Kephart (2)                        100,000                    1.8%
      Spencer I. Browne (3)                        28,976                      *
      Michael H. Greco (4)                              -                      -
      James D. Locke (5) (16)                           -                      -
      Ross Mangano (6) (14)                         8,750                      *
      Thomas G. Palmer (7)                              -                      -
      Edward J. Wegel (8)                           1,000                      -
      Jon A. Joseph (9)                             5,083                      *
      Gregg A. McMurtrie (10)                       2,166                      *
      Carol W. Sullivan (11)                            -                      -
      Robert S. Understein (11)                         -                      -
      Michelle Decker (11)                              -                      -
      Kella Brown (11)                                  -                      -
      Angela Jester (11)                                -                      -
      Diane Steenman (11)                               -                      -
      Friedman Billings Ramsey Group,
        Inc. and affiliates (12)                  456,737                    8.2%
      Charles K. Stewart (13)                     500,000                    9.0%
      Troon & Co. (14)                            325,000                    5.8%
      David M. Doerge (15)                        353,000                    6.3%
      Union Square Partners, Ltd. (16)            311,904                    5.6%
      Stonestreet Limited Partnership (17)        643,940                   10.9%
      All executive officers and directors
        as a group (17 persons) (18)              145,977                    2.6%

*  Less than 1%.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from May 1, 2002 upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the applicable date have been exercised.
(2) 4310 Paradise Road, Las Vegas, Nevada 89109.
(3) 650 South Cherry Street, Denver Colorado 80246.
(4) C/O Mortgage Ramp, 400-0G North Harbor Place, Davidson, North Carolina
28036.
(5) 6219 Kennedy Drive, Chevy Chase, Maryland 20815.
(6) P.O. Box 1655, South Bend, Indiana 46634. In addition, Mr. Mangano may be deemed to own 91,250 shares and 325,000 shares beneficially owned by Oliver Illinois Trust and Troon & Co., respectively, because Mr. Mangano is a Trustee of Oliver Illinois Trust and a Trustee and Partner of Troon & Co. Mr. Mangano disclaims beneficial ownership.
(7) 425 Via Corta, Suite 202, Palos Verdes Estates, California 90274.
(8) Aviation Capital Partners, LLC, 1234 Summer Street, Suite 101, Stamford, Connecticut 06905.
(9) 4310 Paradise Road, Las Vegas, Nevada 89109. Includes 3,000 shares issuable under options granted pursuant to the Company's Stock Option Plan.
(10) 4310 Paradise Road, Las Vegas, Nevada 89109. Consists of shares issuable under options granted pursuant to the Company's Stock Option Plan.
(11) 4310 Paradise Road, Las Vegas, Nevada 89109.
(12) 1001 19/th/ Street North, Arlington, Virginia 22209. Based upon a
Schedule 13G dated July 13, 1998, as amended on each of February 16, 1999, 2000 and 2001, July 11, 2001, August 13, 2001, February 13, 2002 and May 10, 2002
filed jointly by Friedman Billings Ramsey Group, Inc., Orkney Holdings, Inc., Eric F. Billings, Emanuel J. Friedman and W. Russell Ramsey with the SEC.
(13) 7 Bristol Road, Northfield, Illinois 60093.
(14) C/O Oliver Estate, 112 West Jefferson Boulevard, Suite 613, South Bend, Indiana 46601.

(15) The Chicago Mercantile Exchange, 30 South Wacker Drive, Suite 2112, Chicago, Illinois 60606. Includes 176,000 shares owned by Doerge Collateralized Bridge Fund, as to which Mr. Doerge disclaims beneficial ownership, 2,000 shares owned by David Doerge IRA and 175,000 shares owned by Cranberry Ventures LLC, of which David Doerge is the managing member.
(16) 200 Park Avenue South, New York, New York 10003. James D. Locke of Union Square Partners, Ltd., is a director of the company. Floyd W. Kephart, a former partner of Union Square Partners, Ltd., is chairman of the board, president and chief executive officer of the company.
(17) C/O Canaccord Capital Corporation, 320 Bay Street, Suite 1300, Toronto, Ontario M511 4A6, Canada. Includes 321,970 shares issuable upon the exercise of warrants.
(18) See Notes (2) - (11).


Item 13.  Certain Relationships and Related Transactions

     The Company acquired LHC through the assignment of certain interests by the Assignors. In connection with this acquisition, on January 31, 1995, an aggregate of $13.3 million was payable by the Company to the Assignors. On March 2, 1995, an aggregate of $13.3 million was payable by the Company to the Assignors. On March 2, 1995, the Assignors agreed to defer payment of $10 million of the amounts due to them under an amendment to the related Assignment and Assumption Agreement providing for the subordination of the Subordinated Debt. By September 1, 1998, the principal on the Subordinated Debt had been reduced to $4,285,714 by the payments of cash and a $4.25 million reduction, in August 1997, related to the exercise, in a non-cash transaction, by the Assignors warrants to purchase 166,666 shares of the Company's Common Stock at an exercise price of $25.50 per share. On May 1, 2001, the Company further reduced the principal through the payment of $75,000 to one of the Assignors. Subsequent amendments to the Company further reduced the principal through the payment of $75,000 to one of the Assignors. Subsequent amendments to the Assignment and Assumption Agreements provided for additional deferrals from time to time of the principal payments. The most recent of these amendments was the Amended and Restated Fourteenth Amendment to the Assignment and Assumption Agreement which was executed as of November 15, 2001 and deferred the payment of both the principal which had been reduced to $4,210,714.29 and the interest accrued from March 1, 2001 until March 1, 2002. Interest of $428,571 on Subordinated Debt was paid during fiscal 2001. The Subordinated Debt is collateralized by a pledge of LHC's outstanding stock.

     On December 3, 2001, the Company entered into a Fifteenth Amendment to Assignment and Assumption Agreement which, subject to the approval by the Company's shareholders, would: 1) terminate the pledge of the LHC outstanding stock and replace such pledge with a pledge of all of the outstanding stock of CNUC; 2) defer payment of the remaining principal payments aggregating $4,210,714 and all accumulated interest from March 1, 2001 until the Asset Sale is consummated or terminated, but in no event, later than August 31, 2002 (the Due Date); and 3) limit recourse to the pledged stock of CNUC and an assignment of proceeds of the Asset Sale. In exchange for the Assignors agreeing to such amendment and agreeing to release their pledge of the LHC stock and making collection of the Assignment Amount recourse only to the CNUC stock (which stock may be transferred only with the consent of the Nevada Public Utilities Commission) and the assignment of the proceeds of the Asset Sale, the Company will make an At Risk Payment to the Assignors in an amount equal to $644,643 on the Due Date which amount is included in the Assignment Amount and for which there is recourse only to the CNUC stock and the assignment of proceeds of the Asset Sale.

     The Fifteenth Amendment and other ancillary documents and instruments that implement the transactions contemplated by the Fifteenth Amendment, including all stock certificates evidencing shares to be pledged (the Fifteenth Amendment Documents) have been deposited with an escrow agent to be released in accordance with the terms of an escrow agreement.

     On April 11, 2002, the Asset Sale closed and the Subordinated Debt was paid in full.

                                    PART IV


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) Certain documents filed as part of Form 10-K. See Item 8 above for a list of financial statements included as part of this Annual Report on Form 10-K.

     Reports on Form 8-K. The Company filed the following reports on Form 8-K during the transition period:

          1. Current Report on Form 8-K, dated August 14, 2001, filed with the Securities and Exchange Commission on August 7, 2001, with respect to the termination of the engagement of Deloitte & Touche LLP as the Company's independent accountant.

(b)  Exhibits.

      Exhibit
       Number                        Description
     ---------  -----------------------------------------------------------------
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

10.211(28)  Seventh Amendment to Forbearance Agreement and Amendment No. 12 to
            Second Amended and Restated and Consolidated Loan and Security Agreement dated July 20, 2000 by and among FINOVA Capital Corporation, Preferred Equities Corporation and Mego Financial Corp.

10.214(28)  Fourth Amendment to Acquisition and Construction Loan Agreement
            dated September 7, 2000 between Heller Financial, Inc., and Preferred Equities Corporation.

10.215(28)  ISDA Master Swap Agreement between Sovereign Bank and Preferred
            Equities Corporation dated August 31, 2000.

10.216(28)  Five year extension of Licensing Agreement dated April 18, 1995, by and among Hospitality Franchise Systems, Inc., Ramada Franchise Systems, Inc. and Preferred Equities Corporation.

10.217(28)  Extension of Loan and Security Agreement dated August 12, 1998 between Dorfinco Corporation and Preferred Equities Corporation to December 31, 2001.

10.218(28)  Master Lease Agreement and Guaranty of Lease among Jozac Business
            Center, LLC, Landlord; Preferred Equities Corporation, Tenants; and Mego Financial Corporation, Guarantor, for 4310 Paradise Road, Las Vegas, NV dated October 2, 2000.

10.219(28)  Master Lease Agreement and Guaranty of Lease among Jozac Business
            Center, LLC, Landlord; Preferred Equities Corporation, Tenants; and Mego Financial Corporation, Guarantor, for 1500 Tropicana, Las, Vegas, NV dated November 9, 2000.

10.222(29)  Seventh Amendment to loan and security agreement by Preferred
            Equities Corporation and Colorado Land and Grazing Corp., dated December 15, 2000.

10.223(29)  Fifth Amendment to Promissory Note made by Preferred Equities
            Corporation and Colorado Land And Grazing Corp on December 15, 2000.

10.224(29)  Compensation Agreement between Carol Sullivan and Preferred Equities
            Corporation dated January 8, 2001.

10.225(30)  First Amendment to Loan and Security Agreement by and between
            Preferred Equities Corporation and Dorfinco Corporation dated November 30, 2000.

10.226(30)  First Amendment to General Loan and Security Agreement between
            Steamboat Suites, Inc., and Preferred Equities Corporation dated February 1, 2001.

10.227(30)  Eighth Amendment to Forbearance Agreement and Amendment No. 13 to
            Second Amended and Restated and Consolidated Loan and Security Agreement between Finova Capital corporation and Preferred Equities Corporation dated December 29, 2000.

10.229(31)  Hypothecation Loan Agreement dated February 6, 2001 between
            Preferred Equities Corporation and HSBC Bank USA.

10.230(31)  Amended and Restated Loan and Security Agreement by and between
            Preferred Equities Corporation and Heller Financial, Inc. dated April 5, 2001.

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

10.235 Loan and Security Agreement by and between Preferred Equities Corporation and Capital Source Finance LLC effective August 8, 2001.

     10.237 Employment Agreement dated February 1, 2002 by and between Mego Financial Corp and Floyd W. Kephart.

       21.1(19)  List of subsidiaries.
---------------

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

       (15) Filed as part of the Company's Form 10-K for fiscal year ended August 31, 1995 and incorporated herein by reference. (14) Filed as part of the Company's Form 10-Q for the quarter ended November 30, 1996 and incorporated herein by reference. Filed as part of the Company's Form 10-Q for the quarter ended February 28, 1997 and incorporated herein by reference.

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

       (1) Filed as part of the Company's Form 10-Q for the quarter ended February 29, 2000 and incorporated herein by reference

       (2) Filed as part of the Company's Form 10-Q for the quarter ended May 31, 2000 and incorporated herein by reference.

       (3) Filed as part of the Company's Form 10-K for the fiscal year ended August 31, 2000 and incorporated herein by reference.

      (4) Filed as part of the Company's Form 10-Q for quarter ended November 30, 2000 and incorporated herein by reference.

      (5) Filed as part of the Company's Form 10-Q for the quarter ended February 29, 2001 and incorporated herein by reference

      (6) Filed as part of the Company's Form 10-Q for the quarter ended May 31, 2001 and incorporated herein by reference.

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

                                        MEGO FINANCIAL CORP.



Date: May 20, 2002                      By /s/ Floyd Kephart
      ------------                         -------------------------------------
                                           Floyd W. Kephart, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date(s) indicated.

           Signature                              Title                    Date
           ---------                              -----                    ----


/s/ Floyd W. Kephart              Chief Executive Officer, President and
-------------------------------   Chairman of the Board
Floyd W. Kephart


/s/ Robert S. Understein          Senior Vice President and Chief
-------------------------------   Financial Officer
Robert S. Understein


/s/ Spencer I. Browne             Director
-------------------------------
Spencer I. Browne


/s/ Michael H. Greco              Director
-------------------------------
Michael H. Greco


/s/ James D. Locke                Director
-------------------------------
James D. Locke


/s/ Ross Mangano                  Director
-------------------------------
Ross Mangano


/s/ Thomas G. Palmer              Director
-------------------------------
Thomas G. Palmer


/s/ Edward J. Wegel               Director
-------------------------------
Ed Wegel

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Page No.
                                                                                            --------
Report of Independent Certified Public Accountants......................................      F-2

Independent Auditors' Report............................................................      F-3

Consolidated Financial Statements:

     Consolidated Balance Sheets........................................................      F-4


     Consolidated Statements of Operations..............................................      F-5


     Consolidated Statements of Stockholders' Equity ...................................      F-6

     Consolidated Statements of Cash Flows..............................................      F-7

Notes to Consolidated Financial Statements..............................................      F-8

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Mego Financial Corp. and Subsidiaries
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheets of Mego Financial Corp. and its subsidiaries (the Company) as of December 31, 2001 and August 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the four-month period ended December 31, 2001 and for the year ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mego Financial Corp. and its subsidiaries at December 31, 2001 and August 31, 2001, and the consolidated results of their operations and their cash flows for the four-month period ended December 31, 2001 and for the year ended August 31, 2001 in conformity with accounting principles generally accepted in the United States.


                                                             ERNST & YOUNG LLP


Miami, Florida
May 10, 2002

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Mego Financial Corp. and Subsidiaries
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheet of Mego Financial Corp. and its subsidiaries (the "Company") as of August 31, 2000 and the related consolidated statements of operations, statements of stockholders' equity, and statements of cash flows for each of the two years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


DELOITTE & TOUCHE LLP

San Diego, California

November 22, 2000

                    MEGO FINANCIAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (thousands of dollars, except per share amounts)


                                                                                   Four Months
                                                                                      Ended                Fiscal Year End
                                                                                   December 31,               August 31,
                                                                                  -------------     ----------------------------
                                                                                      2001             2001             2000
                                                                                  -------------     ----------------------------
ASSETS
Cash and cash equivalents                                                         $    1,721        $   1,894        $    1,069
Restricted cash                                                                        7,635            6,927             6,837
Notes receivable, net                                                                109,347          105,127            83,156
Retained interests in receivables sold                                                 3,688            3,603             2,701
Vacation ownership inventory                                                          17,865           18,139            23,307
Land and improvements inventory                                                        2,757            3,152             4,113
Assets available for sale                                                              3,885            3,984             4,152
Property and equipment, net                                                           22,649           23,134            23,507
Deferred financing costs, net                                                          2,071            2,359             2,060
Deferred selling costs                                                                 5,422            5,466             5,231
Other assets                                                                          15,313           12,043            12,459
                                                                                  ----------        ---------        ----------

TOTAL ASSETS                                                                      $  192,353        $ 185,828        $  168,592
                                                                                  ==========        =========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Notes and contracts payable                                                 $  131,530        $ 120,238        $  109,131
      Accounts payable                                                                 1,873            1,387               712
      Accrued liabilities and other                                                   21,135           18,257            18,158
      Interest rate swap liabilities                                                   2,251            2,111                 -
      Deferred income                                                                  2,282            2,582               674
      Reserve for notes receivable sold with recourse                                  3,560            3,998             4,033
      Customer deposits                                                                2,831            3,201             2,841
      Deferred income taxes                                                            1,289            1,617             2,975
                                                                                  ----------        ---------        ----------

                  Total liabilities before subordinated debt                         166,751          153,391           138,524
                                                                                  ----------        ---------        ----------

Subordinated debt                                                                      4,211            4,211             4,286
                                                                                  ----------        ---------        ----------
TOTAL LIABILITIES                                                                    170,962          157,602           142,810
                                                                                  ----------        ---------        ----------
Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01 par value (authorized--5,000,000 shares, none
         issued and outstanding)                                                           -                -                 -
      Common stock, $.01 par value (authorized--50,000,000 shares;  3,500,557
          shares issued and outstanding at December 31, 2001, August 31, 2001             35               35                35
          and 2000)
      Additional paid-in capital                                                      13,068           13,068            13,068
      Retained earnings                                                                9,773           16,516            12,679
      Accumulated other comprehensive loss                                            (1,485)          (1,393)                -
                                                                                  ----------        ---------        ----------

                  Total stockholders' equity                                          21,391           28,226            25,782
                                                                                  ----------        ---------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  192,353        $ 185,828        $  168,592
                                                                                  ==========        =========        ==========

                See notes to consolidated fiancial statements.

aPAGE>

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (thousands of dollars, except per share amounts)


                                                                        Four-Month
                                                                       Period Ended
                                                                        December 31,            Years Ended August 31,
                                                                      --------------  ------------------------------------------
                                                                           2001          2001            2000           1999
                                                                      --------------  -----------    -----------    ------------
REVENUES
      Vacation ownership sales                                        $    14,659     $    61,758    $    55,317    $    45,830
      Land sales                                                            6,189          23,550         20,723         17,037
      Interest income                                                       5,295          14,977         12,430          9,310
      Financial income                                                        475           2,995          1,153          1,184
      Gain on sale of notes receivable                                          -             668            635              -
      Gain on sale of investments and other assets                              -             124          1,857            513
      Utility operations                                                      692           1,817          2,033          2,597
      Other                                                                 1,477           4,164          3,701          3,657
                                                                      -----------     -----------    -----------    -----------

           Total revenues                                                  28,787         110,053         97,849         80,128

COSTS AND EXPENSES
      Direct cost of:
           Vacation ownership sales                                         2,451          10,886         10,518          8,527
           Land sales                                                       1,040           3,359          3,050          2,709
      Interest expense                                                      4,458          12,214         12,468          9,270
      Marketing and sales                                                  14,274          48,781         39,769         35,291
      Utility operations                                                      386           1,631          1,698          2,274
      Provision for cancellations                                           3,258           9,647          7,354          5,626
      Depreciation                                                            574           1,412          1,827          1,878
      General and administrative                                            8,591          18,942         17,746         14,333
                                                                      -----------     -----------    -----------    -----------

           Total costs and expenses                                        35,032         106,872         94,430         79,908
                                                                      -----------     -----------    -----------    -----------

(LOSS) INCOME BEFORE INCOME TAXES AND                                      (6,245)          3,181          3,419            220
      EXTRAORDINARY ITEM

INCOME TAX (EXPENSE) BENEFIT                                                  (72)            656            530            830
                                                                      -----------     -----------    -----------    -----------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                                    (6,317)          3,837          3,949          1,050

      Extraordinary loss on early extinguishment
           of debt, net of income taxes of $219                              (426)              -              -              -
                                                                      -----------     -----------    -----------    -----------

NET (LOSS) INCOME                                                     $    (6,743)    $     3,837    $     3,949    $     1,050
                                                                      ===========     ===========    ===========    ===========

(LOSS) INCOME PER COMMON SHARE
      Basic and Diluted:
           (Loss) income before extraordinary item                    $     (1.81)    $      1.10    $      1.13    $      0.30
           Extraordinary loss on early extinguishment
              of debt, net of income taxes of                               (0.12)              -              -              -
                                                                      -----------     -----------    -----------    -----------
           Net (loss) income                                          $     (1.93)    $      1.10    $      1.13    $      0.30
                                                                      ===========     ===========    ===========    ===========

           Weighted-average number of common and
              common share equivalents outstanding                      3,500,557       3,500,557      3,500,557      3,500,557
                                                                      ===========     ===========    ===========    ===========

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          (thousands of dollars, except share and per share amounts)

                                                                                                           Accumulated
                                                         Common Stock          Additional                     Other
                                                        $.01 par value           Paid-In      Retained    Comprehensive
                                                  -------------------------
                                                     Shares         Amount       Capital      Earnings         Loss         Total
                                                  ------------      -------    ----------     ---------   -------------   ---------
Balances at September 1, 1998                        3,500,557      $    35    $   12,964     $   7,680               -   $  20,679
Warrants issued                                              -            -           104             -                         104
Net income for the fiscal year ended 1999                    -            -             -         1,050               -       1,050
                                                  ------------      -------    ----------     ---------   -------------   ---------
Balances at August 31, 1999                          3,500,557           35        13,068         8,730                      21,833
Net income for the fiscal year
    ended August 31, 2000                                    -            -             -         3,949               -       3,949
                                                  ------------      -------    ----------     ---------   -------------   ---------
Balances at August 31, 2000                          3,500,557           35        13,068        12,679               -      25,782
Net income for the fiscal year
    ended August 31, 2001                                    -            -             -         3,837               -       3,837
Cumulative effect of change in accounting
    principle as of September 1, 2000 for
    unrealized loss of interest rate swaps,
    net of related income tax benefit of $87                 -            -             -             -            (168)       (168)
Unrealized loss on interest rate swaps
    for fiscal year ended August 31, 2001,
    net of reclassification adjustments of $347              -            -             -             -          (1,225)     (1,225)
                                                  ------------      -------    ----------     ---------   -------------   ---------
    and net of income tax benefit of $631
Total comprehensive income                                                                                                    2,444
                                                                                                                          ---------
Balances at August 31, 2001                          3,500,557           35        13,068        16,516          (1,393)     28,226
Net loss for the four months ended
    December 31, 2001                                        -            -             -        (6,743)              -      (6,743)
Unrealized loss on interest rate swaps
    for the four-month ended December 31, 2001
    net or reclassification adjustment of $540
    and net of income tax benefit of $47                     -            -             -             -             (92)        (92)
                                                  ------------      -------    ----------     ---------   -------------   ---------
Total comprehensive loss                                                                                                     (6,835)
                                                                                                                          ---------
Balances at December 31, 2001                        3,500,557      $    35    $   13,068     $   9,773   $      (1,485)  $  21,391
                                                  ============      =======    ==========     =========   =============   =========

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (thousands of dollars)

                                                                        Four-Month
                                                                       Period Ended
                                                                       December 31,               Years Ended August 31,
                                                                       ------------      ----------------------------------------
                                                                           2001            2001             2000           1999
                                                                       ------------      ---------        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                                  $     (6,743)     $   3,837        $  3,949       $  1,050
                                                                       ------------      ---------        --------       --------
    Adjustments to reconcile net income (loss) to net cash (used in)
       provided by operating activities:
       Charges to allowance for cancellations                                (3,874)        (7,802)         (8,643)        (5,987)
       Provision for cancellations                                            3,258          9,647           7,354          5,626
       Gain on sale of notes receivable                                           -           (668)           (635)             -
       Gain on sale of other investments and other assets                         -           (124)         (1,857)          (513)
       Loss on early extinguishment of debt                                     645              -               -              -
       Provision for uncollectible owner's association advances                   -              -            (200)             -
       Cost of timeshare interest and land sales                              3,491         14,245          13,568         11,236
       Depreciation                                                             574          1,412           1,827          1,878
       Additions to retained interests in receivables sold                        -         (1,824)           (660)             -
       Accretion of retained interests in receivables sold                      (85)           922             525            801
       Repayments on notes receivable                                        25,048         47,112          50,733         42,962
       Additions to notes receivable                                        (29,090)       (85,821)        (82,388)       (64,112)
       Proceeds from sales of notes receivable                                    -         15,526          19,594              -
       Purchase of land and timeshare interests                              (2,822)        (8,116)         (4,810)        (3,651)
       Changes in operating assets and liabilities:
          Restricted cash                                                      (708)           (90)         (2,971)        (2,172)
          Deferred financing costs                                              309           (299)           (303)          (326)
          Deferred selling costs                                                502           (235)           (946)          (566)
          Other assets                                                       (3,749)           559          (1,145)          (258)
          Accounts payable                                                      486            675         (16,284)        (3,902)
          Accrued liabilities and other                                       2,258            164          17,074            487
          Swap liability                                                         48            718               -              -
          Deferred income                                                      (300)         1,908             674              -
          Customer deposits                                                    (370)           360             554         (2,590)
          Deferred income taxes                                                (328)        (1,358)           (530)          (963)
                                                                       ------------      ---------        --------       --------

            Net cash (used in) provided by operating activities             (11,450)        (9,252)         (5,520)       (21,000)
                                                                       ------------      ---------        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of other investments                                                 -         (5,927)            (34)          (950)
    Purchase of property and equipment                                          (15)        (1,463)         (2,230)        (1,488)
    Proceeds from sale of property and equipment                                  -          6,286           1,617              -
    Proceeds from the sale of other investments                                   -            149           1,031            747
                                                                       ------------      ---------        --------       --------

            Net cash provided by (used in) investing activities                 (15)          (955)            384         (1,691)
                                                                       ------------      ---------        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                 28,796         73,980          64,363         59,047
    Reduction of debt                                                       (17,504)       (62,873)        (59,787)       (36,478)
    Payments on subordinated debt                                                 -            (75)           (192)          (465)
    Increase in subordinated debt                                                 -              -               -            595
                                                                       ------------      ---------        --------       --------

            Net cash (used in) provided by financing activities              11,292         11,032           4,384         22,699
                                                                       ------------      ---------        --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                (173)           825            (752)             8

CASH AND CASH EQUIVALENTS-BEGINNING OF
    PERIOD                                                                    1,894          1,069           1,821          1,813
                                                                       ------------      ---------        --------       --------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                $      1,721      $   1,894        $  1,069       $  1,821
                                                                       ============      =========        ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest, net of
    amounts capitalized                                                $      4,179      $  15,199        $ 12,339       $  9,000
                                                                       ------------      ---------        --------       --------

                See notes to consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001



     1.  Nature of Operations

         Mego Financial Corp. (the Company) is a developer and operator of timeshare properties and a provider of consumer financing to purchasers of timeshare intervals and land parcels through its wholly owned subsidiary, Leisure Homes Corporation (LHC), formerly known as Preferred Equities Corporation (PEC), established in 1969. LHC is engaged in originating, selling, servicing and financing consumer receivables generated through the Company's timeshare and land sales. LHC markets and finances timeshare interests and land in select resort areas. By providing financing to virtually all of the Company's customers, LHC also originates consumer receivables that it hypothecates or sells, and services. Mego Financial was incorporated under the laws of the state of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp. In February 1988, the Company acquired LHC, pursuant to an assignment by the Assignors, as defined below, of their contract right to purchase LHC.

         Acquisition of Leisure Homes Corporation
         ----------------------------------------

         The acquisition of LHC on February 1, 1988 was effected pursuant to an Assignment Agreement, dated October 25, 1987, between the Company and several corporations (Assignors) and a related Assignment and Assumption Agreement (Assignment and Assumption Agreement), dated February 1, 1988, and amended on July 29, 1988, between the Company and the Assignors (collectively, such agreements constitute the Assignment). The acquisition of LHC was accomplished by LHC issuing two shares of its common stock to the Company for a purchase price of approximately $50,000. Simultaneously, the previously outstanding shares held by others were surrendered and redeemed by LHC at a cost to LHC of approximately $10,463,000 plus fees and expenses, leaving the Company with all of the outstanding shares of LHC.

         The right to purchase shares from LHC was obtained by the Company pursuant to the Assignment, which assigned to the Company the right to purchase shares from LHC pursuant to the Stock Purchase and Redemption Agreement, dated October 6, 1987, between LHC and the Assignors, as amended on October 25, 1987. Consideration for the Assignment consisted of promissory notes (Purchase Notes) from the Company to the Assignors in the aggregate amount of $2,000,000 and additional payments to the Assignors as described below. The Purchase Notes were paid in full prior to August 31, 1988. After the payment of the Purchase Notes, the Assignors were entitled to receive from the Company on a quarterly basis, as determined as of the end of each quarter, additional payments equal in the aggregate to 63% of LHC's consolidated unrestricted cash balances, for a period ended on January 31, 1995. The additional payments were collateralized by a pledge of LHC stock to the Assignors.

         All obligations owed by the Company to the Assignors were paid in full on April 11, 2002 (see Note 10).

         During March 2002, the Company formed two wholly owned subsidiaries, Leisure Services Corporation (LSC), and Leisure Resorts Corporation (LRC). LSC will be responsible for servicing the Company's loans and handling customer relationships. LRC will perform all vacation ownership resort and related homeowner management services which were previously performed by LHC. On March 29, 2002, LSC entered into a management agreement to perform management and related services for Adventure Bound, Inc., a provider of travel and travel related services. The Company, through LSC and Adventure Bound, Inc., intends to offer travel and travel related services to its customers and others.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     2.  Summary of Significant Accounting Policies

         Basis of Presentation--These financial statements are being filed by
         ---------------------
the Company as part of a Transitional Report on Form 10-K covering the transition period from September 1, 2001 to December 31, 2001 in connection with the Company's change in fiscal year-end from August 31 to December 31. Future periodic reporting by the Company will be made on a calendar quarter basis beginning with the three months ended March 31, 2002. The following unaudited financial information for the four-month period ended December 31, 2000 is presented for comparative purposes. Revenue, income from continuing operations and earnings per share were $35.6 million, $1.9 million and $0.55, respectively, for the four month period ended December 21, 2001.

         Principles of Consolidation--The accompanying consolidated financial
         ---------------------------
statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation (see Note 1).

         Parent Company Only Basis--As of December 31, 2001, August 31, 2001 and
         -------------------------
2000, the Company, on a "parent company only" basis, had total assets of $39,532,000, $41,999,000 and $34,398,000, respectively which were comprised principally of its equity investment in subsidiaries of $37,972,000, $34,650,000 and $32,962,000, respectively, and other assets, including amounts due from subsidiaries, of $1,532,000, $7,349,000 and $1,438,000, respectively, and liabilities of $13,988,000, $10,826,000 and $4,187,000, respectively, excluding subordinated debt. As of December 31, 2001, August 31, 2001 and 2000, liabilities, excluding subordinated debt, were comprised principally of notes payable of $8,927,000, $5,927,000 and $0, respectively and deferred income taxes of $1,289,000, $1,617,000 and $2,975,000, respectively. As of December 31, 2001,
August 31, 2001 and 2000, subordinated debt of $4,211,000, $4,211,000 and
$4,286,000, respectively, was outstanding.


         Cash Equivalents--Cash equivalents consist primarily of certificates of
         ----------------
deposit with original maturities of 90 days or less.

         Restricted Cash--Restricted cash represents: cash on deposit which
         ---------------
relates to CNUC's customer deposits and betterment fees; cash on deposit in accordance with notes receivable sale agreements; untransmitted funds received from collection of notes receivable owned by others and serviced by the Company; and customer deposits held by escrow agents.

         Notes Receivable--Notes receivable are stated at amortized cost reduced
         ----------------
by the allowance for cancellations and discounts. A discount is applied against notes receivable bearing interest at rates "below market" interest rate so that the effective yield is 10%.

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

         Vacation Ownership Inventory--Costs incurred in connection with
         ----------------------------
preparing vacation ownership inventory are capitalized and include all costs of acquisition, renovation and furnishings. Vacation ownership inventory are valued at the lower of cost or fair value less costs to sell.

         Land and Improvements Inventory--Land and improvements inventory
         -------------------------------
include carrying costs capitalized during the development period and costs of improvements incurred to date and are stated at the lower of cost or fair value less costs to sell.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Property and Equipment--Property and equipment are stated at cost and
     ----------------------
are depreciated over their estimated useful lives (generally 3 - 40 years) using the straight-line method. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are recorded as expense.

     Utility Accounting Policies--The Company, through a wholly owned
     ---------------------------
subsidiary, provides water and sewer services to customers in the Pahrump valley of Nevada. This subsidiary is subject to regulation by the Public Utilities Commission of Nevada and the Company's accounting policies conform to generally accepted accounting principles as applied in the case of regulated public utilities in accordance with the accounting requirements of the regulatory authority having jurisdiction. Contributions in aid of construction (CIAC) received by the Company from its customers are included as a separate liability and amortized over the period of 9 - 25 years, which represents the estimated remaining useful life of the corresponding improvements. Amortization of CIAC reduces depreciation expense. CIAC is included in accrued liabilities in the accompanying consolidated balance sheets in the amounts of approximately $9,308,000, $9,244,000 and $9,173,000 at December 31, 2001, August 31, 2001 and
2000, respectively.

     Income Taxes--Deferred income tax assets and liabilities are determined
     ------------
based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded related to deferred tax assets if their expected realization does not meet the "more likely than not" criteria of SFAS 109, "Accounting for Income Taxes."

     Revenue and Profit Recognition--In accordance with the requirements of SFAS
     ------------------------------
No. 66, "Accounting for Sales of Real Estate," the Company recognizes revenue on vacation ownerships and land sales when a minimum down payment of the sales price (10% for vacation ownerships and 20% for land sales) has been received in cash, the rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any development related to the real estate sold. In cases where all development has not been completed, the Company recognizes revenue in accordance with the percentage-of-completion method of accounting.

     All payments received prior to the recognition of the sale as revenue are accounted for as deposits. Selling costs directly attributable to unrecognized sales are accounted for as deferred selling costs until the sale is recognized.

     Cancellations occur when the note receivable is determined to be uncollectible. Cancellation of a sale in the quarter the revenue is recognized is deemed to not represent a sale and is accounted for as a reversal of the revenue within adjustment to cost of sales. Cancellation of a note receivable subsequent to the quarter in which the revenue was recognized is charged to the allowance for cancellations.

     Derivatives and Hedging Activities--On September 1, 2000, the Company
     -----------------------------------
adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its corresponding amendments under SFAS No. 138. This guidance establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. Pursuant to the standard, the Company records all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Derivatives not designated as hedging instruments such as certain of the Company's retained interests in receivables sold are adjusted to fair value through earnings in the current period. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings.

     The Company utilizes derivative instruments that hedge the exposure of variability in expected future cash flows that is attributable to a particular risk and that are designated as cash flow hedges. The effective portion of the net gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction also affects earnings. The remaining net gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows on the hedged item, if any, is recognized in current earnings.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     This process includes attributing all derivatives that are designated as cash flow hedges to floating rate assets or liabilities or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. Fluctuations in the value of the derivative instruments are generally offset by changes in the cash flows being hedged; however, if it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the affected derivative. The Company does not use derivative financial instruments for speculative or trading purposes.

     Sales of Notes Receivable and Retained Interests in Receivables Sold--When
     --------------------------------------------------------------------
the Company sells notes receivable, it retains certain participation in the cash flows of the notes receivable sold and generally retains the associated servicing rights. The sales are generally subject to limited recourse provisions as provided in the respective notes receivable sales agreements. Under these agreements, the Company is generally obligated to replace or repurchase notes receivable that become 60 to 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables. Reserve for notes receivable sold with recourse represents the Company's estimate of the fair value of future credit losses to be incurred in connection with the recourse provisions of the sales agreements and is shown separately as a liability in the Company's consolidated balance sheets. At December 31, 2001, August 31, 2001 and 2000, the outstanding balance of notes receivable sold with recourse was $50,987,000, $52,180,000 and $59,600,000, respectively.

     Gains on sales of receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To obtain fair values on the retained interests (both at the point of the related receivable sale and periodically thereafter), the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions-- rates of prepayment, servicing fees, return rate guarantees and discount rates commensurate with the risks involved.

     The Company's retained interests in receivables sold are carried at fair value as either derivatives or available-for-sale investments. Unrealized holding gains or losses on the retained interests are included in earnings for those transactions structured so that the Company, through its retained interest, receives fixed interest amounts and pays the buyer variable amounts based on a floating interest rate index, as the resulting financial interest meets the definition of a derivative in accordance with (SFAS 133). Unrealized holding gains or loses, if any, on retained interests in notes receivable sold not meeting the definition of a derivative would be included in shareholders' equity, net of income taxes. Declines in fair value in such retained interests below amortized cost caused by changes in the amount or timing of cash flows to be received from other than changes in interest rates are reflected in earnings.

     In August 2001, the Company sold to a financial institution $5.4 million of timeshare interest receivables at par. The Company recognized a $382,000 gain on the sale of the receivables and recorded a $356,000 retained interest in notes receivable sold and a $711,000 recourse obligation which is included in reserve for notes receivable sold with recourse in the accompanying consolidated balance sheets.

     In September 2000, the Company sold to a financial institution $9.5 million of land receivables at par. The Company recognized a $286,000 gain on the sale of the receivables and recorded a $273,000 retained interest in notes receivable sold and a $625,000 recourse obligation which is included in reserve for notes receivable sold with recourse in the accompanying consolidated balance sheets.

     The significant assumptions used to measure the fair value of the retained interests were as follows: prepayment rates of 19% per annum as the portfolio matures, servicing fee of 1%, guarantee return rates ranging from 5.75% to 10.5% and discount rate of 15%.

     Interest Income--Interest income is recorded as earned. Interest income
     ---------------
represents the interest earned on notes receivable and short-term investments. Interest income and related receivable are reversed on all notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due.

     Loan Origination Fees--The direct incremental cost of originating loans to
     ---------------------
customers is deferred and amortized to interest income as an adjustment to the yield over the estimated life of the related loans.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     Financial Income--Fees for servicing notes receivable originated by the
     ----------------
Company and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such notes receivable and are recognized when earned. Financial income includes changes in the fair value of retained interests in receivables sold meeting the definition of a derivative and interest income accreted on such interests.

     Advertising--The Company expenses advertising costs as incurred.
     -----------
Advertising expenses included in marketing and selling expenses in the accompanying consolidated statements of operations totaled approximately $332,000, $904,000, $410,000 and $323,000, during the four-month period ended
December 31, 2001 and for the years ended August 31, 2001, 2000 and 1999, respectively.

     Vacation Owners' Associations--The Company is responsible for a portion of
     -----------------------------
operating expenses of the vacation owners' associations based on the Company's ownership percentage in the unsold vacation interests at each of the respective vacation ownership properties. These costs are included in the general and administrative expenses in the accompanying statements of operations and totaled approximately $1,295,000, $934,000, $1,581,000 and $968,000, during the four-
month period ended December 31, 2001 and for years ended August 31, 2001, 2000 and 1999, respectively. Management fees recognized from managing the operations of the associations are included in other revenues in the accompanying statements of operations and totaled approximately $984,310, $2,884,426, $2,691,625 and $2,544,750, during the four-month period ended December 31, 2001 and for years ended August 31, 2001, 2000 and 1999, respectively.

     Income Per Common Share--Basic (loss) income per common share is based on
     -----------------------
the net (loss) income applicable to common stock for each period divided by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net (loss) income applicable to common stock by the weighted-average number of common shares plus common share equivalents. In loss periods, or periods whereby the option and warrants' exercise price exceeds the average market price, anti-dilutive common share equivalents are excluded.

     As of December 31, 2001, August 31, 2001, and 2000 options to purchase 48,570, 48,570 and 51,652 shares of common stock, respectively at $6.00 per share were outstanding and warrants to purchase 83,333 shares of common stock at $6.00 per share were outstanding. The options and warrants were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares and, thus, would be anti-dilutive. The options, which expire on September 2, 2002 through September 22, 2008, and the warrants, which expire on January 1, 2004, were still outstanding at December 31, 2001.

     Effective September 9, 1999, the Company consummated a one-for-six reverse stock split for all of the Company's common shares outstanding. All share and per share references have been restated to retroactively show the effect of this reverse stock split.

     Comprehensive Income--Comprehensive income, summarized on the consolidated
     --------------------
statements of stockholders' equity, consists of net (loss) income for the periods presented and the change in net unrealized gain (loss) on retained interests in receivables sold classified as available-for-sale investments and interest rate swaps, net of related income tax benefit.

     Interest Rate Swaps--To manage its exposure to interest rate risk, in
     -------------------
August 2000, the Company entered into an interest rate swap agreement with a notional amount of $25 million that expires in August 2005. The Company entered into another similar interest rate swap agreement in August 2001 for a notional amount of $20 million that expires in August 2006. The swaps convert the floating interest rate on certain of the Company's long-term debt obligations into fixed interest rates. As of December 31, 2001 and August 31, 2001, the fair value of the swaps was approximately $2,251,000 and $2,111,000, respectively.

     Asset Impairments--The Company periodically reviews the carrying value
     -----------------
of certain of its assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," to identify potential situations in which the carrying value of assets may not be recoverable.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would recognize the impairment through a charge to operations.

     Segment Information-- In accordance with SFAS No. 131, "Disclosures about
     -------------------
Segments of an Enterprise and Related Information," the Company considers its business to consist of one reportable operating segment. The Company does not currently allocate revenues and expenses, or assets and liabilities, in a segmented format for internal use or decision-making processes.

     Recent Accounting Standards--In July 2001, the FASB issued SFAS No. 141,
     ---------------------------
"Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS 142, which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, will be effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of these statements will have a significant impact on the Company's financial statements.

     In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121 and provide a single accounting model for long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS 121 and APB Opinion No. 30, "Reporting the Results of Operations --Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". On October 2, 2001, CNUC entered into an agreement with Utilities Inc. providing for the acquisition by Utilities Inc. of all the assets of CNUC for $5.5 million (Asset Sale). Utilities Inc. deposited in escrow $500,000 of the purchase price to assure its performance of the agreement. The transaction was subject to the approval of the Nevada Public Utilities Commission, who approved the transaction on April 9, 2002. From the proceeds $5.2 million was used to repay the Subordinated Debt and accrued interest and the at-risk payment. Upon adoption of FAS No. 144 as of January 1, 2002, the Company will be required to report operations of its wholly owned subsidiary CNUC as discontinued operations. Consequently as of March 31, 2002 the Company will classify the operations of CNUC in discontinued operations and the related net assets as held for sale.

     Reclassification--Certain prior period amounts have been reclassified to
     ----------------
conform with the current period presentation.

     Use of Estimates--The preparation of financial statements in conformity
     ----------------
with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

3. Notes Receivable

     The Company generally provides financing to the purchasers of its vacation ownership and land. These financings are evidenced by notes secured by deeds of trust or mortgages. These notes receivable are generally payable over a period of up to 12 years, bear interest at rates generally ranging from 12.5% to 15.5% and require equal monthly installments of principal and interest.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Notes receivable consisted of the following:

(thousands of dollars)                                          December 31,               August 31,
                                                                ------------      ---------------------------
                                                                    2001              2001            2000
                                                                ------------      ------------    -----------
Related to vacation ownership sales                             $     95,431      $     93,011    $    71,306
Related to land sales                                                 28,826            27,200         25,084
                                                                ------------      ------------    -----------
                                                                     124,257           120,211         96,390
                                                                ------------      ------------    -----------

Less:  Allowance for cancellations                                   (14,557)          (14,707)       (12,827)
         Discounts                                                      (353)             (377)          (407)
                                                                ------------      ------------    -----------
                                                                     (14,910)          (15,084)       (13,234)
                                                                ------------      ------------    -----------
            Total                                               $    109,347      $    105,127    $    83,156
                                                                ============      ============    ===========


     The Company has entered into financing arrangements with certain purchasers of timeshare interests and land whereby a 5% interest rate is charged if the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. At December 31, 2001, August 31, 2001 and 2000, notes receivable totaling approximately $5,734,000, $5,777,000 and $6,421,000, respectively, made under this arrangement were included in the table above. A discount is established to provide for an effective interest rate (currently 10%) on notes receivable bearing a below market interest rate at the time of sale, and is applied to the principal balance and amortized over the terms of the notes receivable. The effective interest rate is based upon the economic interest rate environment and similar industry data.

     Allowance for Cancellations--Changes in both the allowance for
     ---------------------------
cancellations and the reserve for notes receivable sold with recourse consist of the following:

(thousands of dollars)                                            Four-Month                         Years Ended
                                                                 Period Ended                         August 31,
                                                               -----------------   ------------------------------------------------
                                                               December 31, 2001        2001             2000               1999
                                                               -----------------   -------------    --------------      -----------
Balance at beginning of year                                   $          18,705   $      16,860    $       18,149      $    18,488
Provision for cancellations                                                3,258           9,647             7,354            5,626
Amounts charged to allowance for cancellations and
    reserve for notes receivable sold with recourse                       (3,846)         (7,802)           (8,643)          (5,965)
                                                               -----------------   -------------    --------------      -----------
Balance at end of year                                         $          18,117   $      18,705    $       16,860      $    18,149
                                                               =================   =============    ==============      ===========

Allowance for cancellations                                    $          14,557   $      14,707    $       12,827      $    13,987
Reserve for notes receivable sold with recourse                            3,560           3,998             4,033            4,162
                                                               -----------------   -------------    --------------      -----------
            Total                                              $          18,117   $      18,705    $       16,860      $    18,149
                                                               =================   =============    ==============      ===========

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Vacation Ownership Inventory

          Vacation ownership inventory consists of the following:

(thousands of dollars)
                                                                December 31,                   August 31,
                                                                -------------      ----------------------------------
                                                                     2001               2001                 2000
                                                                -------------      ---------------      -------------
Vacation ownership interests                                    $      13,771      $        14,972      $      18,755

Vacation ownership interests in development                             4,094                3,167              4,552
                                                                -------------      ---------------      -------------

 Total                                                          $      17,865      $        18,139      $      23,307
                                                                =============      ===============      =============

5.   Assets Available for Sale

          Assets available for sale consist of the following:

(thousands of dollars)                                             December 31,                  August 31,
                                                                   ------------        -----------------------------
                                                                       2001               2001              2000
                                                                   ------------        ----------        -----------
Water rights:
     Huerfano County, Colorado                                     $        543        $      543        $       547
     Nye County, Nevada                                                     417               417                417
Land:
     Nye County, Nevada                                                     944               944              1,108
     Biloxi, Mississippi                                                  1,981             2,080              2,080
                                                                   ------------        ----------        -----------
                 Total                                             $      3,885        $    3,984        $     4,152
                                                                   ============        ==========        ===========

6.   Property and Equipment

          Property and equipment and related accumulated depreciation consist of the following:

       (thousands of dollars)                                    December 31,                          August 31,
                                                                 -------------           ----------------------------------
                                                                      2001                    2001                2000
                                                                 -------------           --------------      --------------
       Water and sewer systems                                   $      20,572           $       20,390      $       19,391
       Furniture and equipment                                           5,471                    6,814               6,745
       Vehicles                                                          2,640                    3,155               3,051
       Buildings                                                         6,618                    9,087              10,077
       Leasehold improvements                                              439                      563                 533
       Land                                                                223                      223               1,342
                                                                 -------------           --------------      --------------
                                                                        35,963                   40,232              41,139
       Less:  Accumulated depreciation                                 (13,314)                 (17,098)            (17,632)
                                                                 -------------           --------------      --------------
           Total                                                 $      22,649           $       23,134      $       23,507
                                                                 =============           ==============      ==============

          During the year ended August 31, 2001, the Company entered into a sale-leaseback transaction for its two primary office buildings in Las Vegas. The two buildings were sold for a total consideration of $8,300,000, less transaction costs. The gains of $1,621,000 were deferred and are being amortized as an offset to rent expense in proportion to the related gross rental charged to expense over the lease terms. The deferred gain included in accrued liabilities and other in the accompanying consolidated balance sheets totaled approximately $1,424,000 and $1,478,000 as of December 31, 2001 and August 31, 2001, respectively.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Other Assets

     Other assets consist of the following:

    (thousands of dollars)                                          December 31,                   August 31,
                                                                   --------------        ------------------------------
                                                                        2001                 2001              2000
                                                                   --------------        -----------        -----------
    HOA receivables                                                $        4,119        $     1,835              2,315
    Deferred loan origination costs                                         2,430              1,472                443
    Prepaid expenses                                                        1,891              2,210              1,527
    Split-dollar life insurance policies                                    1,521              1,495              1,411
    Interest receivable                                                     1,266              1,165              1,059
    Promotional inventories                                                   930                775                861
    Paid-in-full delinquent maintenance fees                                  929                692                677
    Financial services income receivable                                      245                227                189
    Other                                                                   1,982              2,172              3,977
                                                                   --------------        -----------        -----------
                 Total                                             $       15,313        $    12,043        $    12,459
                                                                   ==============        ===========        ===========

8.   Accrued Liabilities and Other


          Accrued liabilities and other consist of the following:

                                                   December 31,                August 31,
                                                   ------------      -----------------------------
                                                       2001              2001             2000
                                                   ------------      -----------       -----------
    Contributions in aid of construction           $      9,308      $     9,244       $     9,173
    Sold receivables replacement liability                2,980             (593)              187
    Payroll and related                                   2,316            3,145             3,474
    Deferred gain on sale of office buildings             1,424            1,478                 -
    Other                                                 5,107            4,983             5,324
                                                   ------------      -----------       -----------
                    Total                          $     21,135      $    18,257       $    18,158
                                                   ============      ===========       ===========

9. Notes and Contracts Payable

          The Company's debt consists of the following (thousands of dollars):

                                                                                        December 31,              August 31,
                                                                                        ------------       -----------------------
    Borrowings Under Lines of Credit                                                        2001             2001          2000
    --------------------------------                                                    ------------       ---------     ---------
    Notes collateralized by receivables with a carrying value at
          December 31, 2001 of approximately $84,000
          Borrowings bearing interest at prime plus 2-2.50%                             $     80,628       $  71,116     $  80,593

    Mortgages collateralized by real estate properties with a carrying value at
          December 31, 2001 of approximately $51,000 Borrowings bearing interest at prime plus 2-2.50% and 90-day
          LIBOR plus 4.25%                                                                    40,752          41,802        26,619
                                                                                        ------------       ---------     ---------
                                                                                             121,380         112,918       107,212

    Other
    -----
    Other mortgages collateralized by the respective underlying assets with various repayment terms and fixed interest rates of 8% and variable
          rates of prime plus 2%                                                               8,985           5,995           788

    Installment contracts and other notes payable secured by their underlying assets           1,165           1,325         1,131
                                                                                        ------------       ---------     ---------
             Total                                                                      $    131,530       $ 120,238     $ 109,131
                                                                                        ============       =========     =========


     At December 31, 2001, the prime rate was 4.75% and the 90-day LIBOR was 1.88%.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


          Lines of Credit-- As of December 31, 2001, August 31, 2001, and 2000,
          ---------------
LHC had $162.0, $152.0, and $133.5 million in lines of credit, respectively, with institutional lenders for the financing of receivables in connection with sales and acquisitions of vacation ownerships and land and vacation ownership. These lines of credit bear interest at variable rates based on the prime and 90-day LIBOR rate and are secured by timeshare and land receivables and inventory. At December 31, 2001, August 31, 2001 and 2000, an aggregate of approximately $121.4, $112.9 and $107.2 million, respectively, was outstanding under such lines of credit and approximately $40.6 and $39.1 and 26.3 million, respectively, was available for borrowing. Depending upon the terms and conditions of the respective line of credit, LHC may borrow 65% to 85% of the balances of the pledged timeshare and land receivables.

          A summary of these lines of credit outstanding as of December 31, 2001, is as follows:

(thousands of dollars)

  Lender          December 31, 2001      Amounts     Expiration Date (a)        Maturity Date (a)            Interest Rate
-------------------------------------  -----------  ---------------------     -------------------       -----------------------
Finova               $    59,479        $  65,000     February 28, 2002        February 28, 2002 -        Prime +  2.0 - 2.25%
                                                                                May 15, 2010
Textron                   28,314           35,000     December 1, 2002         December 31, 2002 -        Prime +  2.0 - 3%
                                                                                December 31, 2005
GE Capital                28,694           40,000     April 30, 2003           March 30, 2006             LIBOR +  4.0 - 4.25%
HSBC                         179            5,000     February 4, 2002         February 6, 2006           Prime +  1.0%
Capital Source             3,491           15,000     August 8, 2004           August 8, 2004             Prime +  2.5%
Textron                    1,223            1,972     N/A                      July 31, 2003              Prime + 2.25%
                    ------------       ----------
                     $   121,380        $ 161,972
                    ============       ==========

          LHC is required to comply with certain financial and non-financial covenants under these lines of credit agreements. Among other things, these agreements require LHC to meet certain minimum tangible net worth requirements, certain loan-to-value ratio, maintain certain liabilities to tangible net worth ratios and maintain Marketing & Sales and General & Administrative expenses, as defined, relative to net processed sales for each rolling 12-month period below a certain percentage. The maximum percentage related to costs and expenses referred to above has been exceeded in the last four quarters for one of the above lines of credit. This does not constitute an Event of Default as defined under this loan agreement, or this line of credit; however, it gives the lender the option to suspend advances to LHC. The lender has not elected to exercise this option, but has continued to make regular advances and has verbally informed LHC that it intends to continue such advances. The maximum loan-to-value ratio referred to above was exceeded in the last two quarters related to one of the lines of credit. As a result, there presently exists the right of the Lender to declare an Event of Default as defined under this loan agreement, or this line of credit. Default of the loan-to-value ratio, under this line, can only cause the lender to cease advances to the Company. The lender has agreed to forbear from exercising any of its remedies under the loan agreement through July 31, 2002 as set forth in the side letter dated January 3, 2002. In exchange for the lender agreeing to the provisions of the side letter, the Company was required to pay the lender $250,000. Under this letter, the Company has pledged additional eligible receivables on a schedule to bring this line into compliance by July 31, 2002.

          Scheduled maturities of the Company's notes and contracts payable are as follows:

                Years Ending December 31                 (thousands of dollars)
                ------------------------


                          2002.........................        $    8,619
                          2003.........................             6,089
                          2004.........................            14,058
                          2005.........................            15,757
                          2006.........................            28,995
                          Thereafter...................            58,012
                                                               ----------
                                    ...................        $  131,530
                                                               ----------

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)

     10.  Subordinated Debt

          On March 2, 1995, Mego Financial entered into the Amendment whereby the Assignors agreed to defer payment of $10,000,000 of the amount payable to Assignors and to subordinate such amount, constituting Subordinated Debt, in right of payment to debt for money borrowed by the Company or obligations of subsidiaries guaranteed by the Company. Warrants for 166,666 shares of the Company's common stock, at an exercise price of $25.50 per share (the closing market price per share on March 2, 1995) were granted to the Assignors in consideration of the payment deferral and subordination. The Warrants were exercised in August 1997 in a non-cash transaction whereby the Subordinated Debt was reduced by $4,250,000. The Amendment calls for interest to be paid semi-annually at the rate of 10% per annum starting September 1, 1995, and semi-annual payments of $1,429,000 plus interest, which commenced March 1, 1997. In connection with the exercise of Warrants, payments aggregating $4,250,000 were deemed paid and the semiannual payments were scheduled to resume in March 1999 (subsequently deferred until February 1, 2000) with a partial payment in September 1998. The final $4.29 million was scheduled to be repaid in 3 equal installments on March 1, 1999, September 1, 1999 and March 1, 2000. On December 3, 2001, the Company entered into a Fifteenth Amendment (Fifteenth Amendment) to the Assignment and Assumption Agreement between the Company and Comay Corp., Growth Realty, Inc., RER Corp., and H&H Financial, Inc., affiliates of the Company (Assignors), which would: terminate the pledge of the PEC outstanding stock and replace such pledge with a pledge of all of the outstanding stock of CNUC; defer payment of the remaining principle payments of the Subordinated Debt owed to the Assignors aggregating $4.2 million and all accumulated interest from March 1, 2001 until the sale of CNUC is consummated or terminated, but in no event later than August 31, 2002; and limit recourse to the pledged stock of CNUC and an assignment of up to $5.2 million of the proceeds of the Asset Sale. In exchange for the Assignors agreeing to such amendment, including the deferment of principle and accrued interest payments, the release of the pledge of the PEC stock and the limitation of recourse to the CNUC stock (stock may be transferred only with the consent of the Nevada Public Utilities Commission) and the assignment of up to $5.2 million of the proceeds of the Asset Sale, the Company agreed to an at-risk payment to the Assignors in an amount equal to $644,643, which was paid upon the closing of the sale of CNUC. Because the cost to modify the terms of the Subordinated debt of approximately $645,000 exceeded 10 percent of the present value of the remaining debt cash flows under the term of the original subordinated debt agreement, the modification represented a substantial modification. Accordingly, the modification is accounted for like, and reported in the same manner as, an extinguishment in the consolidated financial statements in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments."

11.  Income Taxes

          The Company files a consolidated federal income tax return with its subsidiaries for its tax year, which ends the last day of February.

          The income tax (expense) benefits of approximately $(72,000), $656,000, $530,000 and $830,000, respectively, for the four-month period ended December 31, 2001 and for the years ended August 31, 2001, 2000 and 1999 all represent deferred income tax benefits.

          Deferred income taxes shown in consolidated balance sheets reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) temporary differences between the timing of revenue recognition for book purposes and for income tax purposes, and (c) operating loss and tax credit carry forwards. The tax effects of significant items comprising the Company's net deferred income taxes as of the December 31, 2001, August 31, 2001 and 2000 are as follows:

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



(thousands of dollars)                     December 31,        August 31,
                                           ------------  -----------------------
                                               2001         2001         2000
                                           ------------  ---------    ----------
Deferred tax liabilities
   Timing of revenue recognition           $   25,860    $  27,632    $  21,612
Deferred tax assets
   Net operating loss carryforwards            24,571       26,015       18,637
                                           ----------    ---------    ---------

Net deferred income taxes                  $    1,289    $   1,617    $   2,975
                                           ==========    =========    =========


     At December 31, 2001, the Company had net operating loss carry forwards totaling approximately $72.3 million that expire beginning in 2008 through 2022.

     The provision for income taxes as reported is different from the tax provision computed by applying the statutory federal rate of 34%. The differences are as follows:

                                                                  Four-Month
(thousands of dollars)                                           Period Ended
                                                                  December 31        Years Ended August 31,
                                                                 -------------  --------------------------------
                                                                     2001          2001        2000        1999
                                                                 -------------  --------     --------     ------
Income(loss) before income taxes                                  $ (6,245)     $  3,181     $  3,419     $ 220
                                                                  ========      ========     ========     =====

Tax at the statutory federal rate                                 $ (2,123)     $  1,082     $  1,162     $  75
(Decrease) Increase in income taxes resulting from
       Changes in certain income tax liability reserves              1,832        (1,738)      (1,692)     (905)
       Extraordinary item                                              219             -            -         -
                                                                  --------      --------     --------     -----
Income tax (expense) benefit                                      $    (72)     $    656     $    530     $ 830
                                                                  ========      ========     ========     =====

12.  STOCKHOLDERS' EQUITY

     The Company has a stock option plan (Stock Option Plan), adopted November 1993, amended September 9, 1997, and amended and restated as of September 16, 1998, in each case with the by approval of shareholders, for officers, key employees and directors which provides for non-qualified and qualified incentive options. The Stock Option Committee of the Board of Directors determines the option price (not to be less than fair market value for qualified incentive options) at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option generally at the cumulative rate of 20% per year for three years from the date of grant, and the remaining 40% at the end of the fourth year.

     SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurabledeterminable. The Company has elected to continue to apply the provisions of APB Opinion No. 25 as permitted by SFAS 123 and, accordingly, provides pro forma disclosure herein.

     A summary of the Company's stock option activity as of December 31, 2001, and and for the years ended August 31, 2001, and 2000, and 1999 is are presented below:

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                 December 31, 2001            August 31, 2001             August 31, 2000          August 31, 1999
                             ---------------------------  --------------------------  ----------------------------------------------
                                              Weighted-                   Weighted-               Weighted-               Weighted-
                                              Average                      Average                 Average                 Average
                                              Exercise                    Exercise                Exercise                Exercise
                              Shares           Price       Shares           Price      Shares       Price     Shares        Price
                             -------          --------    --------       -----------  --------   ----------  --------     ---------
Outstanding at
beginning of period           48,570          $  6.00       51,652         $ 6.00      58,906      $ 9.14      57,406      $   9.22
Granted                            -             6.00            -              -           -           -      18,500          6.00
Forfeited                          -                -       (3,082)          6.00      (7,254)      31.50     (17,000)         6.00
                             -------                      --------                    -------                --------
Outstanding at end of
period                        48,570             6.00       48,570           6.00      51,652        6.00      58,906          9.14
                             =======                      ========                    =======                ========
Options exercisable at
end of period                 48,570             6.00       26,242           6.00      17,532        6.00       9,783         13.56
                             =======                      ========                    =======                ========

     The fair value of theeach options granted during fiscal 1999 (none were granted during the four months ended December 31) is were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (1) dividend yield of zero; (2) expected volatility of 35%; (3) risk-free interest rate of 6%; and, (4) expected life of 7 years. The weighted-average fair value of options granted was during fiscal 1999 was $1.63. at As of December 31, 2001, and there were 48,570 options outstanding, respectively, which have an exercise price of $6.00 per common share and a weighted-average remaining contractual life of 6 years.

     Had compensation cost for grants of stock options been determined consistent in accordance with SFAS 123, the Company's pro forma net (loss) income and pro forma net (loss) income per common share for the four-month period ended December 31, 2001 and for years ended August 31, 2001, 2000 and 1999fiscal 2001 and 2000 would approximate the pro forma amounts below (thousand of dollars, except per share amounts):

                                         December 31, 2001     August 31, 2001    August 31, 2000    August 31, 1999
                                         -----------------     ---------------    ---------------    ---------------
 Net (loss) income applicable
  to common stock                        $        (6,743)      $       3,817      $       3,929      $       850
 Net (loss) income applicable
 share:
    Basic and Diluted                              (1.93)               1.09               1.12             0.24

13.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" (SFAS
107), requires disclosure of estimated fair value information for financial instruments, whether or not recognized in the bBalance sSheets. Fair values are based upon estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

          Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments as of the four months ended December 31, 2001, and atAugust 31, 2001 and 2000 are set forth below (thousands of dollars):

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                          -------------------------  ------------------------   --------------------
                                                             December 31, 2001           August 31, 2001           August 31, 2000
                                                          -------------------------  ------------------------   --------------------
                                                          Carrying       Estimated    Carrying     Estimated    Carrying  Estimated
                                                            Value       Fair Value     Value       Fair Value     Value   Fair Value
                                                          ---------     ----------   ----------    ----------   --------  ----------
Financial Assets:
Cash and cash equivalents (a)                             $  1,693      $   1,693     $  1,894     $   1,894    $  1,069   $  1,069
Notes receivable, net (b)                                  109,347        109,347      105,127       105,127      83,156     83,156
Retained interests in receivables sold (c)                   3,688          3,688        3,603         3,603       2,701      2,701
Interest rate swaps (d)                                     (2,251)        (2,251)      (2,111)       (2,111)          -       (255)

Financial Liabilities:
Reserves for notes receivables sold with recourse (e)        3,560          3,560        3,998         3,998       4,033      4,033
Notes and contracts payable (f)                            131,530        131,530      120,238       120,238     109,131    109,131

(a)  Carrying value is the same as fair value.

(b) The fair value was estimated by discounting future cash flows of the outstanding notes receivable, net of the allowance for cancellations.

(c) The fair value was estimated by discounting future cash flows of the instruments using discount rates, defaultestimated guaranteed rates of return, servicing fee and prepayment assumptions based upon available market data, opinions from financial advisors and historical portfolio experience.

(d)  Fair value was estimated by obtaining a third-party quote.

(e) The fair value was determined by discounting management's estimate of future credit losses expected to be incurred on the notes receivable sold through their maturity.

(f) Notes and contracts payable generally bear interest at agenerally aredjustable rates, indexed to the prime or LIBOR rate; theeirrefore, carrying value approximates fair value.

14.  CONCENTRATIONS OF RISK

     Availability of Funding Sources--The Company funds substantially all of the
     -------------------------------
notes receivable, timeshare inventory and land inventory with borrowings through its financing facilities and internally generated funds. These borrowings are in turn repaid with the proceeds received by the Company from such notes receivable through loan sales and payments. Any failure to renew or obtain adequate financing under its financing facilities, or other borrowings, or any substantial reduction in the size of or pricing in the markets for the Company's notes receivable, could have a material adverse effect on the Company's operations.

     Geographic Concentrations--The Company services notes receivable in all 50
     -------------------------
states, the District of Columbia and Canada. As of December 31, 2001 and August 31, 2001, 25.1% and 25.3%, respectively, 20.9% and 19.9% respectively, and 13.4%
and 13.3%, respectively, of the dollar value of notes receivable serviced had been originated in California, Texas and Colorado. No other state accounted for more than 10% of the portfolio of the Company's receivables. The risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values, and the financial stability of the borrowers. The Company's timeshare and land inventories are concentrated in Nevada, New Jersey, Colorado, Florida and Hawaii. The risk inherent in such concentrations is in the continued popularity of these resort destinations, which affects the marketability of the Company's products.

     Credit Risk--The Company is exposed to on-balance sheet credit risk related
     -----------
to its notes receivable. The Company is exposed to off-balance sheet credit risk related to notes receivable sold under recourse provisions. The outstanding balance of notes receivable sold with recourse provisions totaled $50,987,000, $52,180,000 and $59,588,000 as of December 31, 2001, and August 31,
2001 and 2000, respectively.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

15.  Other Related Party Transactions

     Vacation Owners' Associations--Owners' associations (Associations) have
     -----------------------------
been incorporated for the Grand Flamingo, Reno Spa, Brigantine, Steamboat Springs, Aloha Bay and Orlando timeshare properties. The respective Associations are independent not-for-profit corporations. LHC acts as the managing agent for these Associations and the White Sands Waikiki Resort Club, which is a division of LHC, and has received recognized management fees for its services of approximately $984,000, $2,884,000, and $2,692,000 and $2,540,000
for the four-month period ended December 31, 2001 and for years ended August 31, 2001, 2000, and 1999, respectively. LHC recognizes expenses for the The expenses of LHC for management of each timeshare property are incurred to preserve the integrity of the property and the portfolio performance on an ongoing basis beyond the end of the sales period. The owners of the vacation ownership interests in each Association are responsible for payment to the Associations of assessments, which are intended to fund all of the operating expenses at each of the resort facilities. The Company's share of the Association assessments, based on unsold inventory owned, net of room income, are included in general and administrative expenses in the accompanying statements of operations and totaled approximately $1,827,000, $934,000, $1,581,000 and $968,000 for the four- month period ended December 31, 2001, and for the years ended August 31, 2001, 2000 and 1999, respectively. The Company has in the past financed budget deficits of the Associations as is reflected in the receivable from such Associations, but is not obligated to do so in the future, except at some of its Florida properties. The Public Offering Statements for the Indian Shores and Orlando resorts contain a provision whereby LHC guarantees that the annual assessment fees will not exceed a specified amount, in which case LHC agrees to pay any monetary deficiencies at Indian Shores and Orlando I. These guarantees are effective through the Associations' calendar year of December 31, 2001. In the calendar years 2001 and 2000, LHC financed a budget deficit of $132,000 and $645,000 for the Associations for the respective years at Indian Shores and Orlando respectively.

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

     Included in other assets in the accompanying consolidated balance sheets at December 31, 2001, August 31, 2001 and 2000, were approximately $4,185,000, $1,828,000 and $2,314,000, respectively, due from the Associations.

16.  Commitments and Contingencies

     Litigation--On August 27, 1998, an action was filed in Nevada District
     ----------
Court, County of Clark, No. A 392585, by Robert and Jocelyne Henry, husband and wife individually and on behalf of all others similarly situated against LHC, LHC's wholly-owned subsidiary, Central Nevada Utilities Company (CNUC), and certain other defendants. The plaintiffs' complaint asked for class action relief claiming that LHC and CNUC were guilty of collecting certain betterment fees and not providing associated sewer and water lines.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     Plaintiffs then filed a motion to certify class, which defendants opposed. On September 5, 2001, the Court held that "as to Classes A and B, the showings required under NRCP 23(a) and (b)(2) have been made to the extent injunctive relief / specific performance of the subject alleged contractual obligations is sought, and the Court will certify Classes A and B to such extent only. In all other respects, the Court does not deem certification to be appropriate as to both Classes A and B". As a result of this decision, the Court refused to certify a class for the claims of: breach of contract, unjust enrichment, consumer fraud in violation of NRS 41.600 and violation of NRS 119.220. Accordingly, the defendants are no longer subject to class claims for monetary damages. The defendants' only potential liability is for the construction of water and sewer facilities. The case is now beginning the discovery phase of the litigation. The case is scheduled for a jury trial on August 13, 2002. The Company does not believe that any likely outcome of this case will have a material adverse effect on the Company's financial condition or results of operations.

     In the general course of business the Company and LHC, at various times, have each been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse effect on its financial condition or results of operations.

     Leases-The Company leases certain real estate for sales offices and also
     ------
leases its Hawaii real estate for vacation ownership usage. Rental expense for the four-month period ended December 31, 2001 and for years ended August 31, 2001, 2000 and 1999 totaled $1,480,000, $4,199,000, and $2,327,000, respectively, and is included in the statement of operations in general and administrative expenses. Future minimum rental payments under operating these leases are set forth below:

(thousands of dollars)
          For the Years Ending December 31,
          ---------------------------------
                    2002                                          $  6,252
                    2003                                             2,720
                    2004                                             1,872
                    2005                                             1,344
                    2006                                             1,044
                    Thereafter                                       3,370
                                                                  --------
                      Total                                       $ 16,602
                                                                  ========

     Future Improvements-- Central Nevada Utilities Company (CNUC), a
     -------------------
subsidiary, has issued performance bonds of $3,709,000 outstanding at December 31, 2001, to ensure the completion of water, sewer and other improvements in portions of the Calvada development areas. The cost of the improvements will be offset by the future receipt of betterment fees and connection fees.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     Contingencies--At December 31, 2001, irrevocable letters of credit in the
     -------------
amount of $310,000 were issued and outstanding to secure certain obligations of the Company. These letters are collateralized by notes receivable.

     License Agreement--In April 1995, LHC entered into a strategic alliance
     -----------------
with Cendant Corporation (Cendant) pursuant to which LHC was granted a ten-year (including a renewal option) exclusive license to operate both its existing and future vacation properties under the name "Ramada Vacation Suites" (the Licensing Agreement). The arrangement provides for the payment by LHC of an initial access fee of $1,000,000, which has been paid, and monthly recurring fees equal to 1% of LHC's Gross Sales, as defined, each month through January 1996 and 1.5% of LHC's Gross Sales each month commencing in February 1996 with certain minimums increasing each year. The initial term of the arrangement was five years and LHC has exercised its option to renew the arrangement for an additional term of five years, expiring December 31, 2005.

     On April 19, 2002, LHC and Cendant mutually agreed to terminate the Licensing Agreement. LHC and Cendant have agreed that on or before May 1, 2002, LHC and its affiliates will delete any and all references to the names "Ramada" and "Ramada Vacation Suites" in its sales, marketing and resort operations. All signage using the "Ramada" and "Ramada Vacation Suites" names is to be removed on or before September 30, 2002. The Company will continue as a Ramada franchisee for the hotel premises located at its Orlando, Florida vacation ownership resort. In consideration of the termination of the Licensing Agreement, LHC has agreed to enter into consulting agreements with Resorts Condominiums International (RCI), a Cendant subsidiary, or certain of RCI's subsidiaries and affiliates, in an amount not to exceed $300,000.

     The termination of the Licensing Agreement will eliminate the Company's payment to Cendant of approximately $2,000,000 a year. It is unknown whether the discontinuance of the Company's use of the "Ramada" and "Ramada Vacation Suites" names will have a negative affect on sales.

17.  Subsequent Events

     In January 2002, the Company's board of directors approved the sale by certain former officers, directors and other shareholders to LC Acquisition Corp. (LCA) of an aggregate of 1,269,634 shares of the Company's common stock at a price of $4.00 per share.

     In January 2002, the Company sold 750,000 shares of its common stock to LCA and 500,000 shares of its common stock to Doerge Capital Management, later assigned to an individual, at a price of $4.00 per share.

     In February 2002, the Company entered into letters of intent with three entities; the Government of St. Lucia, Hilton International and M Group Resorts, to acquire their respective ownership interest, which collectively represent the entire ownership, in Jalousie (1996) Ltd. (JL), the entity which owns the Jalousie Hilton Resort & Spa (Resort). The Company intends to acquire the Resort, through the acquisition of JL, and to operate the Resort as a hotel and vacation ownership facility. Hilton International will continue to manage the hotel portion of the Resort.

     On March 4, 2002, Leisure Services Corporation (LSC), a wholly owned Company subsidiary was incorporated in Nevada. LSC will be responsible for all Company customer contacts and relationships. On March 29, 2002, LSC entered into a Management agreement to perform management and related services for Adventure Bound, Inc., a Tempe, Arizona provider of travel and travel related services. The Company, through LSC and Adventure Bound, Inc., intends to offer travel and travel related services to its customers and potential customers.

     On March 20, 2002, Leisure Resorts Corporation ("LRC") a wholly owned Company subsidiary was incorporated in Nevada. LRC will perform all vacation ownership resort and related homeowner association management services which were previously performed by LHC.

     On March 21, 2002, the Company entered into a letter of intent with Raintree Resorts International, Inc. (Raintree), a developer, marketer, and operator of luxury vacation interval ownership resorts in North America, with resorts in Mexico, the United States and Canada. Under the terms of the proposed agreement, Raintree will become a wholly owned subsidiary of the Company. The transaction is subject to the successful completion of an inspection period, signing of a definitive purchase and sale agreement and the appropriate approvals of Raintree and the Company.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     On May 5, 2002, the Company amended its letter of intent with Raintree to acquire three operations and properties in an initial transaction to be closed on or prior to June 1, 2002; to perform due diligence on the remaining properties; to negotiate with the senior debenture holders of Raintree; and to complete all transactions on or prior to December 31, 2004.

     On April 18, 2002, the Company entered into a Sale Agreement with Atlantic Development Corporation to acquire 2,021 platted one-acre lots located in Mojave County, Arizona, approximately 20 miles south of the Hoover Dam. The Company is to acquire the lots through the exchange of 540,416 shares of the Company's common stock, valued at $6 per share, for a total consideration of $3,242,496 for all of Atlantic Development Corporation's issued and outstanding stock. Closing of the transaction is subject to the receipt of a Public Report from the State of Arizona allowing the sale of the lots. Application for the Public Report has been made, and the Company expects the Public Report to be issued not later than August, 2002.

     On March 29, 2002, the Company entered into a Letter of Intent to acquire LCAC, an owner of certain travel related assets. This acquisition is subject to approval of a Special Committee of the Board, and a vote of shareholders. The Company's wholly owned subsidiary entered into a Management Agreement to perform management and related services for Adventure Bound, Inc., a Tempe, Arizona provider of travel and travel related services, a wholly owned subsidiary of LCAC. On May 14, 2002, Leisure Services Corporation amended the management agreement to perform management and related services for Cheap Seats, Inc. a wholly owned subsidiary of LCAC. The Company, through Leisure ServicesCorporation and Adventure Bound, Inc., in conjunction with Cheap Seats, intends to offer tour, travel and travel related services to its current and potential customers.

     Raising capital necessary to pursue the Company's new strategic initiatives. Since the sale of shares to LCAC and Mr. Stewart, the Company has sold approximately 1,000,000 additional shares of common stock for proceeds of approximately $5,000,000. Included with each of these shares the purchasers received one warrant for each share of common stock purchased. These warrants entitle the holder to purchase one share of common stock at purchase prices ranging from $5.00 to $6.00. The warrants expire one year from the date of issuance. Under the subscription agreements, the Company has the right to demand exercise, at its discretion, if the Company's common stock trades at $7.00 or more for ten consecutive trading days at any time during the term of the warrants. The Company will require substantial additional capital to acquire Raintree and pursue the other elements of its business plan.

     In January, 2002 the Company's Board of Directors approved a business restructuring. Among other things, this restructuring included: approval of seven terminations at senior management levels; relocation of corporate office facilities from 1500 E. Tropicana Avenue and 4310 Paradise Road to newer office facilities in closer proximity to one another; discontinuance of the license agreement with Cendant Corporation whereby the Company licensed the use of the name "Ramada Vacation Suites" in its vacation ownership and resort operations; and approval of change in the name of the resort facilities from "Ramada Vacation Suites" to "Leisure Resorts". As a result, management anticipates incurring a non-recurring charge of approximately $2.5 million against its operations during the first quarter of 2002.

     18. Quarterly Financial Data (unaudited). The following tables reflect consolidated quarterly financial data for the Company for the for years ended August 31, 2001 and 2000:

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(thousands  of dollars)                                                                  Three Months Ended
                                                                     ------------------------------------------------------
                                                                       August 31,     May 31,   February 28,  November 30,
                                                                         2001        2001(1)      2001(1)       2000(1)
                                                                     ------------ ------------- ------------ --------------
Revenues:
Net timeshare interest and land sales                                $    19,077   $    20,631    $   17,193    $   18,760
Net gain on sale of assets                                                   429            22            41           300
Interest income                                                            4,253         3,965         3,550         3,209
Financial income and other                                                 2,467         2,328         2,170         2,011
                                                                     -----------   -----------    ----------    ----------
        Total revenues                                                    26,226        26,946        22,954        24,280
                                                                     -----------   -----------    ----------    ----------

Expenses:
Direct costs of timeshare interest and
      land sales                                                           3,054         4,033         3,232         3,926
Operating expenses                                                        18,626        18,963        16,173        17,004
Interest expense                                                           3,036         3,046         3,088         3,044
                                                                     -----------   -----------    ----------    ----------
        Total expenses                                                    24,716        26,042        22,493        23,974
                                                                     -----------   -----------    ----------    ----------

Income before income taxes                                                 1,510           904           461           306
Income taxes (benefit)                                                        79          (108)           13          (640)
                                                                     -----------   -----------    ----------    ----------

Net income applicable to common stock                                $     1,431   $     1,012    $      448    $      946
                                                                     ===========   ===========    ==========    ==========
Income  per common share:
     Basic and Diluted:
        Net income applicable to common stock                        $      0.41   $      0.29    $     0.13    $     0.27
                                                                     ===========   ===========    ==========    ==========
        Weighted-average number of common shares                       3,500,557     3,500,557     3,500,557     3,500,557
                                                                     ===========   ===========    ==========    ==========

Net gain on sale of assets                                                         $        41    $       41    $   (1,600)
Operating expenses                                                                           3             3          (120)
Income before income taxes                                                                  38            38        (1,480)
Income taxes (benefit)                                                                      13            13          (503)
Net income applicable to common stock                                                       25            25          (977)

Income per common share:
  Net income applicable to common stock:
             as restated                                                           $      0.29    $     0.13    $     0.27
                                                                                   ===========    ==========    ==========
             as previously reported                                                $      0.28    $     0.12    $     0.47
                                                                                   ===========    ==========    ==========

(1) Certain amounts have been restated in connection with adjustment of net gain on the sale-leaseback of two buildings in accordance with SFAS No. 98, "Accounting for Leases", Sale-Leaseback Transactions Involving Real Estate. See
Note 7. The preceding table summarizes the increase (decrease) of the line items which were restated.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                                  Three Months Ended
                                                              ----------------------------------------------------------
                                                               August 31,       May 31,     February 29,    November 30,
                                                                 2000            2000           2000            1999
                                                             ----------      ----------    -----------      ------------
Revenues:
Vacation ownership and land sales                            $   20,256      $   21,589    $    16,777      $    17,418
Net gain on sale of assets                                        1,179             635            678                -
Interest income                                                   3,132           3,255          3,172            2,871
Financial income and other                                        1,755           1,617          1,699            1,816
                                                             ----------      ----------    -----------      -----------
         Total revenues                                          26,322          27,096         22,326           22,105
                                                             ----------      ----------    -----------      -----------
Expenses:
Direct costs of timeshare interest and
      land sales                                                  3,753           3,930          2,951            2,934
Operating expenses                                               18,911          18,577         15,256           15,650
Interest expense                                                  3,295           3,194          3,113            2,866
                                                             ----------      ----------    -----------      -----------
         Total expenses                                          25,959          25,701         21,320           21,450
                                                             ----------      ----------    -----------      -----------

Income before income taxes                                          363           1,395          1,006              655
Income taxes benefit                                                530               -              -                -
                                                             ----------      ----------    -----------      -----------
Net income applicable to common stock                        $      893      $    1,395    $     1,006      $       655
                                                             ==========      ==========    ===========      ===========
Income per common share:
     Basic and Diluted:

         Net income applicable to common stock               $     0.25      $     0.40    $      0.29      $      0.19
                                                             ==========      ==========    ===========      ===========
         Weighted-average number of common shares             3,500,557       3,500,557      3,500,557        3,500,557
                                                             ==========      ==========    ===========      ===========