Form 10-Q
period 2002-03-31
MEGO FINANCIAL CORP
filed 2002-05-23
CIK 736035

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002

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

 As of May 1, 2002, there were 5,577,183 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

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

             Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001...................1

             Condensed Consolidated Statement of Operations for the Three Months Ended
                March 31, 2002 and February 28, 2001.........................................................2

             Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                March 31, 2002 and February 28, 2001.........................................................3

             Notes to Condensed Consolidated Financial Statements............................................4

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................................................6

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.....................................12

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings..............................................................................12

Item 2.      Changes in Securities..........................................................................13

Item 3.      Sale of Central Nevada Utilities Company.......................................................13

Item 4.      Exhibits and Reports on Form 8-K...............................................................13

SIGNATURE...................................................................................................15

PART I   FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (thousands of dollars, except per share amounts)
                                  (unaudited)

ASSETS                                                                                       March 31, 2002      December 31, 2001
                                                                                             --------------      -----------------
Cash and cash equivalents                                                                    $        2,955      $          1,271
Restricted cash                                                                                       5,991                 6,708
Notes receivable, net of allowance of $13,369 and $14,557
 at March 31, 2002 and December 31, 2001, respectively                                              112,020               109,347
Retained interests in receivables sold, at fair value                                                 3,333                 3,688
Vacation ownerships held for resale                                                                  19,887                17,865
Land and improvements inventory                                                                       2,994                 2,757
Assets available for sale                                                                             3,392                 3,468
Property and equipment, net                                                                           9,790                 9,690
Deferred financing costs                                                                              2,063                 2,071
Deferred selling costs                                                                                5,336                 5,422
Other assets                                                                                          9,623                14,910
Assets related to discontinued operations                                                            15,121                15,156
                                                                                             --------------      ----------------

              TOTAL ASSETS                                                                   $      192,505      $        192,353
                                                                                             ==============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Notes and contracts payable                                                              $      127,621      $        131,530
    Accounts payable                                                                                  1,520                 1,873
    Accrued liabilities                                                                              12,071                11,775
    Interest rate swap liability                                                                      1,920                 2,251
    Deferred income                                                                                   3,377                 2,097
    Reserve for notes receivable sold with recourse                                                   3,131                 3,560
    Customer deposits                                                                                 2,592                 2,831
    Deferred income taxes                                                                               433                 1,289
    Liabilities related to discontinued operations                                                    9,838                 9,545
                                                                                             --------------      ----------------

              Total liabilities before subordinated debt                                            162,503               166,751
                                                                                             --------------      ----------------

Subordinated debt                                                                                     4,211                 4,211

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value (authorized--5,000,000 shares, none outstanding)                      -                     -
    Common stock, $.01 par value (authorized--50,000,000 shares; 4,784,307 shares
      issued and outstanding at March 31, 2002 and 3,500,557 shares at December 31, 2001                 48                    35
    Additional paid-in capital                                                                       18,836                13,068
    Retained earnings                                                                                 8,174                 9,773
    Accumulated other comprehensive loss                                                             (1,267)               (1,485)
                                                                                             --------------      -----------------

              Total stockholders' equity                                                             25,791                21,391
                                                                                             --------------      -----------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $      192,505      $        192,353
                                                                                             ==============      =================

           See notes to condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                                  (unaudited)

                                                                                                       Three Months Ended
                                                                                                ------------------------------
                                                                                                   March 31,      February 28,
                                                                                                     2002            2001
                                                                                                --------------   -------------
REVENUES
    Vacation ownership sales                                                                    $        9,157   $      13,626
    Land sales                                                                                           6,324           5,321
    Interest income                                                                                      4,034           3,550
    Financial income                                                                                       192             850
    Other                                                                                                1,120             932
                                                                                                --------------   -------------
              Total revenues                                                                            20,827          24,279

COSTS AND EXPENSES
    Direct cost of:
       Vacation ownership sales                                                                          1,480           2,455
       Land sales                                                                                        1,084             777
    Interest expense                                                                                     3,170           3,088
    Marketing and sales                                                                                  8,846          11,057
    General and administrative                                                                           4,550           4,409
    Provision for cancellations                                                                          1,342           1,754
    Depreciation                                                                                           434             351
    Restructuring charges                                                                                2,480               -
                                                                                                --------------   -------------
              Total costs and expenses                                                                  23,386          23,891
                                                                                                --------------   -------------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE

     INCOME TAX BENEFIT                                                                                 (2,559)            388

INCOME TAX BENEFIT                                                                                         787               -
                                                                                                --------------   -------------
(LOSS) INCOME FROM CONTINUING OPERATIONS                                                                (1,772)            388

Discontinued operations
    Income from discontinued operations                                                                    232              47
    Income tax expense                                                                                     (59)            (12)
                                                                                                --------------   -------------
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX                                                            173              35
                                                                                                --------------   -------------

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK                                                    $       (1,599)  $         423
                                                                                                ==============   =============

(LOSS) INCOME PER COMMON SHARE
    Basic and Diluted:

       From continuing operations                                                               $        (0.41)  $        0.11
       From discontinued operations                                                                       0.04            0.01
                                                                                                ==============   =============

    Diluted:
       Net income applicable to common stock                                                    $        (0.37)  $        0.12
                                                                                                --------------   -------------


       Weighted-average number of common shares and common share equivalents outstanding             4,276,007       3,500,557
                                                                                                ==============   =============

           See notes to condensed consolidated financial statements.

                     MEGO FINANCIAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (thousands of dollars, except per share amounts)


                                                                                                          Three Months Ended
                                                                                                    ------------------------------
                                                                                                      March 31        February 28
                                                                                                        2002              2001
                                                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                                                               $      (1,599)   $         423
                                                                                                    -------------    -------------
    Adjustments to reconcile net (loss) income to net cash provided by (used in)
     operating activities:
       Charges to allowance for cancellations                                                              (3,317)          (2,380)
       Provision for cancellations                                                                            913            1,754
       Gain on sale of assets available for sales and other assets                                              -                8
       Cost of vacation ownership interest and land sales                                                   2,564            3,232
       Depreciation                                                                                           434              351
       Repayments on notes receivable                                                                      14,602           12,698
       Additions to notes receivable                                                                      (15,300)         (19,590)
       Purchase of land and vacation ownership interests                                                   (4,823)          (1,405)
    Changes in operating assets and liabilities:
       Restricted cash                                                                                        717           (2,610)
       Deferred financing costs                                                                                 8             (427)
       Retained interests in receivables sold                                                                 355             (142)
       Other assets                                                                                         5,287            2,343
       Deferred selling costs                                                                                  86               99
       Accounts payable                                                                                      (353)            (301)
       Accrued liabilities                                                                                    296            1,597
       Interest rate swap liability                                                                          (113)             378
       Deferred income                                                                                      1,280               86
       Customer depostis                                                                                     (239)             333
       Assets related to discontinued operations                                                               35               33
       Liabilities related to discontinued operations                                                         293              100
       Deferred income taxes                                                                                 (856)             284
                                                                                                    -------------    -------------
               Net cash provided by (used in) operating activities                                            270           (3,844)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                                       (458)            (129)
    Proceeds from the sale of other investments                                                                 -                -
                                                                                                    -------------    -------------
               Net cash provided by investing activities                                                     (458)            (129)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                                               12,300           13,885
    Reduction of debt                                                                                     (16,209)          (8,211)
    Proceeds from issuance of common stock                                                                  5,781                -
                                                                                                    -------------    -------------
               Net cash provided by financing activities                                                    1,872            5,674

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        1,684            1,701

CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD                                                            1,271            4,227
                                                                                                    -------------    -------------

CASH AND CASH EQUIVALENTS -- END OF PERIOD                                                          $       2,955    $       5,928
                                                                                                    ==============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid during the period ended March 31, 2002 for:
       Interest, net of amounts capitalized                                                         $       3,215    $       3,238
    Income taxes                                                                                    $         136    $           -

           See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the three months ended March 31, 2002 (unaudited)

 1.  Financial Statements

     In the opinion of management, when read in conjunction with the audited Consolidated Financial Statements as of and for the four month period ended December 31, 2001 and for the years ended August 31, 2001 and 2000, included in the Form 10-KT of Mego Financial Corp. (the Company) filed with the Securities and Exchange Commission, the accompanying unaudited Condensed Consolidated Financial Statements contain all of the information necessary to present fairly the financial position of the Company and subsidiaries at the results of its operations and cash flows for the three then months ended March 31, 2002 and February 28, 2001.

     In February 2002 the Company changed its fiscal year end from August 31 to December 31. Accordingly the financial information for the three months ended March 31, 2002 is based on the Company's new fiscal year and the information presented for the three months ended February 28, 2001 is based on the Company's old fiscal year (and is considered to be comparable to the March 31, 2002 information for purposes of this quarterly report.)

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein, which are normal and recurring in nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company and Subsidiaries' annual report on Form 10-KT for the year period December 31, 2001.

 2.  Nature of Operations

     The Company is a developer and operator of vacation ownership and a provider of consumer financing to purchasers of its vacation ownership intervals and land parcels through its wholly-owned subsidiary, Leisure Homes Corporation
(LHC), formerly Preferred Equities Corporation (PEC), established in 1969. The Company, through its wholly-owned subsidiary Leisure Resorts Corporation (LRC), manages vacation ownership and receives management income in association therewith. By providing financing to virtually all of its customers, LHC also originates consumer receivables that it hypothecates, sells and services.

     The Company was incorporated under the laws of the State of New York in 1954 under the name Mego Corp. and, in 1992, changed its name to Mego Financial Corp. The Company's executive officers are located at 4310 Paradise Road, Las Vegas, Nevada, 89109, and its telephone number is (702) 737-3700.

 3.  Sale of CNUC

     In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on asset impairment that is applicable to financial statements issued for fiscal years beginning after December 15, 2001.

 4.  Interest Rate Swaps

     To manage its exposure to interest rate risk in August 2000, the Company entered into an interest rate swap agreement with a notional amount of $25 million that expires in August 2005. The Company entered into another similar interest rate swap agreement in August 2001 for a notional amount of $20 million that expires in August 2006. The swaps convert the floating interest rate on certain of the Company's long-term debt obligat_ into fixed interest rates. As of March 31, 2002, and February 28, 2001, the fair value of the swaps was approximately $1,919,867 and $1,654,872, respectively.

The FASB's new rules on asset impairment provides a single accounting model for long-lived assets to be disposed of and supersede SFAS 121 and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". On October 2, 2001, Central Nevada Utilities Company
(CNUC) entered into an agreement with Utilities Inc. providing for the acquisition by Utilities Inc. of all the assets of CNUC for $5.5 million (Asset
Sale). Utilities Inc. deposited in escrow $500,000 of the purchase price to assure its performance of the agreement. The transaction was subject to the approval of the Nevada Public Utilities Commission, who approved the transaction on April 9, 2002. From the proceeds $5.2 million was used to repay the Subordinated Debt and accrued interest and the at-risk payment. Upon adoption of SFAS No. 144 as of January 1, 2002, the Company began reporting the operations of its wholly-owned subsidiary, CNUC, as discontinued operations.

Recent Developments

     At the annual meeting of the Company held on January 17, 2002, the Company's shareholders approved the following matters:

          . Elected an entire new Company board of directors, consisting of Floyd W. Kephart, Spencer I. Browne, Michael H. Greco, James D. Locke, Ross Mangano, Thomas G. Palmer and Edward J. Wegel.

          . Approved the issuance and sale to LC Acquisition Corp. (LCAC) of 750,000 shares of the Company's common stock and the issuance and sale to Doerge Capital Management, later assigned by Doerge Capital Management to Charles Stewart, of 500,000 shares of the Company's common stock in each case for a purchase price of $4.00 per share.

          . Approved the sale by certain former officers, directors and other shareholders to LC Acquisition Corp. of an aggregate of 1,269,634 shares of the Company's common stock at a price of $4.00 per share.

          . Approved the amendment of the payment and security terms of certain outstanding subordinated debt issued by Mego to certain affiliates of former officers, directors and other shareholders and the related security agreements.

     On December 3, 2001, the Company entered into a Fifteenth Amendment (Fifteenth Amendment) to the Assignment and Assumption Agreement between the Company and Comay Corp., Growth Realty, Inc., RER Corp., and H&H Financial, Inc., affiliates of the Company (Assignors), which would: terminate the pledge of the PEC outstanding stock and replace such pledge with a pledge of all of the outstanding stock of CNUC; defer payment of the remaining principle payments of the Subordinated Debt owed to the Assignors aggregating $4.2 million and all accumulated interest from March 1, 2001 until the sale of CNUC is consummated or terminated, but in no event later than August 31, 2002; and limit recourse to the pledged stock of CNUC and an assignment of up to $5.2 million of the proceeds of the Asset Sale. In exchange for the Assignors agreeing to such amendment, including the deferment of principle and accrued interest payments, the release of the pledge of the PEC stock and the limitation of recourse to the CNUC stock (stock may be transferred only with the consent of the Nevada Public Utilities Commission) and the assignment of up to $5.2 million of the proceeds of the Asset Sale, the Company agreed to an at-risk payment to the Assignors in an amount equal to $644,643, which was paid upon the closing of the sale of CNUC. Because the cost to modify the terms of the Subordinated debt of approximately $645,000 exceeded 10 percent of the present value of the remaining debt cash flows under the term of the original subordinated debt agreement, the modification represented a substantial modification. Accordingly, the modification was accounted for like, and reported in the same manner as, an extinguishment in the Company's Form 10-KT for the period ended December 31, 2001 in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments."

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

The new management's business plan is to focus the company on being a leisure and vacation solutions provider. Elements of the Company's plan include the following:

          . Expanding its core vacation ownership business through internal development and acquisition of existing vacation ownership operations.

          . On March 4, 2002, Leisure Services Corporation (LSC), a wholly-owned Company subsidiary was incorporated in Nevada. LSC will be responsible for all Company customer contacts and relationships. On March 29, 2002, LSC entered into a Management Agreement to perform management and related services for Adventure Bound, Inc., a Tempe, Arizona provider of travel and travel related services. The Company, through LSC and Adventure Bound, Inc., intends to offer travel and travel related services to its customers and potential customers. On May 14, 2002, LSC amended the management agreement to perform management and related services for Cheap Seats, Inc. a wholly-owned subsidiary of LCAC. The Company, through LSC and Adventure Bound, Inc., in conjunction with Cheap Seats, intends to offer tour, travel and travel related services to its current and potential customers.

          . On March 20, 2002, Leisure Resorts Corporation ("LRC") a wholly-owned Company subsidiary was incorporated in Nevada. LRC will perform all vacation ownership resort and related homeowner association management services which were previously performed by LHC.

          . On March 21, 2002, the Company entered into a letter of intent with Raintree Resorts International, Inc. (Raintree). Under the terms of the proposed agreement, Raintree will become a wholly owned subsidiary of the Company. The transaction is subject to the successful completion of an inspection period, signing of a definitive purchase and sale agreement, and the appropriate approval of both Companies. Raintree is a developer, marketer and operator of luxury vacation ownership resorts in North America with resorts in Mexico, the United States and Canada. On May 5, 2002, the Company amended its Letter of Intent with Raintree to acquire three operations and properties in an initial transaction to be closed on or before June 1, 2002; to perform due diligence on the remaining properties; to negotiate with the Senior Debenture Holders of Raintree; and to complete all transactions on or before December 31, 2004.

6.   Commitments and Contingencies

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

7.   Subsequent Events

          . On April 17, 2002, Preferred Equities Corporation's ("PEC") name was changed to Leisure Homes Corporation ("LHC"). LHC will continue PEC's current lines of business and operations except resort management operations will now be performed by LRC.

          . The Company has incorporated Leisure Industries Corporation of America, Inc. in Delaware and proposes, subject to stockholder approval, to merge into that company and thus change its corporate domicile from New York to Delaware. In anticipation of the name change, the Company changed its NASDAQ trading symbol from "MEGO" to "LESR" on April 15, 2002. The Company's wholly-owned subsidiary, Preferred Equities Corporation, changed its name to Leisure Homes Corporation. The Company also formed two new subsidiaries, Leisure Resorts Corporation and Leisure Services Corporation. Leisure Resorts Corporation will perform all vacation ownership resort and related homeowner management services. Leisure Services Corporation will be responsible for all of the Company's customer contacts and relationships.

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

          . On April 19, 2002, LHC and Cedant Corporation ("Cendant") mutually agreed to terminate that certain AGREEMENT ("Agreement") entered into as of April 18, 1995 by between LHC and Cedant. Under the Agreement, LHC was granted a license to use the name "Ramada Vacation Suites" in the sale of LHC's vacation ownership product. LHC and Cendant have agreed that on or before May 1, 2002, LHC and its affiliates will delete any and all references to the names "Ramada" and "Ramada Vacation Suites" in its sales, marketing and resort operations. All signage using the "Ramada" and "Ramada Vacation Suites" names is to be removed on or before September 30, 2002. The Company will continue as a Ramada franchisee for the hotel premises located at its Orlando, Florida vacation ownership resort. In consideration of the termination of the Agreement, LHC has agreed to enter into consulting agreements with Resorts Condominiums International ("RCI") a Cendant subsidiary, or certain of RCI's subsidiaries and affiliates, in an amount not to exceed $300,000.00. The termination of the Agreement will eliminate the Company's payment to Cendant of approximately $2,000,000.00 a year. It is unknown whether the discontinuance of the Company's use of the "Ramada" and "Ramada Vacation Suites" names will have a negative affect on sales.

8.   Restructuring Charges

     In January, 2002 the Company's Board of Directors approved a business restructuring. Among other things, this restructuring included: seven terminations at senior management levels; relocation of corporate office facilities from 1500 E. Tropicana Avenue and 4310 Paradise Road to newer office facilities in closer proximity to one another; discontinuance of the license agreement with Cendant Corporation whereby the Company licensed the use of the mane "Ramada Vacation Suites" in its vacation ownership and resort operations; and approval of change in the name of the resort facilities from "Ramada Vacation Suites" to "Leisure Resorts".

     As a result of these restructurings, the Company recorded a non-recurring charge of $2.5 million. Included in this total were: severance benefits associated with former senior management and officers of approximately $1.9 million; future rental expense to be incurred on vacated office space of $311,000; and non-cash charges associated with the termination of the Cendant license agreement in the amount of $308,000. As of March 31, 2002 the Company has paid in cash $814,000 and expects to pay the remainder by the end of fiscal 2002. Restructuring charges, in certain cases, are based on estimates and subject to change; however, the Company does not believe revisions to the above estimates will be material.

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

     The following discussion and analysis should be read in conjunction with the Company's Form 10-KT for the year ended December 31, 2001, and the Condensed Consolidated Financial Statements, including the notes thereto, contained elsewhere herein.

General

     The business of the Company is the marketing, financing and sale of vacation ownership interests, retail lots and land parcels, servicing receivables related to the purchase money financing of vacation ownership and land sales and managing vacation ownership. LHC provides financing to purchasers of its vacation ownership interests and land. This financing is generally evidenced by notes secured by deeds of trust and mortgages. These notes receivable are payable over a period up to twelve years, bear interest at rates generally ranging from 12.5% to 15.5%, and require equal monthly installments of principal and interest.

     LHC has entered into financing arrangements with certain purchasers of vacation ownership interests and land parcels whereby a 5% interest rate is charged on those sales where the aggregate down payment is at least 50% of the purchase price and the balance is payable in 36 or fewer monthly payments. Notes receivable of $4.7 million at March 31, 2002 and $5.7 million at December 31, 2001 were made under such arrangement.

     The Company recognizes revenue primarily from sales of vacation ownership interests and land sales in resort areas, interest income, gain on sale of receivables, financial income from servicing the related receivables and management fees from operating and managing vacation ownership. LHC periodically sells its consumer receivables while generally retaining the servicing rights. Revenue from sales of vacation ownership interests and land is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of vacation ownership interests and 20% of the sales price for land sales. Land sales typically meet these requirements within three to ten months of closing and sales of vacation ownership interests typically meet these requirements at the time of sale. The sale price is recorded as revenue and the allocated cost related to such net revenue of the vacation ownership interest or land parcel is recorded as expense in the period that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

     Notes receivable with payment delinquencies of 90 days or more have been considered in determining the allowance for cancellations. Cancellations occur when the note receivable is determined to be uncollectible and the related collateral has been recovered or is in the process of being recovered. Cancellation of a note receivable in the quarter the related sales revenue is recognized is accounted for as a reversal of the revenue with an adjustment to cost of sales. Cancellation of a note receivable subsequent to the quarter the revenue was recognized is charged to the allowance for cancellations.

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

     Gain on sale of receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. To obtain fair values on the retained interests (both at the point of the related receivable sale and periodically thereafter) the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of certain key assumptions including: default dates; rates of prepayment; loss reserve rates and discount rates commensurate with the risks involved.

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

     Provision for cancellations relating to notes receivable is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes receivable. LHC records provision for cancellations at the time revenue is recognized, based on historical experience and current economic factors. The related allowance for cancellations represents LHC's estimate of the amount of the future credit losses to be incurred over the lives of the notes receivable. The allowance for cancellations is adjusted for actual cancellations experienced, including cancellations related to previously sold notes receivable which were reacquired pursuant to the recourse obligations discussed herein. Such allowance is also reduced to establish the separate liability for reserve for notes receivable sold with recourse. LHC's judgment in determining the adequacy of this allowance is based upon a periodic review of its portfolio of notes receivable. These reviews take into consideration changes in the nature and level of the portfolio, historical cancellation experience, current economic conditions which may affect the purchasers' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality. Changes in the allowance as a result of such reviews are included in the provision for cancellations.

     Fees for servicing notes receivable originated by LHC and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such notes receivable and are recognized when earned. Interest received on notes receivable sold, less amounts paid to investors, is reported as financial income. Retained interests in receivables sold are amortized systematically to reduce notes receivable servicing income to an amount representing normal servicing income and the present value discount. Late charges and other miscellaneous income are recognized when collected. Costs to service notes receivable are recorded to expense as incurred. Interest income represents the interest received on loans held in LHC's portfolio, the accretion of the discount on the retained interests in receivables sold and interest on cash funds.

     Total costs and expenses consist primarily of marketing and sales expenses, general and administrative expenses, direct costs of sales of vacation ownership interests and land, depreciation and interest expense. Marketing and sales costs directly attributable to unrecognized sales are accounted for as deferred selling costs until such time as the sale is recognized.

     Land sales as of March 31, 2002, exclude $17.6 million of sales not yet recognized under generally accepted accounting principles since the requisite payment amounts have not yet been received or the respective rescission periods have not yet expired. Of the $17.6 million unrecognized land sales, the Company estimates that it will ultimately recognize $15.0 million of revenues, which would be reduced by a related provision for cancellations of $2.6 million, estimated deferred selling costs of $3.73 million and cost of sales of $3.0 million, for an estimated net profit of $6.0 million.

Results of Operations

Three Months Ended March 31, 2002 compared to Three Months Ended February 28,
2001

     Total revenues for the Company decreased 14.4% or $3.5 million to $20.8 million during the three months ended March 31, 2002 from $24.2 million during the three months ended February 28, 2001. The net decrease was primarily due to a net decrease of $3.5 million in vacation ownership interest and land sales to $15.5 million during the three months ended March 31, 2002 from $18.9 million during the three months ended February 28, 2001 vacation ownership interest sales decreased by $4.5 million and land sales increased by $1.0 million and an increase in interest income to $4.0 million during the three months ended March 31, 2002 from $3.6 million during the three months ended February 28, 2001.

     Interest income increased to $4.0 million during the three months ended March 31, 2002 from $3.6 million for the three months ended February 28, 2001, an increase of 13.6%, primarily due to an increase in notes receivable balance during the period.

     Total costs and expenses for the Company decreased to $23.4 million for the three months ended March 31, 2002 from $23.9 million for the three months ended February 28, 2001, a decrease of 2.1%. The decrease resulted primarily from the net effect of the following: a decrease in direct costs of vacation ownership interest sales to $1.5 million from $2.5 million, a decrease of 40%; and, a decrease to $8.8 million from $11.1 million in marketing and sales expense, a decrease of 20%. As there are substantially variable cost elements in marketing and sales, the percentage of marketing and sales expenses to gross sales would remain relatively constant in periods of lower sales. As the tourism industry has experienced an economic downturn since the September 11, 2001 terrorist attacks, the Company believes that the decline in sales volume is directly related to such events, but is unable to quantify the sales volume decline that is directly attributable to such events.

     Interest expense increased to $3.2 million during the first 2002 quarter from $3.1 million during the first 2001 quarter, an increase of 2.7%.

     A pretax loss of $2.6 million was recorded during the first 2002 quarter compared to pretax income of $0.4 million earned during the first 2001 quarter.

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

     As a result of these restructurings, the Company recorded a non-recurring charge of $2.5 million. Included in this total where: severance benefits associated with former senior management and officers of approximately $1.9 million; future rental expense to be incurred on vacated office space of $311,000; and non-cash charges associated with the termination of the Cendant license agreement in the amount of $308,000. As of March 31, 2002 the Company has paid in cash $814,000 and expects to pay the remainder by the end of fiscal 2002. Restructuring charges, in certain cases, are based on estimates and subject to change; however, the Company does not believe revisions to the above estimates will be material.

     An income tax benefit of $0.8 million was recorded for the period ended, March 31, 2002 compared to an income tax benefit of $0 recorded for the period ended, February 28, 2001. The income tax calculation for the period ended, February 28, 2001 was reduced due to the use of net operating loss carry forwards which were previously fully reserved and were used to offset income on a consolidated basis. Income taxes are recorded based on an ongoing review of related facts and circumstances.

     Net loss applicable to common stock amounted to $1.6 million during the period ended, March 31, 2002 compared to net income applicable to common stock of $0.4 million during the period ended, February 28, 2001, primarily due to the foregoing.

Liquidity and Capital Resources

     The following discussion relates to our financial position at March 31, 2002 and the results of our operations for the period then ended. In January, 2002, the Company's new management adopted a business plan contemplating, among other things, the substantial expansion of our vacation resort business, and the initiation and acquisition of businesses that complement our vacation resort business. See "Business - Recent Events" for a discussion of the elements of our business plan. This change in our business model, as well as the risks and uncertainties inherent in our historical business, are expected to cause our results of operations and the components thereof to change materially in the future. In addition, we will require substantial additional capital in the near term to implement certain elements of our business plan, including the acquisition of the three properties from Raintree and other businesses. There is no assurance that we will be able to raise the necessary capital in a timely manner and on terms acceptable to us. Any failure to raise the necessary capital may have a material adverse effect on our operations and financial results.

     At March 31, 2002, no commitments existed for material capital expenditures. However, if the Company completes the transactions contemplated by the outstanding Letters of Intent as stated in Item 1 and adheres to the Company's business plan, the Company will incur material capital expenditures in the future.

     At March 31, 2002, the Company had arrangements, as amended for subsequent agreement revisions, with institutional lenders for the financing of receivables in connection with sales of vacation ownership interests and land and the acquisition of vacation ownership properties and land, which provide for lines of credit of up to an aggregate of $167.0 million. Such lines of credit are secured by vacation ownership and land receivables and mortgages. At March 31, 2002, an aggregate of $120.9 million was outstanding under such lines of credit and $46.1 million was available for borrowing (subject to the availability of qualified collateral). Under the terms of these lines of credit, LHC may borrow 65% to 90% of the balances of the pledged vacation ownership and land receivables.

LHC is required to comply with certain covenants under these agreements which, among other things, require LHC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that LHC maintains a minimum tangible net worth of $27.5 million. At March 31, 2002, LHC's tangible net worth was $36.8 million. Summarized lines of credit information and accompanying notes relating to these lines of credit outstanding at March 31, 2002, consist of the following:

(thousands of dollars)

                  Outstanding at       Maximum           Revolving
     Lender       March 31, 2002       Amounts      Expiration Date (a)     Maturity Date (a)         Interest Rate
     ------       --------------     -----------   ---------------------   --------------------    --------------------
Finova            $      57,780      $  65,000     December 31, 2002         2/28/02 - 5/15/10     Prime +  2.0 - 2.25%
Textron                  28,652         35,000     December 1, 2002        12/31/02 - 12/31/05     Prime +  2.0 - 3%
GE Capital               27,178         40,000     April 30, 2003          March 30, 2006          Libor +  4.0 - 4.25%
HSBC                        165              -     Inactive                February 6, 2006        Prime +  1.0%
Capital Source            5,791         27,000     9/11/03 - 3/11/05       August 11, 2005         Prime +  2.5%
                  -------------      ---------     September 11, 2003      March 11, 2005
                  $     119,566      $ 167,000
                  =============      =========

(a) As it has typically done in the past, management expects the Revolving Expiration Date and Maturity Date on similar terms. When the Revolving Expiration Date expires as shown, the loans convert to term loans with maturities as stated or extended.

     LHC is required to comply with certain financial and non-financial covenants under these line of credit agreements. Among other things, these agreements require LHC to meet certain minimum tangible net worth requirements, maintain certain liabilities to tangible net worth ratios and maintain marketing & sales and general & administrative expenses, as defined, relative to net processed sales for each rolling 12-month period below a certain percentage. The maximum percentage related to costs and expenses referred to above has been exceeded in the last four quarters. This does not constitute an Event of Default as defined under this loan agreement, or this line of credit; however, it gives the lender the option to suspend advances to LHC. The lender has not elected to exercise this option, but has continued to make regular advances and has verbally informed LHC that it intends to continue such advances. The maximum loan-to-value ratio referred to above was exceeded in the last two quarters. As a result, there presently exists the right of the Lender to declare an Event of Default as defined under this loan agreement, or this line of credit. Default of the loan-to-value ratio, under this line, can only cause the lender to cease advance to the Company. The lender has agreed to forbear from exercising any of its remedies under the loan agreement through July 31, 2002 as set forth in the side letter dated January 3, 2002. In exchange for the lender agreeing to the provisions of the side letter, the Company was required to pay the lender $250,000. Under this letter, the Company has pledged additional eligible receivables on a schedule to bring this line into compliance by July 31, 2002.

     Scheduled maturities of the Company's notes and contracts payable are as follows:

                Period Ended March 31,                   (thousands of dollars)
                ----------------------


                          2002.........................        $    5,533
                          2003.........................             5,549
                          2004.........................            13,605
                          2005.........................            18,356
                          2006.........................            28,198
                          Thereafter...................            56,380
                                                               ----------
                                    ...................        $  127,621
                                                               ----------

     A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below:

     (thousands of dollars)
                                                       March 31,   February 28,
                                                     --------------------------
                                                         2002          2001
                                                     -----------    -----------
     Marketing and selling expenses attributable
        to recognized and unrecognized sales         $     9,037    $    22,025
     Less:  Down payments                                 (2,438)        (6,375)
                                                     -----------    -----------
     Cash Shortfall                                  $     6,599    $    15,650
                                                     ===========    ===========

     The Company sells notes receivable subject to recourse provisions as contained in each agreement. At December 31, 2001, total sold notes receivable was $47.0 million. The Company is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables generally at the option of the purchaser. The repurchase provisions provide for substitution of receivables as recourse for $49.4 million of sold notes receivable and cash payments for repurchase relating to $6.6 million of sold notes receivable.

The undiscounted amounts of the recourse obligations on such notes receivable were $3.1 million and $3.6 million at March 31, 2002 and December 31, 2001, respectively. LHC continually reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

     The components of the Company's debt, including lines of credit consist of the following:

(thousands of dollars)                                  March 31,   December 31,
                                                          2002          2001
                                                      ------------  ------------
Notes collateralized by receivables                   $    104,725  $    106,599
Mortgages collateralized by real estate properties          15,313        14,781
Installment contracts and other notes payable                7,583        10,150
                                                      ------------  ------------
        Total                                         $    127,621  $    131,530
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

     Changes in the aggregate of the allowance for cancellations, including the reserve for notes receivable sold with recourse for the three months ended March 31, 2002 consisted of the following:

(thousands of dollars)                                                March 31,
                                                                        2002
                                                                     ----------
Balance at beginning of period                                       $   18,470
     Provision for cancellations                                          1,342
     Amounts charged to allowance for cancellations, net                 (3,312)
                                                                     -----------
                                                                         16,500
     Reserve for notes sold with recourse                                (3,131)
                                                                     -----------
Allowance for cancellations                                              13,369
                                                                     ===========

March 31, 2002 compared to December 31, 2001


     Cash and cash equivalents increased to $3.3 million at March 31, 2002 from $1.7 million at December 31, 2001.

     Notes receivable, net, increased 2.4% to $112.0 million at March 31, 2002 from $109.3 million at December 31, 2001.

     Land and improvements inventory and vacation ownership interests held for sale increased 11.3% to $19.9 million at March 31, 2002 from $17.9 million at December 31, 2001.

     (thousands of dollars)

                                                      March 31,    December 31,
                                                    ------------   ------------
                                                        2002          2001
                                                    ------------   ------------
     Vacation ownership interests                   $     18,029   $     13,771
     Vacation ownership interests in development           1,858          4,094
                                                    ------------   ------------

     Total                                          $     19,887   $     17,865
                                                    ============   ============

     Notes and contracts payable increased 3.0% to $127.6 million at March 31, 2002 from $131.5 million at December 31, 2001. Stockholders' equity increased 20.6% to $25.8 million at March 31, 2002 from $21.4 million at December 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There was no material change for the quarter ended March 31, 2002 in the information about the Company's "Quantitative and Qualitative Disclosures About Market Risk" as disclosed in its Annual Report on Form 10-KT for the year ended December 31, 2001.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

     There has been no material change in the status of litigation reported in the Company's Annual Report on Form 10-KT for the year ended December 31, 2001.

Item 2.  Changes in Securities

On January 18, 2002, the Company issued 750,000 shares of its Common Stock to LC Acquisition Corp. for cancellation of indebtedness in the amount of $3,000,000. The Company issued 500,000 shares to Charles K. Stewart, as assignee of the purchase commitment of Doerge Capital Management. These transactions were approved by the stockholders of the Company at a meeting held on January 17, 2002. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

In January, 2002, the Company issued a warrant to purchase 175,000 shares of Common Stock at $4.00 per share to Roan/Meyer Associates, LP as compensation for financial advisory services. The issuance of the warrant was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. The warrant has been exercised in full and the resale of the shares issued upon exercise of the warrant has been registered under the Securities Act.

During the quarter ended March 31, 2002, the Company issued for $4.40 per share a total of 226,767 shares of Common Stock and warrants to purchase 226,767 shares at an exercise price of $5.00 per share. The warrants are callable if the underlying Common Stock trades for $7.00 per share for a consecutive period of ten days. The purchasers of the shares were Stonestreet Limited Partnership, Perg Galleon LLC, Michael D. Brown, Jeffrey Catuara, Robert W. Baird, Hazlett Burt & Watson and William C. White. The issuance of the shares and accompanying warrants was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 3.  Sale of Central Nevada Utilities Company

On April 11, 2002, LHC's wholly owned subsidiary, Central Nevada Utilities Company completed the sale of substantially all of its assets to Utilities, Inc. for $5,500,000. $5,200,000 was used to pay the Subordinated Debt in full. This sale is not expected to have a significant impact on the Company's 2002 results of operation. The Company estimates that the gain on the sale of CNUC to be approximately $371,000.

Item 4.  Exhibits and Reports on Form 8-K

     Exhibits
     --------

Exhibit        Description
-------        -----------
Number
------

     10.238 Termination Agreement dated January 17, 2002 between The Company Corp and Jerome J. Cohen.

     10.239 Employment Agreement dated January 17, 2002 between The Company Corp and Herbert B. Hirsch.

     10.240 Amended, Restated and Increased Receivables Promissory Note No. 2 for $40,000,000 dated December 20, 2001 by Preferred Equities Corporation to Heller Financial Inc.

     10.241 Purchase Money Promissory Note between M & J Wilkow as agent for The Villas at Monterey Limited Partnership and Tango Bay of Orlando for $5,927,164.65 dated August 15, 2001.

     10.242 Letter Agreement and Amendment No. 4 dated January 3, 2002 between Preferred Equities Corporation and FINOVA Capital Corporation regarding the Biloxi Property.

     10.243 Letter Agreement dated January 23, 2002 between FINOVA Capital Corporation and Preferred Equities Corporation regarding the purchase of the Great Vacations Resort of Hershey.

     10.244 Loan and Security Agreement dated March 11, 2002 for Acquisition and for Construction of 158 Ida with Promissory Notes and First Modification Agreement for Receivables between Preferred Equities Corporation and Capital Source Finance LLC.

     10.245 Employment Contract by and between The Company Corporation and Jon Arlington Joseph dated January 1, 2002.

     A report on Form 8-K was filed on January 30, 2002. This form 8-K refers to the Company's change in control, reporting the consummation of the transactions reported in December.

     A report on Form 8-K was filed on March 1, 2002. This form 8-K refers to the Company's change in fiscal year, reporting the Board's decision to change the fiscal year from August 31st to December 31st.

     A report 8-K was filed on March 1, 2002. This form 8-K refers to the Company's other events, reporting the sale to Charles Stewart of 500,000 shares pursuant to the assignment to and assumption by him of the Doerge subscription agreement.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MEGO FINANCIAL CORP.


                                             By: /s/ Robert S. Understein
                                                -------------------------------
                                                 Robert S. Understein
                                                 Chief Financial Officer



Date: May 21, 2002