Form 10-Q
period 2002-06-30
MEGO FINANCIAL CORP
filed 2002-08-14
CIK 736035

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q
(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 2002, there were 6,009,310 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.
================================================================================

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES


                                      INDEX



                                                                        Page
                                                                        -----
PART  I      FINANCIAL  INFORMATION  (unaudited)

Item  1.     Condensed  Financial  Statements

             Condensed Consolidated Balance Sheets at June 30, 2002 and
             December 31, 2001                                             1

             Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 2002 and May 31, 2001     2

             Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2002 and May 31, 2001               3

             Notes to Condensed Consolidated Financial Statements          5

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk   23

PART  II     OTHER  INFORMATION

Item  1.     Legal  Proceedings                                           24

Item  2.     Changes  in  Securities                                      24

Item  3.     Defaults  Upon  Senior  Securities                           24

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders  24

Item  5.     Other  Information                                           24

Item  6.     Exhibits  and  Reports  on  Form  8-K                        24

Signatures                                                                26

PART I                    FINANCIAL INFORMATION

ITEM 1.                    CONDENSED FINANCIAL STATEMENTS

                                            MEGO FINANCIAL CORP. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (thousands of dollars)
                                                         (unaudited)

ASSETS                                                                                   JUNE 30, 2002    DECEMBER 31, 2001
                                                                                        ---------------  -------------------
Cash and cash equivalents                                                               $        1,550   $            1,271
Restricted cash                                                                                  7,551                6,708
Notes receivable, net of allowance of $13,407 and $14,557
  at June 30, 2002 and December 31, 2001, respectively                                         114,469              109,347
Retained interests in receivables sold                                                           2,948                3,688
Vacation ownerships held for resale                                                             19,784               17,865
Land and improvements inventory                                                                  2,540                2,757
Assets available for sale                                                                        3,382                3,468
Property and equipment, net                                                                      9,678                9,690
Deferred financing costs, net                                                                    1,953                2,071
Deferred selling costs                                                                           3,901                5,422
Other assets                                                                                    13,580               15,409
Assets related to discontinued operations                                                            -               15,156
                                                                                        ---------------  -------------------

          TOTAL ASSETS                                                                  $      181,336   $          192,852
                                                                                        ===============  ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes and contracts payable                                                           $      126,884   $          131,530
  Accounts payable                                                                               3,858                1,873
  Accrued liabilities                                                                           16,322               12,274
  Interest rate swap liabilities                                                                 3,630                2,251
  Deferred income                                                                                2,790                2,097
  Reserve for notes receivable sold with recourse                                                2,757                3,560
  Customer deposits                                                                              1,804                2,831
  Deferred income taxes                                                                              -                1,289
  Liabilities related to discontinued operations                                                     -                9,545
                                                                                        ---------------  -------------------

          Total liabilities before subordinated debt                                           158,045              167,250
                                                                                        ---------------  -------------------

Subordinated debt                                                                                    -                4,211

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value (authorizedshares, none                                            -                    -
    issued and outstanding)
  Common stock, $.01 par value (authorizedshares;  6,013,400 shares
    issued and outstanding at June 30, 2002 and 3,500,557 shares at December 31, 2001)              60                   35
  Additional paid-in capital                                                                    20,992               13,068
  Retained earnings                                                                              4,635                9,773
  Accumulated other comprehensive loss                                                          (2,396)              (1,485)
                                                                                        ---------------  -------------------

          Total stockholders' equity                                                            23,291               21,391
                                                                                        ---------------  -------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $      181,336   $          192,852
                                                                                        ===============  ===================

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       -------------------------  -----------------------
                                                         JUNE 30,      MAY 31,     JUNE 30,      MAY 31,
                                                           2002         2001         2002         2001
                                                        -----------  -----------  -----------  -----------
REVENUES                                                              (Restated)                (Restated)
  Vacation ownership sales                              $    8,428   $   17,331   $   17,585   $   30,958
  Land sales                                                 6,639        6,418       12,963       11,740
  Interest income                                            4,173        3,965        8,207        7,515
  Financial income                                             134          844          326        1,694
  Loss on sale of investments and other assets                  (9)         (19)           (9)        (19)
  Other                                                      1,042        1,127        2,162        2,059
                                                        -----------  -----------  -----------  -----------
          Total revenues                                    20,407       29,666       41,234       53,947
                                                        -----------  -----------  -----------  -----------

COSTS AND EXPENSES
  Direct cost of:
    Vacation ownership sales                                 1,341        3,069        2,821        5,524
    Land sales                                                 844          964        1,928        1,741
  Interest expense                                           3,016        3,006        6,186        6,054
  Marketing and sales                                        9,589       13,260       18,435       24,317
  General and administrative                                 6,874        4,920       11,424        9,329
  Provision for cancellations                                1,882        3,118        3,224        4,874
  Depreciation                                                 661          333        1,095          684
  Restructuring charges                                          -            -        2,480            -
                                                        -----------  -----------  -----------  -----------
          Total costs and expenses                          24,207       28,670       47,593       52,523
                                                        -----------  -----------  -----------  -----------


(LOSS) INCOME FROM CONTINUING OPERATIONS                    (3,800)         996       (6,359)       1,424
   BEFORE INCOME TAX BENEFIT

INCOME TAX BENEFIT                                             (67)        (121)        (854)        (112)
                                                        -----------  -----------  -----------  -----------


(LOSS) INCOME FROM CONTINUING OPERATIONS                    (3,733)       1,072       (5,505)       1,536

Discontinued operations
  Income (loss) from discontinued operations                   324          (90)         556          (55)

  Income tax expense                                          (130)          31         (189)           -
                                                        -----------  -----------  -----------  -----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX         194          (59)         367          (36)

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK            $   (3,539)  $    1,013   $   (5,138)  $    1,500
                                                        ===========  ===========  ===========  ===========

NET (LOSS) INCOME PER COMMON SHARE
  Basic and diluted:
    From continuing operations                          $    (0.67)  $     0.31   $    (1.12)  $     0.44
    From discontinued operations                              0.03        (0.02)        0.07        (0.01)
                                                        -----------  -----------  -----------  -----------
     Net (loss) income                                  $    (0.64)  $     0.29   $    (1.05)  $     0.43
                                                        ===========  ===========  ===========  ===========

    Weighted-average number of common shares             5,533,987    3,500,557    4,899,888    3,500,557
                                                        ===========  ===========  ===========  ===========


                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (thousands of dollars, except per share amounts)


                                                                                          SIX MONTHS ENDED
                                                                                         -------------------
                                                                                         JUNE 30,    MAY 31,
                                                                                           2002       2001
                                                                                         ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                                                      $ (5,138)  $  1,500
                                                                                         ---------  ---------
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Charges to allowance for cancellations                                                 (2,127)    (4,571)
    Provision for cancellations                                                             3,224      4,874
    Gain on sale of business                                                                 (542)         -
    Cost of vacation ownership interest and land sales                                      4,749      7,265
    Depreciation                                                                            1,095        684
    Repayments on notes receivable                                                         14,801     24,459
    Additions to notes receivable                                                         (21,823)   (42,426)
    Purchase of land and vacation ownership interests                                      (6,451)    (4,794)
  Changes in operating assets and liabilities:
    Restricted cash                                                                          (843)    (2,245)
    Retained interests in receivables sold                                                    740       (522)
    Deferred financing costs                                                                  118       (123)
    Deferred selling costs                                                                  1,521       (435)
    Other assets                                                                            1,829      2,432
    Accounts payable                                                                        1,985        (61)
    Accrues liabilities                                                                     4,048     (2,058)
    Interest rate swap liability                                                              468        348
    Deferred Income                                                                           693      1,477
    Customer deposits                                                                      (1,027)        49
    Deferred income taxes                                                                  (1,289)      (293)
    Assets related to discontinued operations                                                 414         26
    Liabilities related to discontinued operations                                             25        115
                                                                                         ---------  ---------
          Net cash provided by (used in) operating activities                              (3,530)   (14,299)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                         (997)      (434)
  Proceeds from the disposition of business                                                 5,714          -
                                                                                         ---------  ---------
          Net cash provided by (used in) investing activities                               4,717       (434)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                                                 20,581     37,020
  Reduction of debt                                                                       (25,227)   (21,641)
  Payments on subordinated debt                                                            (4,211)       (75)
  Proceeds from issuance of common stock                                                    7,949          -
                                                                                         ---------  ---------
          Net cash provided by (used in) financing activities                                (908)    15,304

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          279        571

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                               1,271         15
                                                                                         ---------  ---------

CASH AND CASH EQUIVALENTS END OF PERIOD                                                  $  1,550   $    586
                                                                                         =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for interest,
    net of amounts capitalized                                                           $  6,453   $  5,969


Cautionary  Notice  Regarding  Forward-Looking  Statements

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectations and estimates as to the Company's business operations, including the introduction of new vacation ownership and land sales programs and future financial performance, including growth in revenues, net income and cash flows. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions.

     The economic downturn in the tourism industry following the September 11, 2001 terrorist attacks had an adverse impact on the operating results of the Company's first fiscal quarter, which impact has continued through the current quarter. While management believes this event will not have a material effect on the operations in the future, there can be no assurance that the travel and tourism industry will return to its pre-September 11 levels. The Company has customers who both fly and drive to the various resort locations. At this time, there can be no assurance that the economic downturn, a decrease in travel and anxiety about possible terrorist attacks and the current economic uncertainly within the travel industry will not extend to future periods.

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

     The following discussion and analysis should be read in conjunction with the Company's Form 10-KT for the transition period from September 1, 2001 to December 31, 2001, the Form 10-Q for the quarterly period ended March 31, 2002, the other public filings of the Company including all 8-K's and S-3 filings and the Condensed Consolidated Financial Statements, including the notes thereto, contained elsewhere herein.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)
1.     Basis  of  Presentation

     The accompanying condensed consolidated financial statements present the results of operations, financial position and cash flows of Mego Financial Corp. (the "Company" or "LESR").

     The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. In the opinion of management, the financial information furnished herein reflects adjustments of normal recurring accruals necessary for a fair presentation of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to those financial statements included in our transition report on Form 10-KT for the transition period September 1, 2001 to December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

     In February 2002, the Company changed its fiscal year end from August 31 to December 31. Accordingly, the financial information for the three and six months ended June 30, 2002 is based on the Company's new fiscal year. The information presented for the three and six months ended May 31, 2001 is based on the Company's old fiscal year and is considered to be comparable to the June 30, 2002 information for purposes of this quarterly report.

     Organization

     The Company is a developer and operator of vacation ownership resorts. It provides consumer financing to purchasers of its vacation ownership intervals. Vacation ownership sales and operations are performed through Mego's wholly owned subsidiary, Leisure Homes Corporation ("LHC"), formerly known as Preferred Equities Corporation. LHC also develops and sells parcels of raw land to be used primarily as sites for second and/or vacation homes, and provides consumer financing to the purchasers of the land parcels. By providing financing to virtually all of its customers, LHC originates consumer receivables that it hypothecates, sells and services.

     LHC acquires, develops and markets vacation ownership interests in resorts located in popular high volume vacation destinations such as Steamboat Springs, Colorado (two resort locations); Indian Shores and Orlando, Florida; Honolulu, Hawaii; Las Vegas and Reno, Nevada and Brigantine, New Jersey (adjacent to Atlantic City, New Jersey).

       LHC, through its wholly-owned subsidiary, Leisure Resorts Corporation ("LRC"), manages eight vacation ownership properties and receives management income in connection therewith. Leisure Services Corporation ("LSC"), another wholly owned subsidiary of LHC, provides travel services to the leisure vacation ownership marketplace and customer service to the Company's existing owners.

     The Company has incorporated Leisure Industries Corporation of America, Inc. in Delaware and proposes, subject to stockholder approval, to merge into that company and thus change its name and corporate domicile from New York to Delaware.

     Principles  of  Consolidation

     The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company balances and transactions are eliminated.

     Use  of  Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of sales and expenses during the reporting period and the disclosures of contingent liabilities. Accordingly, actual results could differ from those estimates.

     Earnings  (Loss)  Per  Common  Share

     Basic  earnings  (loss) per common share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same manner as basic earnings (loss) per share, but also gives effect to all dilutive stock options and warrants using the treasury stock method.

     As of June 30, 2002 and December 31, 2001, options to purchase 48,570 shares of common stock at $6.00 per share were outstanding. As of June 30, 2002 warrants to purchase 1,121,020 shares of common stock at prices ranging from $3.00 to $6.00 per share were outstanding. These options and warrants were not included in the computation of diluted earnings per share because the Company generated a loss from operations. The options, which expire on September 2, 2002 through September 22, 2008 and the warrants, which expire on April 20, 2003 through June 25, 2005, were still outstanding at June 30, 2002.

     Sales  of  Notes  Receivable  and  Related  Retained  Interest

     When the Company sells notes receivable, it retains a residual interest in the future cash flows from the portfolio sold and usually retains the associated servicing rights. The sales are generally subject to limited recourse provisions as provided in the respective notes receivable sales agreements. Under these agreements, the Company is generally obligated to replace or repurchase notes receivable that become 60 to 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables. Reserve for notes receivable sold with recourse represents the Company's estimate of the fair value of future credit losses to be incurred in connection with the recourse provisions of the sales agreements and is shown separately as a liability in the Company's condensed consolidated balance sheets.

     Gain or loss on sale of the receivables depends in part on the previous carrying amount of the notes receivable sold, allocated between the notes sold and the retained interest based on their relative fair value at the date of transfer. To obtain fair values on the retained interests (both at the point of the related receivable sale and periodically thereafter), the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions - default rates, rates of prepayment, loss severity and discount rates commensurate with the risks involved.

     The Company's retained interests in receivables sold are carried at fair value as either derivatives or available-for-sale investments. Unrealized holding gains or losses on the retained interests in notes receivable sold are included in earnings for those transactions structured so that the Company, through its retained interest, receives fixed interest amounts and pays the buyer variable amounts based on a floating interest rate index, as the resulting financial interest meets the definition of a derivative in accordance with SFAS No. 133. Unrealized holding gains, if any, on retained interests in notes receivable sold not meeting the definition of a derivative would be included in shareholders' equity, net of income taxes. Declines in fair value in such retained interests below amortized cost caused by changes in the amount or timing of cash flows to be received are reflected in earnings.

    Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.     New  Accounting  Standards

     The Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") began a project to address the accounting for timeshare transactions in 1997. The proposed guidance is currently in the drafting stage of the promulgation process and no formal exposure draft has been issued to date; therefore, the Company is unable to assess the possible impact of this proposed guidance. Currently, it is likely that a final pronouncement on timeshare transactions will not be effective until the Company's fiscal year 2004.

     In  June  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and is effective for any business combination accounted for by the purchase method completed after June 30, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Effective for fiscal years beginning after December 15, 2001, other intangible assets will continue to be amortized over their useful lives. The provisions of SFAS 141 and 142 were adopted by the Company effective January 1, 2002. The adoption of SFAS 141 and 142 did not have any impact on the results of operations or financial position of the Company.

     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in August 2001. This statement is effective for fiscal years beginning after December 15, 2003. This new statement is not expected to have any impact on the results of operations or financial position of the Company.

     In December 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that is applicable to the Company's fiscal 2002 financial statements. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provide a single accounting model for the disposition of long-lived assets. In the first quarter of 2002, the Company adopted SFAS No. 144, which resulted in the financial statement presentation of Central Nevada Utilities Corporation ("CNUC") and its operating results as discontinued operations (See Note 4 below).

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS No. 145 is effective for transactions occurring after May 15, 2002, and is not expected to have a material impact on the results of operations or financial position of the Company.

     FASB Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, and is not expected to have a material impact on the results of operations or financial position of the Company.

3.     Interest  Rate  Swaps

     To manage its exposure to interest rate risk in August 2000, the Company entered into an interest rate swap agreement with a notional amount of $25 million that expires in August 2005. The Company entered into another similar interest rate swap agreement in August 2001 for a notional amount of $20 million that expires in August 2006. The swaps convert the floating interest rate on certain of the Company's long-term debt obligation into fixed interest rates. At June 30, 2002, and December 31, 2001, the fair value of the swaps was approximately $3.6 million and $2.3 million, respectively. Management has determined these agreements are not required based on the economic climate and its future operations. Management intends to seek ways to terminate or reduce the obligations of these agreements in the future. Such termination or elimination could have a negative effect on the Company's operating results.

4.  Discontinued  Operations

     On October 2, 2001, CNUC entered into an agreement with Utilities Inc. providing for the acquisition by Utilities Inc. of substantially all of the assets of CNUC for $5.5 million (Asset Sale). Utilities Inc. deposited in escrow $500,000 of the purchase price to assure its performance of the agreement. The transaction was subject to the approval of the Nevada Public Utilities Commission. The transaction was approved on April 9, 2002. On April 11, 2002, the sale was consummated by the Company. As a result the Company has recognized a gain on sale of approximately $542,000. The net proceeds of $5.2 million was used to repay the Subordinated Debt and accrued interest and the at-risk payment. At December 31, 2001 significant assets included in discontinued operations consisted of cash of $429,000, restricted cash of $927,000, property and equipment, net, of approximately $12.0 million. At

December 31, 2001 significant liabilities included in liabilities from discontinued operations consisted of accrued liabilities of approximately $9.4 million, and deferred revenue of $185,000. Discontinued operations for the three months ended June 30, 2002 included and May 31, 2001 revenues of $6,000 and $357,000. Discontinued operations for the six months ended June 30, 2002 and May 31, 2001 included revenues of $453,000 and $745,000.

5.   Inventory

     Vacation ownership inventory consist of the following (in thousands)

                                                       June 31,  December 31,
                                                         2002       2001
                                                      ---------- ------------

     Vacation ownership interests                      $17,790     $13,771

     Vacation ownership interests in development         1,994       4,094
                                                      ---------- ------------
                                                       $19,784     $17,865

6.   Comprehensive  Income

     Total comprehensive loss was approximately $4.7 million and $6.0 million for the three and six months ended June 30, 2002. Total comprehensive income was approximately $796,000 and $1.2 million for the three and six months ended May 31, 2001. In both 2002 and 2001 periods, the difference between net income (loss) and total comprehensive income (loss) was due to unrealized losses on interest rate swaps.

7.   Commitments  and  Contingencies

     Litigation - On August 27, 1998, an action was filed in Nevada District Court, County of Clark, No. A 392585, by Robert and Jocelyne Henry, husband and wife, individually and on behalf of all others similarly situated against LHC, LHC's previously wholly-owned subsidiary, CNUC, and certain other defendants. The plaintiffs' complaint asked for class action relief claiming that LHC and CNUC were guilty of collecting certain betterment fees and not providing associated sewer and water lines.

     The court determined that plaintiffs had not properly pursued their administrative remedies with the Nevada Public Utilities Commission ("PUC") and dismissed plaintiffs' complaint, as amended, without prejudice. Notwithstanding their appeal of the dismissal, plaintiffs also filed for administrative relief with the PUC. On November 17, 1999, the PUC found that CNUC, the only defendant over which the PUC has jurisdiction, was not in violation of any duties owed the plaintiffs or otherwise in violation of CNUC's approved tariffs. Subsequent to the PUC's decision, plaintiffs voluntarily dismissed their appeal. On May 4, 2000, plaintiffs re-filed their complaint in Nevada District Court, naming all of the above parties with the exception of CNUC.

     The May 4, 2000 complaint is virtually identical to the amended complaint referred to above and asserts six claims for relief against defendants: breach of deed restrictions, two claims for breach of contract, unjust enrichment, consumer fraud in violation of NRS 41.600 and violation of NRS 119.220, with all claims arising out of the alleged failure to provide water and sewer utilities to purchasers of land in the subdivisions commonly known as Calvada Valley North and Calvada Meadows located in Nye County, Nevada.

     On September 8, 2000, the Company filed a motion to dismiss each of the claims made in the complaint. The Court denied the Company's motion in an order entered on December 19, 2000.

     Plaintiffs then filed a motion to certify class, which defendants opposed. On September 5, 2001, the Court refused to certify a class for the claims of: breach of contract, unjust enrichment, consumer fraud in violation of NRS 41.600 and violation of NRS 119.220. Accordingly, the defendants are no longer subject to class claims for monetary damages. The defendants' only potential liability is for the construction of water and sewer facilities. In July of 2002, the defendants filed a motion for Summary Judgment on which the court has not yet ruled. The case is scheduled for a jury trial on August 13, 2002. The Company does not believe that any likely outcome of this case will have a materially adverse effect on the Company's financial condition or results of operations.

     At various times in the general course of business, the Company and LHC have each been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse effect on its financial condition or results of operations.

     In June 2002, the Company entered into an agreement to lease certain office space, including furniture, fixtures and equipment located at 2280 Corporate Circle, Building 9, Henderson, Nevada, for a period of three years. The lease provides for monthly base rent of approximately $96,000 during the first year; $99,000 during the second year, and 102,000 during the third year.

     In July 2002, the Company entered into an agreement to lease office space located at 2285 Corporate Circle, Henderson, Nevada, for a period of ten years. The Company is required to post a Letter of Credit of $150,000 and to advance an amount of approximately $300,000 for leasehold improvements. The Company expects to commence occupancy on or before November 1, 2002. The lease provides for a monthly base rent of approximately $365,000 with adjustments applied annually.

8.     Restructuring  Costs  and  Other  Charges

     In January 2002, the Company's Board of Directors approved a business restructuring. Among other things, this restructuring included: approval of seven terminations at senior management levels; relocation of corporate office facilities from 1500 E. Tropicana Avenue and 4310 Paradise Road to newer office facilities in closer proximity to one another; discontinuance of the license agreement with Cendant Corporation whereby the Company licensed the use of the name "Ramada Vacation Suites" in its vacation ownership and resort operations; and approval of change in the name of the resort facilities from "Ramada Vacation Suites" to "Leisure Resorts."

     During the quarter ended March 31, 2002, the Company recorded a non-recurring charge of approximately $2.5 million. Included in this total were: severance benefits associated with former senior management and officers of approximately $1.9 million; future rental expense to be incurred on vacated office space of $311,000; and non-cash charges associated with the termination of the Cendant license agreement in the amount of $308,000. As of June 30, 2002, the Company has paid in cash approximately $1.2 million and expects to pay the remainder by the end of December 2002. The Company has incurred and continues to incur substantial non-recurring costs in eliminating the Ramada signage and brand identification at all of its resorts and within its operations. Restructuring charges, in certain cases, are based on estimates and subject to change; however, the Company does not believe revisions to the above estimates will be material.

9.     Promissory  Notes

     During the quarter ended June 30, 2002, the Company issued $2.9 million in promissory notes. Generally, the notes provide for interest at eight percent and are payable one year from the date of issuance. The Company has the option to settle these obligations, in whole or in part, without penalty or premium, with common stock of the Company or cash. If the obligation is settled with the Company's common stock, the holders will receive one warrant for each share of common stock. The number of shares of common stock issued to satisfy the obligation will be based on the amount of debt an accrued interest outstanding in relation to market value of the common stock on the date it is settled. These warrants entitle the holder to purchase one share of common stock at purchase prices ranging from $3.00 to $6.00. The warrants generally expire one year from the date of issuance.

10.     Common  Stock

     During the quarter ended June 30, 2002, the Company sold approximately 1.2 million shares of its common stock for net proceeds of approximately $8.0 million. Included with each of these sales, the purchasers received one warrant for each share of common stock purchased. These warrants entitle the holder to purchase one share of common stock at purchase prices ranging from $4.00 to $6.00. The warrants expire one year from the date of issuance. Under the agreements, the Company has the right to demand exercise, at its discretion, if the Company's common stock trades at $7.00 or more for ten consecutive trading days at any time during the term of the warrants.

11.     Income  Taxes

     Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded related to deferred tax assets if their realization does not meet the "more likely than not" criteria of SFAS 109, "Accounting for Income Taxes."

    The provision for income taxes as reported is different from the tax provision computed by applying the statutory federal rate of 34 percent. The differences are as follows:

                                                    Three Months Ended       Six Months Ended
                                                   ----------------------  ---------------------
                                                      June 30,   May 31,    June 30,     May 31,
                                                        2002      2001        2002        2001
                                                   ------------ ---------  ----------- ---------

(Loss) income before income taxes                  $ (3,539)    $  1,013   $  (5,138)   $  1,500
                                                   ============ =========  =========== =========

Tax at the statutory federal rate                  $ (1,203)    $    344   $  (1,747)   $    510

(Decrease) Increase in income taxes resulting from
   Changes in certain income tax liability reserves                 (268)      2,601        (398)
   Changes in certain income tax asset reserves       1,270            -           -           -
                                                   ------------ ---------  ----------- ---------
Income tax benefits                                $     67      $     76    $   854    $    112

12.     Restatement  -  Three  Months  Ended  November  30,  2000

     Certain amounts have been restated for the three months ended May 31, 2001 in connection with adjustment of net gain on sale of two buildings in accordance with SFAS No. 98, "Accounting for Leases", Sale - Leaseback Transactions Involving Real Estate. To restate the three months ended May 31, 2001, the Company recorded $24,744 gain on sale of investments and other assets, net of tax $12,746. This resulted in net income applicable to common stock of $1.0 million and earnings per share of $0.29 from net income applicable to common stock of $981,000 and earnings per share of $0.28.

13.     Subsequent  Events

     In July 2002, the Company completed a $4.0 million private placement to various accounts managed by Ashford Capital Management in the form of a 7.5 percent convertible debenture due in 2006. At any time, upon written notice, the Company may convert all or any portion of the outstanding principal and interest of the debenture into shares of common stock at a price of $5 per share. According to the terms of the placement, the investors also received 200,000 warrants. These warrants entitle the holder to purchase one share of the Company's common stock at $3.00. The warrants expire one year from the date of issuance.

     The Company entered into an agreement to acquire 2,209 lots in Arizona from Atlantic Development Corporation in an effort to add to its land inventory. The agreement was subject to the completion of registration which is currently in process.

     The Company entered into a sales and marketing agreement with La Quinta Partners to sell and market a new fractional vacation experience at PGA West in Palm Springs, California. Pursuant to the agreement, the Company advanced $300,000. The closing of the agreement is subject to an acceptable appraisal, which has not been completed but is expected to be completed during the third quarter.

     The Company entered into a Letter of Intent to acquire Raintree Resorts International subject to due diligence and future negotiations. In accordance with the provisions of the Letter of Intent, the Company later amended the Letter of Intent to consider the acquisition of only three Raintree properties. These properties were the Cimarron Golf Resort in Palm Springs, California, Whiski Jack in British Columbia and Teton Club in Jackson Hole, Wyoming. In accordance with the business plan of the Company, the negotiations with Raintree and the Board of Directors' review of the due diligence, management was authorized by it Board of Directors to purchase the Cimarron Golf Club in Palm Springs, California. The Board voted not to pursue the purchase of either the Teton Club or Whiski Jack from Raintree. While no assurance can be made that this transaction will be consummated, the Company is in the process of completing the final acquisition documents.

     The Company entered into a Letter of Intent to acquire the Cimarron Golf Club in Palm Springs, California, from OB Sports for a purchase price of $10,800,000. This transaction is subject to the closing of the acquisition of the Cimarron Golf Resort discussed above. While no assurance can be made that this transaction will be consummated, the Company is in the process of completing the final acquisition documents and said transaction has been approved by its Board of Directors at its August, 2002, meeting.

     On August 12, 2002, the Company entered into a Letter of Intent to purchase all of the assets of FareQuest, Inc. FareQuest is an application service provider which searches the websites of major airlines, major regional airlines, and all major aggregator websites to find the lowest airfares on the Internet. Using a universal booking interface it searches, compares, books, and communicates passenger profile information to websites. FareQuest then returns and stores the booking information within the application for future use and reporting. Over 90 travel agencies with an aggregate $15 billion in annual travel sales have agreed to utilize FareQuest for the procurement of web inventory for corporate clients to date.

Issues Affecting Liquidity

   LHC is required to comply with certain financial and non-financial covenants under these lines of credit agreements. Among other things, these agreements require LHC to meet certain minimum tangible net worth requirements, maintain certain liabilities to tangible net worth ratios, maintain marketing and sales and general and administrative expenses, as defined, relative to net processed sales for each rolling 12-month period below a certain percentage and maintain certain interest coverage ratios for each rolling 12 month period. The maximum percentage related to costs and expenses referred to above has been exceeded in the last seven quarters. This does not constitute an Event of Default as defined under this loan agreement, or this line of credit; however, it gives the lender the option to suspend advances to LHC. The lender has not elected to exercise this option, but has continued to make regular advances and has verbally informed LHC that it intends to continue such advances. The maximum loan-to-value ratio referred to above was exceeded in the last five quarters. As a result, the Lender has the right to declare an Event of Default as defined under this loan agreement, or this line of credit. Default of the loan-to-value ratio, under this line, can only cause the lender to cease advances to the Company. The Company has agreed with the Lender that it will, as part of its financial restructuring, (1) not request additional advances pursuant to the terms of the line of credit; (2) effect a payment of the complete line on the earlier of the completion of the Company's financial restructuring or December 31, 2002; and (3) maintain an agreement to loan-to-value ratio with the existing line. As of July 31, 2002, the Company was out of compliance with the loan-to-value ratios by approximately $6,000,000. While the Company believes that the financial restructuring initiated by management will result in repayment or satisfactory restructuring of this indebtedness, there can be no assurance such financial restructuring will be completed to the satisfaction of the lender.

     The interest coverage requirement referred to above has been exceeded according to the terms of two lines of credit. As a result, the lenders have the right to declare an Event of Default as defined under these agreements. Generally, default of the interest coverage ration, under these lines, can only cause the lenders to cease advances to the Company and make the obligation due and payable upon expiration of the required notice period. These covenants have been, from time to time, exceeded in the past with the various lenders forbearing from exercising any of these remedies. Management expects, but cannot assure this practice to continue.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The business of the Company is marketing, financing and sale of vacation ownership interests, retail lots and land parcels; servicing receivables related to the purchase money financing of vacation ownership and land sales; managing vacation ownership resorts; providing sales and marketing services to other vacation ownership resort owners or owners of leisure properties and managing travel services focused on the leisure consumer. LHC provides financing to purchasers of its vacation ownership interests and land. This financing is generally evidenced by notes secured by deeds of trust and mortgages. These notes receivable are payable over a period up to twelve years and bear interest at rates ranging from 12.5 percent to 15.5 percent. Revenue from sales of vacation ownership interests and land is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10 percent of the sales price for vacation ownership interests and 20 percent of the sales price for land parcels. Land sales typically meet these requirements within three to ten months of closing and sales of vacation ownership interests typically meet these requirements at the time of sale. The sale price is recorded as revenue and the allocated cost related to such net revenue is recorded as expense in the period that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

     Notes receivable with payment delinquencies of 90 days or more have been considered in determining the allowance for cancellations. Cancellations occur when the note receivable is determined to be uncollectable, and the related collateral, if any, has been recovered or is in the process of being recovered. Cancellation of a note receivable in the quarter the related sales revenue is recognized is accounted for as a reversal of the revenue with an adjustment to gross sales. Cancellation of a note receivable subsequent to the quarter the revenue was recognized is charged to the allowance for cancellations.

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

     Gain on sale of receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. To obtain fair values on the retained interests (both at the point of the related receivable sale and periodically thereafter), the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of certain key assumptions including; default dates, rates of prepayment, loss reserve rates and discount rates commensurate with the risks involved.

     The Company's retained interests in receivables sold are carried at fair value as either derivatives or available-for-sale investments. Unrealized holding gains or losses on the retained interests are included in earnings for those transactions structured so that the Company, through its retained interests, receives fixed interest amounts and pays the buyer variable amounts based on a floating rate index, as the resulting financial interest meets the definition of a derivative in accordance with Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Unrealized holding gains, if any, on retained interests in receivables sold not meeting the definition of a derivative would be included in shareholders' equity, net of income taxes. Losses in such retained interests are reflected in earnings.

     Provision for cancellations relating to notes receivable is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes receivable. LHC records provision for cancellations at the time revenue is recognized, based on historical experience and current economic factors. The related allowance for cancellations represents LHC's estimate of the amount of the future credit losses to be incurred over the lives of the notes receivable. The allowance for cancellations is adjusted for actual cancellations experienced, including cancellations related to previously sold notes receivable which were reacquired pursuant to the recourse obligations discussed herein. Such allowance is also reduced to establish the separate liability for reserve for notes receivable sold with recourse. LHC's judgment in determining the adequacy of this allowance is based upon a periodic review of its portfolio of notes receivable. These reviews take into consideration changes in the nature and level of the portfolio, historical cancellation experience, current economic conditions that may affect the purchasers' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality. Changes in the allowance as a result of such reviews are included in the provision for cancellations.

     Fees for servicing notes receivable originated by LHC and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such notes receivable and are recognized when earned. Costs to service notes receivable are recorded to expense as incurred. Interest earned on notes receivable sold, less amounts paid to investors, is reported as financial income. Retained interests in receivables sold are amortized systematically to reduce notes receivable servicing income to an amount representing normal servicing income and the present value discount. Late charges and other miscellaneous income are recognized when collected. Interest income represents the interest received on loans held in LHC's portfolio, the accretion of the discount on the retained interests in receivables sold and interest on cash funds.

     Total costs and expenses consist primarily of marketing and sales expenses, general and administrative expenses, direct costs of sales of vacation ownership interests and land, depreciation and interest expense. Marketing and sales costs directly attributable to unrecognized sales are accounted for as deferred selling costs until such time as the sale is recognized.

     Land sales as of June 30, 2002, exclude $12.7 million of sales not yet recognized under generally accepted accounting principles because the requisite payment amounts have not yet been received or the respective rescission periods have not yet expired. Of the $12.7 million unrecognized land sales, the Company estimates that it will ultimately recognize $10.8 million of revenues, which would be reduced by a related provision for cancellations of $1.6 million, estimated deferred selling costs of $3.0 million and cost of sales of $1.7 million, for an estimated net profit of $4.5 million.

Results  of  Operations

Three  Months  Ended  June  30, 2002 Compared to Three Months Ended May 31, 2001

     Total revenues for the Company decreased 31.2 percent or $9.3 million to $20.8 million during the three months ended June 30, 2002 from $29.7 million during the three months ended May 31, 2001. The net decrease was primarily due to: (1) a lack of land inventory; (2) a lack of certain vacation ownership resort inventory; (3) initiation of planned changes in the Company's sales and marketing practices; (4) the reorganization of the Company's management team and operations and (5) the financial restructuring. The result of these primary corporate changes was a net decrease of $8.7 million in vacation ownership interest and land sales from $23.8 million during the three months ended May 31, 2001 to $15.1 million during the three months ended June 30, 2002, and a decrease of $710,000 in financial income to $134,000 for the three months ended June 30, 2002 from $844,000 for the three months ended May 31, 2001. This was partially offset by an increase of $208,000 in interest income from $4.0 million for the three months ended May 31, 2001 to $4.2 million for the three months ended June 30, 2002.

     Gross sales of vacation ownership interests decreased to $8.4 million during the three months ended June 30, 2002 from $17.3 million during the three months ended May 31, 2001, a decrease of 51.4 percent. The provision for cancellations increased to 15 percent of gross sales of vacation ownership interest for the three months ended June 30, 2002 from 13.3 percent for the three months ended May 31, 2001, primarily due to a downward adjustment based on the results of the customary quarterly review of the allowance adequacy during the three months ended June 31, 2002. This adjustment was based on the economic slow down since May 2001.

     Gross sales of land increased to $6.6 million during the three months ended June 30, 2002 from $6.4 million during the three months ended May 31, 2001, a increase of 3.4 percent. The provision for cancellations represented 15 percent and 8 percent, respectively, of gross sales of land for the three months ended June 30, 2002 and May 31, 2001.

     Interest income increased to $4.2 million during the three months ended June 30, 2002 from $4.0 million for the three months ended May 31, 2001, an increase of five percent, primarily due to an increase in notes receivable during the period and a change in the Company's collection policies instituted during the quarter. Financial income decreased to $134,000 for the three months ended June 30, 2002 from $844,000 for the three months ended May 31, 2001, a decrease of 84.1 percent. The decrease is directly related to an increase in the obligation to replace delinquent accounts. This increase reduces the principal balance on the sold portfolio which in turn reduces the amount of financial income the Company would record from the sold portfolio. This decrease was partially offset by an increase in the spread on those sold portfolios with a variable, pass-through interest rate. The interest rate decreased 150 basis points in the current quarter from 8.5 percent to 7.0 percent, which typically would increase the amount of financial income the Company would recognize.

     Total costs and expenses for the Company decreased to $24.2 million for the three months ended June 30, 2002 from $28.7 million for the three months ended May 31, 2001, a decrease of $4.5 million or 15.6 percent. The decrease resulted primarily from the net effect of a decrease in direct costs of vacation ownership interest sales to $1.3 million from $3.1 million, a decrease of 56.3 percent, and a decrease to $9.6 million from $13.3 million in marketing and sales expense, a decrease of 27.7 percent. As there are significant variable cost elements in marketing and sales, the percentage of marketing and sales expenses to gross sales generally remain relatively constant in periods of lower sales. Within the context of changes in the tourism industry resulting from the September 11, 2001 terrorist attacks and its attendant economic downturn, the Company believes that the decline in sales volume is directly related to its lack of inventory during the period, its change in sales and marketing practices and its financial restructuring, but is unable to quantify the sales volume decline that is directly attributable to such events.

     A pretax loss of $3.5 million was recorded during the three months ended June 30, 2002 compared to pretax income of $1.0 million earned during the three months ended May 31, 2001.

     Income tax benefit of $67,000 was recorded for the three month period ended June 30, 2002, compared to an income tax benefit of $76,000 recorded for the three month period ended May 31, 2001. The income tax calculation for the period ended May 31, 2001 was reduced due to the use of net operating loss carry forwards, which were previously fully reserved and were used to offset income on a consolidated basis. Income taxes are recorded based on an ongoing review of related facts and circumstances.

     Net loss applicable to common stock amounted to $3.6 million during the three month period ended June 30, 2002 compared to net income applicable to common stock of $1.0 million during the three month period ended May 31, 2001, primarily due to the foregoing.

Six  Months  Ended  June  30,  2002  Compared  to  Six Months Ended May 31, 2001

     Total revenues for the Company decreased 23.6 percent, or $12.7 million, to $41.7 million during the six months ended June 30, 2002 from $53.9 million during the six months ended May 31, 2001. The decrease was primarily due to a decrease in vacation ownership and land sales from $42.7 million during the six months ended May 31, 2001 to $30.5 million during the six months ended June 30, 2002, (vacation ownership sales decreased by $13.4 million and land sales increased by $1.2 million), an increase in interest income to $8.2 million during the six months ended June 30, 2002, from $7.5 million during the six months ended May 31, 2001, and a gain on sale of other assets of $486,000 during the six months ended June 30, 2002. The decrease in vacation ownership and land sales was primarily due to: (1) a lack of land inventory; (2) a lack of certain vacation ownership resort inventory; (3) a change in the sales and marketing practices; (4) the reorganization of the Company's management team and operations and (5) the financial restructuring.

     The Company previously purchased a vacation ownership complex consisting of several buildings in Orlando, Florida. The portions of the complex that required renovation were renovated and converted into inventory in April of 2002. The remaining portions of the complex requiring renovation will be converted into inventory upon their completion.

     The Company has experienced a lack of two-bedroom resort inventory during the period and, while management is taking steps to acquire and build new two-bedroom inventory, it anticipates having this deficiency for the remainder of the fiscal year. There can be no assurance that Management will be able to complete the acquisition or development of this type of inventory.

     The Company has also had a limited land inventory that directly affected the operations during the current quarter. Management has entered into agreements to acquire sufficient inventory in the future. Management expects the land inventory to be available for sale in the fourth quarter of 2002. Gross sales of vacation ownership interests decreased to $17.6 million during the six months ended June 30, 2002 from $30.9 million during the six months ended May 31, 2001, a decrease of 43.2 percent. The provision for cancellations increased to 15 percent of gross sales of vacation ownership interests for the six months ended June 30, 2002 from 13.25 percent for the six months ended May 31, 2001, primarily due to a downward adjustment based on the results of the customary quarterly review of the allowance adequacy during the three months ended June 31, 2002. This adjustment was based on the economic slow down since May 2001.

     Gross sales of land increased to $13.0 million during the six months ended June 30, 2002 from $11.7 million during the six months ended May 31, 2001, an increase of 10.4 percent. The provision for cancellations increased to 15 percent of gross land sales for the six months ended June 30, 2002 from 8 percent for the six months ended May 31, 2001, primarily due to a downward adjustment based on the results of the customary quarterly review of the allowance adequacy during the six months ended June 30, 2002. This adjustment was based on the economic slow down since May 2001.

     Interest income increased to $8.2 million for the six months ended June 30, 2002 from $7.5 million for the six months ended May 31, 2001, an increase of 9.2 percent, primarily due to increased notes receivable for the current period. Financial income decreased to $326,000 for the six months ended June 30, 2002 from $1.7 million for the six months ended May 31, 2001, a decrease of 80.7 percent. The decrease is directly related to an increase in the obligation to replace delinquent accounts. This increase reduces the principal balance on the sold portfolio which in turn reduces the amount of financial income the Company would record from the sold portfolio. This decrease was partially offset by an increase in the spread on those sold portfolios with variable, pass-through interest rates. The interest rate decreased 150 basis points in the current quarter from 8.5 percent to 7.0 percent, which typically would increase the amount of financial income the Company would recognize.

     Total costs and expenses for the Company decreased to $47.6 million for the six months ended June 30, 2002 from $52.6 million for the six months ended May 31, 2001, a decrease of $5.0 million or 9.5 percent. The decrease resulted primarily from a decrease in direct costs of vacation ownership sales to $2.8 million from $5.5 million, a decrease of 48.9 percent; a decrease in marketing and sales expenses to $18.7 million from $24.3 million, a decrease of $5.9 million or 24.2 percent; and, an increase in general and administrative expenses to $10.5 million from $8.6 million, an increase of $1.9 million or 22.4 percent. The decrease in direct costs of vacation ownership sales is attributable to lower net vacation ownership sales during the six months ended June 30, 2002 compared to the six month period ended May 31, 2001. As a percentage of gross sales of vacation ownership interests and land, marketing and sales expenses related thereto increased to 60.3 percent for the six months ended June 30, 2002 from 57.0 percent for the six months ended May 31, 2001. The increase in marketing and sales expense is due primarily to the initiation of planned changes in the sales and marketing department, new sales offices and general increases related to a competitive sales environment. Sales prices of vacation ownership interests are typically lower than those of land, while selling costs per sale, other than commissions, are approximately the same in amount for vacation ownership interests and land; accordingly, the Company generally realizes lower profit margins from sales of vacation ownership interests than from sales of land. The increase in general and administrative expenses is primarily due to: an increase in payroll, professional fees, and insurance; an increase in supplies, rent, and property taxes; the inclusion of the rent expense related to the sale and leaseback of the two office buildings in 2001, the expense for which was formerly reported in Interest and Depreciation expense; an increase in recording and filing fees and escrow costs related to the increased land sales volume; and, reserves for the Company's guaranty of office and equipment leases related to a previously affiliated company.

     Pre-tax loss of $6.9 million was earned during the six months ended June 30, 2002 compared to pre-tax income of $1.3 million during the six months ended May 31, 2001.

     An income tax benefit of $884,000 was recorded for the six months ended June 30, 2002 compared to an income tax benefit of $112,000 recorded during the six months ended May 31, 2001. The income tax calculation for the period ended May 31, 2001 was reduced due to the use of net operating loss carry forwards, which were previously fully reserved and were used to offset income on a consolidated basis. Income taxes are recorded, and the liability is adjusted, based on an ongoing review of related facts and circumstances.

     Net loss applicable to common stock was $5.1 million during the six months ended June 30, 2002 compared to net income applicable to common stock of $1.4 million during the six months ended May 31, 2001, primarily due to the foregoing.

Liquidity  and  Capital  Resources

     The following discussion relates to our financial position at June 30, 2002 and the results of our operations for the period then ended. In January 2002 the Company's new management adopted a business plan of reorganization and restructuring contemplating, among other things, the substantial expansion of our vacation resort business, and the initiation and acquisition of businesses that expand the core business into a travel and leisure entity. (See "Business
- Recent Events" in Form 10-KT for the transition period from September 1, 2001 to December 31, 2001 for a discussion of the elements of our business plan.) This change in our business model, as well as the risks and uncertainties inherent in our historical business, are expected to cause our results of operations and the components thereof to change materially in the future. In addition, we will require substantial additional capital in the near term to implement certain elements of our business plan, including the acquisition of a property from Raintree as well as other acquisitions and business expansion. There is no assurance that we will be able to raise the necessary capital in a timely manner and on terms acceptable to us. Any failure to raise the necessary capital may have a material adverse effect on our current operations and future financial results.

     At June 30, 2002, commitments existed for material capital expenditures consisting of the following:

     158 Ida Street, Las Vegas, Nevada
     $1.3 million

     At June 30, 2002, LHC had arrangements, as amended for subsequent agreement revisions, with institutional lenders for the financing of receivables in connection with sales of vacation ownership interests and land and the acquisition of vacation ownership properties and land, which provide for lines of credit of up to an aggregate of $167.0 million. Such lines of credit are secured by vacation ownership, land receivables and mortgages. At June 30, 2002, an aggregate of $112.0 million was outstanding under such lines of credit and $55.0 million was available for borrowing (subject to the availability of qualified collateral). Under the terms of these lines of credit, LHC may borrow 65 percent to 90 percent of the balances of the pledged vacation ownership and land receivables. LHC is required to comply with certain covenants under these agreements which, among other things, require LHC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that LHC maintains a minimum tangible net worth of $27.5 million. At June 30, 2002, LHC's tangible net worth was $36.0 million. Summarized lines of credit information and accompanying notes relating to these lines of credit outstanding at June 30, 2002, consist of the following:

(thousands of dollars)

                 OUTSTANDING    MAXIMUM        REVOLVING
LENDER          JUNE 30, 2002   AMOUNTS   EXPIRATION DATE (A)   MATURITY DATE (A)      INTEREST RATE
--------------  --------------  --------  -------------------  -------------------  --------------------
Finova          $       54,008  $ 65,000  December 31, 2002    1/28/02-12/31/02     Prime +  2.0 - 2.25%
Textron                 25,208    35,000  December 1, 2002     12/31/02- 12/31/05   Prime +  2.0 - 3.00%
GE Capital              25,489    40,000  April 30, 2003       March 30, 2006       LIBOR + 4.0-4.25%
HSBC                       145         -  Inactive             February 6, 2006     Prime + 1.0%
Capital Source           7,398    27,000  9/11/03- 3/11/05     August 11, 2005      Prime + 2.5%
                             -         -
                --------------  --------
                $      112,248  $167,000
                ==============  ========


(a) As it has typically done in the past, management expects to extend the Revolving Expiration Date and Maturity Date on similar terms. When the Revolving Expiration Date expires as shown, the loans convert to term loans with maturities as stated or extended.

     LHC is required to comply with certain financial and non-financial covenants under lines of credit agreements. Among other things, these agreements require LHC to meet certain minimum tangible net worth requirements, maintain certain liabilities to tangible net worth ratios, maintain marketing and sales and general and administrative expenses, as defined, relative to net processed sales for each rolling 12-month period below a certain percentage and maintain certain interest coverage ratios for each rolling 12 month period. The maximum percentage related to costs and expenses referred to above has been exceeded in the last seven quarters. This does not constitute an Event of Default as defined under this loan agreement, or this line of credit; however, it gives the lender the option to suspend advances to LHC. The lender has not elected to exercise this option, but has continued to make regular advances and has verbally informed LHC that it intends to continue such advances. The maximum loan-to-value ratio referred to above was exceeded in the last five quarters. As a result, the Lender has the right to declare an Event of Default as defined under this loan agreement, or this line of credit. Default of the loan-to-value ratio, under this line, can only cause the lender to cease advances to the Company. The Company has agreed with the Lender that it will, as part of its financial restructuring, (1) not request additional advances pursuant to the terms of the line of credit; (2) effect a payment of the complete line on the earlier of the completion of the Company's financial restructuring or December 31, 2002; and (3) maintain an agreement to loan-to-value ratio with the existing line. As of July 31, 2002, the Company was out of compliance with the loan-to-value ratios by approximately $6,000,000. While the Company believes that the financial restructuring initiated by management will result in repayment or satisfactory restructuring of this indebtedness, there can be no assurance such financial restructuring will be completed to the satisfaction of the lender. The interest coverage requirement referred to above has been exceeded according to the terms of two lines of credit. As a result, the lenders have the right to declare an Event of Default as defined under these agreements. Generally, default of the interest coverage ration, under these lines, can only cause the lenders to cease advances to the Company and make the obligation due and payable upon expiration of the required notice period. These covenants have been, from time to time, exceeded in the past with the various lenders forbearing from exercising any of these remedies. Management expects, but cannot assure this practice to continue.

Scheduled maturities of the Company's notes and contracts payable are as follows:

Years  Ending  December  31,      (thousands  of  dollars)
----------------------------
                      2002           $   8,619
                      2003               6,089
                      2004              14,058
                      2005              15,757
                      2006              28,995
                      Thereafter        58,012
                                    ----------
                                     $ 131,530
                                    ==========

     The components of the Company's debt, including lines of credit consist of the following:


         (thousands of dollars)                          June 30,     December 31,
                                                           2002          2001
                                                        ------------  -------------
     Notes collateralized by receivables                 $  102,273    $   106,599
     Mortgages collateralized by real estate properties      14,454         14,781
     Installment contracts and other notes payable            7,295         10,150
     Investor notes                                           2,862              -
                                                        ------------  -------------
                 Total                                   $  126,884    $   131,530
                                                        ============  =============


     A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below:



                                            Six Months Ended
            (thousands of dollars)          June 30,    May 31,
                                            ---------------------
                                               2002      2001
                                             --------  --------
Marketing and selling expenses attributable
  to recognized and unrecognized sales       $17,877   $23,907
Less:  Down payments                          (4,833)   (6,305)
                                             --------  --------
Cash shortfall                               $13,044   $17,602
                                             ========  ========


     The Company sells notes receivable subject to recourse provisions as contained in each agreement. At June 30, 2002, total sold notes receivable was $47.0 million. The Company is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables generally at the option of the purchaser. The repurchase provisions provide for substitution of receivables as recourse for $38.5 million of sold notes receivable and cash payments for repurchases relating to $3.3 million of sold notes receivable at June 30, 2002. The discounted amounts of the recourse obligations on such notes receivable were $4.2 million and $3.6 million at June 30, 2002 and December 31, 2001, respectively. LHC continually reviews the adequacy of this liability.
These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

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

     Changes in the aggregate of the allowance for cancellations, including the reserve for notes receivable sold with recourse for the six months ended June 30, 2002 consisted of the following:


                   (thousands of dollars)

             Balance at December 31, 2001                            $ 14,557
                Provision for cancellations                             3,224
                Amounts charged to allowance for cancellations, net    (4,374)
                                                                     ----------
                                                                       13,407
                Reserve for notes sold with recourse                        -
                                                                     -----------
            Allowance for cancellations                              $ 13,407
                                                                     ===========

     June 30, 2002 Compared to December 31, 2001 Cash and cash equivalents including increased to $9.1 million at June 30, 2002 from $1.7 million at December 31, 2001. Notes receivable, net, increased 4.7 percent to $114.5 million at June 30, 2002 from $109.3 million at December 31, 2001. Land and improvements inventory and vacation ownership interest held for sale increased to $22.3 million at June 30, 2002 from $20.6 million at December 31, 2001.

         (thousands of dollars)            June 30, December 31,
                                             2002     2001
                                            -------  -------
Vacation ownership interests                $17,790  $13,771
Vacation ownership interest in development    1,994    4,094
                                            -------  -------

Total                                       $19,784  $17,865
                                            =======  =======

     Notes and contracts payable decreased 3.5 percent to $126.9 million at June 30, 2002 from $131.5 million at December 31, 2001. Stockholders' equity increased 14 percent to $24.4 million at June 30, 2002 from $21.4 million at December 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There was no material change for the quarter ended June 30, 2002 in the information about the Company's "Quantitative and Qualitative Disclosures About Market Risk" as disclosed in its Transition Report on Form 10-KT for the transition period from September 1, 2001 to December 31, 2001.

PART  II   OTHER  INFORMATION

Item  1.  Legal  Proceedings

     See note 7 commitments and contingencies for discussion of legal proceedings.

Item  2.  Changes  in  Securities

     During the three months ended June 30, 2002, the Company sold approximately
1.2 million additional shares of common stock for proceeds of approximately $8.0 million. Included with each of these shares, the purchasers received one warrant for each share of common stock purchased. These warrants entitle the holder to purchase one share of common stock at purchase prices ranging from $4.00 to $6.00. The warrants expire one year from the date of issuance. Under the subscription agreements, the Company has the right to demand exercise, at its discretion, if the Company's common stock trades at $7.00 or more for ten consecutive trading days at any time during the term of the warrants.

Item  3.  Defaults  Upon  Senior  Securities

     None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None.

Item  5.  Other  Information

     None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

          (a)  Exhibits

10.246  -  Lease between Corporate Ctr. IV, LLC, as Landlord, and Mego Financial
           Corp  as  Tenant  in 2285 Corporate Circle, Henderson Nevada, dated May __,
           2002.

10.247  -  Lease between Corporate Ctr. IV, LLC, as Landlord, and Mego Financial
           Corp  as  Tenant  in  2280 Corporate Circle, Henderson Nevada, dated May__,
           2002.

10.248  -  Amendment  to  Guarantee  and  Subordination  Agreement  between Mego
           Financial  Corp.  and  Finova  Capital  Corporation  dated  May  24,  2002.

10.249 -   Tenth Amendment to Forbearance Agreement and Amendment No. 15 to Second
           Amended  and  Restated  and  Consolidated Loan and Security Agreement among
           Finova  Capital  Corporation, Leisure Homes Corporation, and Mego Financial
           Corp.  dated  May  24,  2002.

10.250  -  Amendment  No. 5 to Promissory Note (Biloxi Property) between Leisure
           Homes  Corporation  and  Finova  Capital  Corporation,  dated May 24, 2002.

10.251  -  Amendment  number  1 to Employment Contract for Jon Joseph dated May 23,
           2002.

10.252  -  Certification  by  Floyd  W.  Kephart,  CEO



10.253  -  Certification  by  Robert  S.  Understein,  CFO

10.254  -  Certification  by  Chris  D.  Whetman,  CAO

(b)     Reports  on  Form  8-K

        None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MEGO  FINANCIAL  CORP.

                                By:  /s/  Robert  S.  Understein
                                Robert  S.  Understein
                                Chief  Financial  Officer

Date:     August  13,  2002