Form 10-Q
period 2002-09-30
MEGO FINANCIAL CORP
filed 2002-11-19
CIK 736035

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-Q
(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT  OF  1934

               FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

FOR  THE  TRANSITION  PERIOD  FROM __________________  TO  _____________________

                         COMMISSION FILE NUMBER:  1-8645

                              MEGO FINANCIAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          NEW YORK          13-5629885
                                    (I. R. S.  EMPLOYER
          (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)
                               IDENTIFICATION NO.)

                   4310 PARADISE ROAD, LAS VEGAS, NEVADA 89109
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (702) 737-3700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.   [X] YES    [ ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 30, 2002, there were 6,591,393 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.


                      MEGO FINANCIAL CORP. AND SUBSIDIARIES



                                      INDEX
                                      -----
                                                                                       Page
                                                                                       ----

PART I  FINANCIAL  INFORMATION  (unaudited)

Item 1.  Condensed  Financial  Statements

          Condensed  Consolidated  Balance  Sheets  at  September  30, 2002, and
          December  31,  2001

          Condensed Consolidated Statements of Operations for the Three and Nine
          Months  Ended  September  30,  2002,  and  August  31,  2001

          Condensed  Consolidated  Statements  of Cash Flows for the Nine Months
          Ended  September  30,  2002,  and  August  31,  2001

          Notes  to  Condensed  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

Item 4.  Controls  and  Procedures

PART II  OTHER  INFORMATION

Item 1.  Legal  Proceedings

Item 2.  Changes  in  Securities

Item 3.  Defaults  Upon  Senior  Securities

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item 5.  Other  Information

Item 6.  Exhibits  and  Reports  on  Form  8-K

Signatures

Certifications




PART  I   FINANCIAL  INFORMATION
ITEM  1.  CONDENSED  FINANCIAL  STATEMENTS

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)
                                   (unaudited)

   ASSETS                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                              2002          2001
                                                                         ------------- --------------
Cash and cash equivalents                                                     $  1,308       $  1,271
Restricted cash                                                                  6,835          6,708
Notes receivable, net of allowance of $11,491 and $14,557
  at September 30, 2002 and December 31, 2001, respectively                    113,740        109,347
Retained interests in receivables sold                                           2,549          3,688
Vacation ownerships held for resale                                             22,470         17,865
Land and improvements inventory                                                  6,312          2,757
Assets available for sale                                                        3,499          3,468
Property and equipment, net                                                     21,666          9,690
Deferred financing costs, net                                                    2,516          2,071
Deferred selling costs                                                           2,506          5,422
Other assets                                                                    13,921         15,409
Assets related to discontinued operations                                            -         15,156
                                                                         ------------- --------------

          TOTAL ASSETS                                                        $197,322       $192,852
                                                                         ============= ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes collateralized by receivables                                         $ 98,564       $106,599
  Notes related to inventory, working capital
    and personal property financing                                             48,127         24,931
  Accounts payable                                                               7,147          1,873
  Accrued liabilities                                                           14,212         12,274
  Interest rate swap liabilities                                                 4,981          2,251
  Deferred income                                                                2,917          2,097
  Reserve for notes receivable sold with recourse                                2,454          3,560
  Customer deposits                                                              1,412          2,831
  Deferred income taxes                                                              -          1,289
  Liabilities related to discontinued operations                                     -          9,545
                                                                         ------------- --------------

          Total liabilities before subordinated debt                           179,814        167,250
                                                                         ------------- --------------

Subordinated debt                                                                    -          4,211

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value (5,000,000 shares authorized, none                 -              -
    issued and outstanding)
  Common stock, $.01 par value (50,000,000 shares authorized;  6,591,393 and 3,500,557 shares issued and outstanding at September 30, 2002 and
    December 31, 2001, respectively)                                                66             35
  Additional paid-in capital                                                    25,015         13,068
  Retained earnings (accumulated deficit)                                       (4,285)         9,773
  Accumulated other comprehensive loss                                          (3,288)        (1,485)
                                                                         ------------- --------------

          Total stockholders' equity                                            17,508         21,391
                                                                         ------------- --------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $197,322       $192,852
                                                                         ============= ==============


See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (thousands of dollars, except share and per share amounts)
                                   (unaudited)

                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          -----------------------    -----------------------
                                                          SEPTEMBER 30, AUGUST 31,   SEPTEMBER 30,  AUGUST 31,
                                                              2002        2001         2002         2001
                                                          ----------   ----------    -----------------------
REVENUES
  Vacation ownership sales                                $    5,759   $   15,031   $   23,344   $   44,471
  Land sales                                                   4,301        5,839       17,264       17,570
  Interest income                                              4,078        5,075       12,611       14,284
  Travel income                                                  235            -          235            -
  Resort income:
    Resort management fees                                       785          738        2,394        2,194
    Golf course, shop and services                                42            -           42            -
    Food and beverage                                             10            -           10            -
  Other                                                          397          641          941        1,294
                                                          -----------  -----------  -----------  -----------
          Total revenues                                      15,607       27,324       56,841       79,813
                                                          -----------  -----------  -----------  -----------
COSTS AND EXPENSES
  Direct cost of:
    Vacation ownership sales                                   1,183        2,205        4,004        7,729
    Land sales                                                   481          849        2,409        2,590
    Golf course, shop and services                                 4            -            4            -
    Food and beverage                                              4            -            4            -
  Interest expense related to consumer financing               2,506        2,095        7,068        6,327
  Interest expense related to inventory, working capital
    and personal property financing                            1,732          941        3,356        2,843
  Selling and operational expenses:
    Vacation ownership                                         1,958        4,755        7,850       14,511
    Land sales                                                 2,019        2,301        5,779        5,908
    Travel related                                                69            -           69            -
    Golf course, shop and services                               114            -          114            -
    Food and beverage                                             10            -           10            -
    Software related                                              34            -           34            -
  Marketing expenses                                           5,378        5,944       14,160       16,898
  Portfolio and funding costs                                    812        1,061        2,724        2,878
  General and administrative                                   5,590        1,793       14,209       10,559
  Provision for cancellations                                  1,216          255        4,440        7,329
  Depreciation                                                   327        3,646        1,301          781
  Maintenance fees                                               467          106        1,368          731
  Hotel operations, net                                           75         (114)          67         (140)
  Restructuring charges                                            -            -        2,480            -
                                                          -----------  -----------  -----------  -----------
          Total costs and expenses                            23,979       25,837       71,450    $   78,944
                                                          -----------  -----------  -----------  -----------


(LOSS) INCOME FROM CONTINUING OPERATIONS                      (8,372)       1,487      (14,609)         869
   BEFORE INCOME TAX (EXPENSE) BENEFIT

INCOME TAX (EXPENSE) BENEFIT                                    (559)         419          292          455
                                                          -----------  -----------  -----------  -----------


(LOSS) INCOME FROM CONTINUING OPERATIONS                      (8,931)       1,906      (14,317)        1,324
                                                          ===========  ===========  ===========  ===========
Discontinued operations
  Income (loss) from discontinued operations                      17           24          392         (189)
  Income tax (expense) benefit                                    (6)          (8)        (133)          64
                                                          -----------  -----------  -----------  -----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX            11           16          259         (125)
                                                          -----------  -----------  -----------  -----------
NET (LOSS) INCOME APPLICABLE TO COMMON STOCK              $   (8,920)  $    1,922   $  (14,058)  $    1,199
                                                          ===========  ===========  ===========  ===========

NET (LOSS) INCOME PER COMMON SHARE
  Basic and diluted:
    From continuing operations                            $    (1.42)  $     0.54   $    (2.66)  $     0.38
    From discontinued operations                               (0.00)        0.01         0.04        (0.04)
                                                          -----------  -----------  -----------  -----------
     Net (loss) income                                    $    (1.42)  $     0.55   $    (2.62)  $     0.34
                                                          ===========  ===========  ===========  ===========
    Weighted-average number of common shares               6,304,008    3,500,557    5,373,727    3,500,557
                                                          ===========  ===========  ===========  ===========

            See notes to condensed consolidated financial statements.

                                        2


                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)


                                                                                          NINE MONTHS ENDED
                                                                                      --------------------------
                                                                                      SEPTEMBER 30,   AUGUST 31,
                                                                                          2002          2001
                                                                                      -----------   ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
  Net (loss) income                                                                     $(14,058)       $  1,199
                                                                                      -----------   ------------
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Charges to allowance for cancellations                                                (7,516)         (6,097)
    Provision for cancellations                                                            4,440           7,329
    Gain on sale of business                                                                (542)              -
    Gain on sale of notes receivable                                                           -            (376)
    Gain on sale of other investments and other assets                                         -             (83)
    Cost of vacation ownership interest and land sales                                     6,413          10,319
    Depreciation                                                                           1,301             781
    Repayments on notes receivable                                                        29,779          36,628
    Additions to notes receivable                                                        (32,032)        (64,797)
    Purchase of land and vacation ownership interests                                     (8,106)         (7,025)
    Proceeds from the sale of notes receivable                                                 -           5,637
  Changes in operating assets and liabilities:
    Restricted cash                                                                         (127)         (2,037)
    Retained interests in receivables sold                                                 1,139            (791)
    Deferred financing costs                                                                (445)           (256)
    Deferred selling costs                                                                 2,916            (228)
    Other assets                                                                           2,481           3,188
    Accounts payable                                                                       4,928            (109)
    Accrued liabilities                                                                     (105)            847
    Interest rate swap liabilities                                                           927             463
    Deferred income                                                                          820           2,373
    Customer deposits                                                                     (1,419)            172
    Deferred income taxes                                                                 (1,289)           (978)
    Assets related to discontinued operations                                                414             (72)
    Liabilities related to discontinued operations                                            25              80
                                                                                      -----------   ------------
          Net cash used in operating activities                                          (10,056)        (13,833)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                      (1,725)         (6,932)
  Proceeds from the disposition of business                                                5,714              70
  Proceeds from the sale of other investments                                                  -             144
  Acquisition of business (Note 6)                                                           247               -
                                                                                      -----------   ------------
          Net cash provided by (used in) investing activities                              3,742          (6,718)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                                                34,245          61,234
  Reduction of debt                                                                      (33,649)        (38,899)
  Payments on subordinated debt                                                           (4,211)            (75)
  Proceeds from issuance of common stock                                                   9,966               -
                                                                                      -----------   ------------
          Net cash provided by financing activities                                        6,351          22,260

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     37           1,709

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                              1,271              15
                                                                                      -----------   ------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                                 $  1,308        $  1,724
                                                                                      ===========   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest, net of amounts capitalized                                    $ 10,535        $ 12,054

Non-cash investing and financing activities related to acquisitions:
  Fair value of assets acquired                                                         $ 14,624        $      -
  Issuance of common stock                                                              $ (1,907)       $      -
  Liabilities assumed or incurred                                                       $(12,530)       $      -



            See notes to condensed consolidated financial statements.

                      MEGO FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

1.     BASIS  OF  PRESENTATION

     The accompanying condensed consolidated financial statements present the results of operations, financial position and cash flows of Mego Financial Corp. (the "Company" or "LESR").

     The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In February 2002, the Company changed its fiscal year end from August 31 to December 31 and filed a transition report on Form 10-KT for the four months ended December 31, 2001 in accordance with applicable requirements. Accordingly, the financial information for the three and nine months ending September 30, 2002 is based on the Company's new fiscal year. The information presented for the three and nine months ended August 31, 2001 is based on the Company's prior fiscal year and is considered to be comparable to the September 30, 2002 information for purposes of this quarterly report.

The financial information furnished herein reflects adjustments of normal recurring entries that are necessary for a fair presentation of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to those financial statements included in our transition report on Form 10-KT for the transition period September 1, 2001 to December 31, 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

     ORGANIZATION

     Mego  Financial Corporation (dba Leisure Industries Corporation of America)
(LESR) is a New York corporation formed in 1954 with headquarters in Las Vegas, Nevada. In 1969, it's wholly owned subsidiary, Leisure Homes Corporation (fka Preferred Equities Corporation (LHC) made its initial entry into the vacation interval ownership business and land sales. Today LESR is comprised of business units strategically aligned to provide a turnkey vacation solution for the travel and leisure markets. LESR executes its business activities through three primary subsidiaries: Leisure Homes Corporation (LHC), Leisure Services Corporation (LSC) Leisure Resorts Corporation (LRC). Leisure Services Corporation and Leisure Resorts Corporation are new corporations that commenced operations in this fiscal year.

Leisure Industries had a management change of control on January 17, 2002. The Company, under new management, adopted a new business plan and has been in a rigorous turnaround process since that time. New management is leveraging the core businesses and customer base to reposition and expand the Company into a fully integrated, broad-based travel and leisure company. The Company is shifting its marketing efforts toward a higher-end, more profitable travel and leisure consumer market and is also creating additional revenue sources that incorporate travel-associated, transaction-based revenue streams.

These fundamental changes in the overall structure and direction have resulted in the incurrence of non-recurring general and administrative costs resulting primarily from the turnaround effort. These costs are approximately $750,000 and $1.1 million for the three and nine months ended September 30, 2002. Turnaround expenses include a system-wide change of the Company's signage and other logo-related hard goods, financial restructuring, changes in the healthcare benefits package, relocation of the Company's operations offices and the creation of two new subsidiaries that expanded the base business of the Company.

LESR's primary business has been conducted through its wholly owned subsidiary, LHC. LHC is engaged in the development, operation, sales and marketing of vacation interval resorts. LHC also develops and sells parcels of raw land to consumers primarily as sites for second home or vacation homes.

Consumer financing is provided by LHC to both land and vacation interval buyers. The Company has an owner base of approximately 75,000 owners.

LHC operated its vacation ownership resorts under the "Ramada Vacation Suites" name through a licensing agreement with Cendant prior to May 2002. Subsequent to the change in ownership, the Company terminated the licensing agreement and launched the re-branding of its properties under the Leisure Resorts name. These properties are sold as vacation intervals by LHC, but managed pursuant to management agreements with Home Owner Associations (HOA) by the Company's wholly owned subsidiary, LRC.

LRC will also manage the two golf courses of Cimarron Golf Club, located near Palm Springs, California, that were acquired during the period. Management of these facilities is expected to commence in the fourth quarter of 2002. (See
Note  6).

LSC is responsible for the company's customer care initiatives, including central reservation services for the Company's vacation interval owners. Central reservations also makes reservations for interval owners from non-Leisure Resort properties that are eligible to stay at the Company's resorts by virtue of exchanges through Resort Condominiums International (RCI). Central reservations also reserves rooms for transient guests. Accountability for delivery of the Company's travel products such as discounted airfares, car rentals, cruises, excursions, etc. is also included in the operations of this subsidiary.

LSC developed a retail brand during the period, Leisure Vacation Store (LVS). The Leisure Vacation Store, www.leisurevacationstore.com, is a portal through
                               ----------------------------
which travel products are marketed. The portal also generates leads for LHC. The site was launched during the period. The retail extension of the Leisure Vacation Store was initiated during the period with the signing of a lease for retail space in a premier regional shopping mall (Fashion Show Mall) in Las Vegas. Subsequent to the close of the period, the Company opened the store, which offers full service travel products and services, concierge services and previews of our vacation interval offerings to potential buyers of vacation intervals.

     LSC began, during the prior period and extended its operations during the current period, to manage two travel consolidators, Adventure Bound Travel located in Tempe, AZ and Cheap Seats Travel, Inc. located in Los Angeles,
California. The Company has an option to purchase either or both of these companies. As a result of the management agreements, the Company has reflected only the management fees as revenues during the period but has incurred all of the start-up cost related to establishing a complete travel operation during the prior period and the current period.

     The Company's call center operations are also executed by LSC. The call center, the Leisure Vacation Stores and travel services all generate leads for Leisure Homes Corporation in addition to their other services. Therefore, LHC participates in bearing a portion of the cost of these activities.

     PRINCIPLES  OF  CONSOLIDATION

     The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries, as required by Section 3A-03 of Regulation S-X. All significant inter-company balances and transactions have been eliminated.

     USE  OF  ESTIMATES

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     EARNINGS  (LOSS)  PER  COMMON  SHARE

     Basic  earnings (loss) per common share are computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same manner as basic earnings (loss) per share, but also gives effect to all dilutive stock options and warrants using the treasury stock method.

As of September 30, 2002, and August 31, 2001, options to purchase 510,150 and 48,570 shares of common stock respectively, at prices ranging from $4.00 to $6.00 per share were outstanding. As of September 30, 2002, warrants to purchase 1,746,020 shares of common stock at prices ranging from $2.50 to $6.00 per share were outstanding. No warrants were outstanding at August 31, 2001. These options and warrants were not included in the computation of diluted earnings per share because they would be anti-dilutive as a result of losses from operations or application of the treasury stock method. The options, which expire beginning on September 22, 2003, through September 22, 2008, and the warrants, which expire beginning on April 20, 2003, through June 25, 2007 were still outstanding at September 30, 2002.


     REVENUE  RECOGNITION

     LESR recognizes revenue primarily from the sales of vacation ownership interests and land parcels, interest income, interest income from retained interests in receivables sold, and management fees from operating and managing vacation ownership properties through LRC. The Company periodically sells its consumer receivables while generally retaining the servicing rights. Revenue from sales of vacation ownership interests and land is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of vacation ownership interests and 20% of the sales price for land sales. Land sales typically meet these requirements within six to ten months of closing, and sales of vacation ownership interests typically meet these requirements at the time of sale. The sales price is recorded as revenue and the allocated cost related to such net revenue of the vacation ownership interest or land parcel is recorded as expense in the period that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

     SALES  OF  NOTES  RECEIVABLE  AND  RELATED  RETAINED  INTEREST

     When the Company sells notes receivable, it retains a residual interest in the future cash flows from the portfolio sold and usually retains the associated servicing rights. The sales are generally subject to limited recourse provisions as provided in the respective notes receivable sales agreements. Under these agreements, the Company is generally obligated to replace or repurchase notes receivable that become 60 to 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables. Reserve for notes receivable sold with recourse represents the Company's estimate of the fair value of future credit losses to be incurred in connection with the recourse provisions of the sales agreements, based on historical static pool loss information accumulated by the Company and is shown separately as a liability in the Company's condensed consolidated balance sheets.

Gain or loss on sale of the receivables depends in part on the previous carrying amount of the notes receivable sold, allocated between the notes sold and the retained interest based on their relative fair value at the date of transfer. The Company generally estimates fair value on the retained interests (both at the point of the related receivable sale and periodically thereafter), based on the present value of future expected cash flows using management's best estimates of the key assumptions including default rates, rates of prepayment, loss severity and discount rates commensurate with the risks involved.

     The Company's retained interests in receivables sold are carried at fair value as either derivatives or available-for-sale investments. Unrealized holding gains or losses on the retained interests in notes receivable sold are included in earnings for those transactions structured so that the Company, through its retained interest, receives fixed interest amounts and pays the buyer variable amounts based on a floating interest rate index, as the resulting financial interest meets the definition of a derivative in accordance with SFAS No. 133. Unrealized holding gains, or losses, on retained interests in receivables sold not meeting the definition of a derivative would be included in stockholders' equity, net of income taxes. Declines in fair value in such retained interests below amortized cost caused by changes in the amount or timing of cash flows to be received are reflected in earnings.

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.     NEW  ACCOUNTING  STANDARDS

     The Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") began a project to address the accounting for timeshare transactions in 1997. The proposed guidance is currently in the drafting stage of the promulgation process and no formal exposure draft has been issued to date; therefore, the Company is unable to assess the possible impact of this proposed guidance. Currently, these rules are not effective and there is no assurance they will become effective. In the event they are adopted, it is likely that a final pronouncement on timeshare transactions will not be effective until the Company's fiscal year ending December 31, 2005.

     In  June  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and is effective for any business combination accounted for by the purchase method completed after June 30, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Effective for fiscal years beginning after December 15, 2001, other intangible assets will continue to be amortized over their useful lives. The provisions of SFAS No. 141 and No. 142 were adopted by the Company effective January 1, 2002. The adoption of SFAS No. 141 and No. 142 did not have an impact on the results of operations or financial position of the Company.

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in August 2001. This statement is effective for fiscal years beginning after December 15, 2003. This new statement is not expected to have any impact on the results of operations or financial position of the Company.

In December 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that is applicable to the Company's fiscal 2002 financial statements. The FASB's new rules on asset impairment supersede
SFAS  No.  121,  "Accounting  for  the  Impairment  of Long-Lived Assets and for

Long-Lived Assets to Be Disposed Of," and provide a single accounting model for the disposition of long-lived assets. In the first quarter of 2002, the Company adopted SFAS No. 144, which resulted in the financial statement presentation of Central Nevada Utilities Corporation ("CNUC"), a wholly owned subsidiary of the Company and its operating results as discontinued operations. (See Note 4).

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

     FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No.146 and Issue 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this SFAS No. 46 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This SFAS No. 46 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, and is not expected to have a material impact on the results of operations or financial position of the Company.

3.     INTEREST  RATE  SWAPS

     In August 2000, to manage its exposure to interest rate risk the Company's prior management entered into an interest rate swap agreement, with a notional amount of $25 million that expires in August 2005. The Company's prior management entered into another similar interest rate swap agreement in August 2001 for a notional amount of $20 million that expires in August 2006. The swaps effectively convert the floating interest rate on certain of the Company's long-term debt obligations into fixed interest rates. At September 30, 2002, and December 31, 2001, the fair value of the swap liabilities was approximately $5.0 million and $2.3 million, respectively. Changes in the fair value of the swaps are recorded in accumulated other comprehensive loss. (See Note 7).

     The Company accrued interest expense of $1.4 million for the nine months ended September 30, 2002 and $402,000 for the nine months ended August 31, 2001. Of the accrued amounts, the Company paid $686,000 and $402,000 for the respective periods. The remaining accrued balances are shown in accrued liabilities.

Management has determined these agreements are not required based on the economic climate and its future operations. Management intends to seek ways to terminate or reduce the obligations of these agreements in the future. Such termination or elimination could have a negative effect on the Company's operating results.

4.     DISCONTINUED  OPERATIONS

     On October 2, 2001, Utilities Inc. agreed to acquire substantially all the assets of CNUC for $5.5 million ("Asset Sale"). The transaction was subject to the approval of the Nevada Public Utilities Commission ("PUC"), which gave its approval on April 9, 2002. On April 11, 2002, the Company consummated the sale. As a result, the Company has recognized a gain on the sale of CNUC's assets of approximately $542,000 in the accompanying statement of operations for the nine months ended September 30,2002. The net proceeds of $5.2 million from the sale were used to repay outstanding principal and interest on subordinated debt, accrued interest and the at-risk payment thereon. At December 31, 2001, significant assets included in discontinued operations consisted of cash of approximately $429,000, restricted cash of approximately $927,000, and property and equipment, net of accumulated depreciation, of approximately $12.0 million. At December 31, 2001 significant liabilities included in liabilities from discontinued operations consisted of accrued liabilities of approximately $9.4 million and deferred revenue of approximately $185,000. Discontinued operations for the nine months ended September 30, 2002 and August 31, 2001 included revenues of approximately $453,000 and $1.3 million, respectively.

5.     VACATION  OWNERSHIP  INVENTORY

Vacation  ownership  inventory  consists  of  the  following  (in  thousands)

                                                September 30,     December 31,
                                                    2002              2001
                                                -------------     ------------
Vacation ownership interest                           $17,929          $13,771
Vacation ownership interests under development          4,541            4,094
                                                -------------     ------------
                                                      $22,470          $17,865
                                                =============     ============

6.     ACQUISITIONS

     The Company accounts for its acquisitions using the purchase method as required by SFAS No. 141. Accordingly, the amounts assigned to the identifiable assets and liabilities acquired in connection with the acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder recorded as goodwill. The fair values were determined by the Company's management, generally based upon information supplied by the management of the acquired entities and valuations prepared by independent appraisal experts.

On August 15, 2002, the Company acquired all of the outstanding capital stock of Atlantic Development Corporation ("AD"). The principal asset of AD is 2,019 acres of land in northern Arizona. The Company plans to develop and market this land as second home and vacation home sites. The Company is required to construct approximately 50 miles of basic roadway as part of the acquisition. Construction of the infrastructure is underway and the sale of the parcels in one-acre increments is expected to begin 1st quarter 2003. Additionally, under the terms of the purchase agreement, the Company has an understanding with the owner to acquire an additional 20,000 acres of land adjacent to these lots. The aggregate purchase price was $1.7 million, including $247,000 of cash, the issuance of 540,416 shares of the Company's common stock valued at $2.47 per share ($1.3 million), which was the average quoted market price immediately before and after the acquisition, and acquisition costs of approximately $136,000. Under the terms of the purchase agreement, the Company may be required to issue an additional 558,735 shares of common stock to the sellers if shares of the Company's common stock are not traded at $6.00 or more for ten consecutive days within 24 months after the purchase.

On September 10, 2002, the Company acquired all of the outstanding membership interests in Cimarron Golf Club, LLC ("CGC"). CGC includes two membership based courses and a 26,000 square foot clubhouse. The golf course is part of an amenities package offered to purchasers of vacation intervals at the adjacent Cimarron Resort. The aggregate purchase price of $12.4 million consisted of a $920,000 note, the incurrence of acquisition costs of approximately $976,000, and the assumption of debt of approximately $9.9 million and liabilities of approximately $620,000.

The results of operations of each of the above described acquisitions have been included in the condensed consolidated results of operations and statements of cash flows of the Company since the date of acquisition. The following pro forma financial information presents the results of operations of the Company as though the acquisitions had been made as of December 1, 2001. Pro forma adjustments have been made to give effect to interest expense related to acquisition debt, the related tax effects and the effect upon basic and diluted earnings per share.


(In  thousands)

<BTB>

                                              Three Months Ended          Nine Months Ended
                                         -------------------------   -------------------------
                                         September 30,  August 31,   September 30,  August 31,
                                             2002          2001           2002        2001
                                         -------------  ----------   -------------  ----------
Total revenues                                 15,881       27,678          59,072     82,048
Net (loss) income applicable to common
  stock                                        (9,601)       1,074         (15,922)      (288)
Net  (loss)  income  per  common  share:
   Basic                                        (1.52)        0.31           (2.96)     (0.08)
   Diluted                                      (1.52)        0.31           (2.96)     (0.08)


     The pro forma results in the preceding table are not necessarily indicative of what the actual condensed consolidated results of operations might have been if the acquisitions had been effective at the beginning of the periods presented or the results which may be achieved in the future. These pro forma results do not include increased revenue from sales of vacation ownership or land as a result of the Cimarron Resort purchase of unsold inventory or the Arizona land included in the purchase of Atlantic Development.

On August 15, 2002, the Company acquired all of the assets of FareQuest, Inc. and 15,975 warrants to purchase the common stock of ARINC ("ARINC Warrants"). FareQuest is an application service provider that is designed to help travel agents and their clients to search for, compare, book, and report on web fares. It is available to corporate and leisure travelers, but only through a client relationship with a travel agent. This acquisition is expected to complement the Company's core business and allows the Company to expand the travel services it offers. Immediately after the acquisition, the Company formed FareQuest
Acquisition  Corporation,  a  wholly  owned  subsidiary  of  the  Company  (the
"Corporation") and conveyed all assets, contracts and other rights, and properties previously held by FareQuest, Inc. to the Corporation. The aggregate purchase price of $305,001 was paid through the issuance of 41,667 shares of the Company's common stock at $2.52 per share ($105,001), which was the quoted market price on the acquisition date, and the issuance of a warrant to acquire a twenty percent interest, adjustable to seventeen and fifteen percent based on certain conditions as defined in the purchase agreement, in the Corporation for an exercise price of $10. The warrant expires on April 15, 2012. The Company has the option to repurchase the warrant at any point during the twenty-four months following the sixth month of the acquisition date at its then fair market value. The Company may also be required to repurchase the warrant for $200,000 payable in the Company's common stock or by surrendering the ARINC warrants.

On September 10, 2002, the Company completed the acquisition of the remaining development rights and 256 developed vacation ownership intervals at Cimarron Resort. As a result of this transaction, the Company has increased its vacation ownership inventory held for sale by $4.6 million. Cimarron Resort is an upscale vacation interval resort located near Palm Springs, California. The property will be marketed as Cimarron Golf Resort, A Leisure Industries Company, and is approved for 242 villas, forty which are built, representing 2,080 vacation ownership intervals. The Company intends to develop the remaining 202 units, with construction of forty new villas expected to commence in November 2002. The aggregate purchase price of $4.6 million consisted of approximately $383,000 in cash, the assumption or incurrence of $3.7 million in debt, the
assumption   or  incurrence  of  liabilities  of  approximately  $385,000,  and acquisition  costs  of  approximately  $427,000.

7.     COMPREHENSIVE  INCOME

Total comprehensive loss was approximately $892,000 and $1.8 million for the three and nine months ended September 30, 2002. Total comprehensive loss was approximately $687,000 and $722,000 for the three and nine months ended August 31, 2001. In the respective periods for 2002 and 2001, the difference between net income (loss) and total comprehensive income (loss) was due to unrealized losses on interest rate swaps. (See Note 3, Interest Rate Swaps)

8.     COMMITMENTS  AND  CONTINGENCIES

     In the ordinary course of its business, the Company from time to time becomes subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of real estate. Additionally, from time to time, the Company becomes involved in disputes with existing and former employees. The Company believes that substantially all of the claims and proceedings are incidental to its business.

In addition to its other ordinary course litigation, on February 9, 2000, a class action complaint was filed in Nevada District Court, County of Clark, No. A 414827, by Robert and Jacqueline Henry, husband and wife, and Kenneth and Janet Shosted individually and on behalf of all others similarly situated against LHC and certain other defendants.

The complaint asserts six claims for relief against defendants: breach of deed restrictions, two claims for breach of contract, unjust enrichment, consumer fraud in violation of NRS 41.600 and violation of NRS 119.220, with all claims arising out of the alleged failure to provide water and sewer utilities to purchasers of land in the subdivisions commonly known as Calvada Valley North and Calvada Meadows located in Nye County, Nevada.

On September 5, 2001, the Court refused to certify a class for the claims of: breach of contract, unjust enrichment, consumer fraud in violation of NRS 41.600 and violation of NRS 119.220. Accordingly, the defendants are no longer subject to class claims for monetary damages. The defendants' only potential liability to the certified class is for the construction of water and sewer facilities. In July 2002, the defendants filed a motion for Summary Judgment on which the court has not yet ruled. The case is scheduled for a jury trial on February 19, 2003. The Company does not believe that any likely outcome of this case will have a materially adverse effect on the Company's financial condition or results of operations.

On March 22, 1999, an action was filed in Nevada District Court, County of Clark, No. A 400918, by Beatrice Marie Salvati, Gregory Salvati, Lisa Marie
Mannon and Jewelene Nelson, as Special Administratrix of the Estate of Ernest Salvati, Jr. against LHC and the Company. The plaintiffs' complaint asked for damages based on the death of Ernest Salvati, Jr. while he was a guest at the Las Vegas resort managed by LHC. Mr. Salvati was walking to his room on a public street outside of the resort when he was shot and killed by an unknown assailant who was stealing his wife's purse. The plaintiffs' are alleging negligence and wrongful death against LHC and the Company and are seeking damages including pain and suffering. The defendants' have filed a motion for Summary Judgment. The plaintiffs' have filed a motion for a jury trial. The case is currently scheduled for a non-jury trial on January 21, 2003. The Company does not believe that any likely outcome of this case will have a materially adverse effect on the Company's financial condition or results of operations.

During the period the Company was threatened with litigation by the former President of the Company for non-payment of the severance agreement between the parties. Subsequent to the end of the period, the Company suspended all related severance payments and notified the former President that the Company may have claims that exceed the amount due pursuant to the terms of that agreement. The Company has been unable to establish the total amount of the potential claims; therefore, it will continue to cause all payments to be suspended until the amount of the potential claims can be established. Such decision of Management may result in potential litigation with the Company's former President.

     At various times in the general course of business, the Company and LHC have each been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse effect on its financial condition or results of operations.

     In July 2002, the Company entered into an agreement to lease office space at 7700 Irvine Center Drive, Irvine, California for a period of seven years. The premises will be used as a sales office. The lease provides for a monthly base rent of $18,664. It is anticipated that occupancy will occur, and the lease will commence, in the fourth quarter of 2002.

     In accordance with the Company's new sales strategy, notices of intent to terminate leases at the following off property consumer ("OPC") locations were given during, or subsequent to, the reporting period. All locations will not be closed until the 4th quarter 2002.

                        OPC LOCATION                   $RENT/QTR
                  ----------------------------------  ------------
                  OPC - 42nd Street                     60,000
                  OPC - Barbary Coast Hotel & Casino   165,000
                  OPC - Grand Ave.                     180,000
                  OPC - Sahara Hotel & Casino          150,000
                  OPC - Showcase Mall                   75,415

9.     RESTRUCTURING  COSTS  AND  OTHER  CHARGES

     In January 2002, the Company's Board of Directors approved a business restructuring to be implemented by management. Among other things, this restructuring included: the reorganization of senior management including the elimination or termination of 10 positions; relocation of corporate office facilities from 1500 E. Tropicana Avenue and 4310 Paradise Road to more efficient office facilities; discontinuance of the license agreement with Cendant Corporation whereby the Company licensed the use of the name "Ramada Vacation Suites" in its vacation ownership and resort operations; and approval of change in the name of the resort facilities from "Ramada Vacation Suites" to "Leisure Resorts."

During the quarter ended March 31, 2002, the Company recorded a non-recurring charge of approximately $2.5 million. Included in this total were: severance benefits associated with former senior management and officers of approximately $1.9 million; future rental expense to be incurred on vacated office space of $311,000; and non-cash charges associated with the termination of the Cendant license agreement for approximately $308,000. As of September 30, 2002, the Company has paid in cash approximately $1.4 million for charges related to these activities. The Company incurred in the prior period as well as this period, substantial non-recurring costs in eliminating the Ramada signage and brand identification at all of its resorts and within its operations. The Company continued through this period and expects to continue to incur substantial charges in re-branding the properties and the various service products. These charges include but are not limited to signage, sales materials, corporate identifiers and changes in state registrations and other public documents. Restructuring charges, in certain cases, are based on estimates and subject to change; however, the Company does not believe revisions to the above estimates will be material.

Management also discontinued the OPC marketing operation during the period. During the nine month period ended September 30, 2002, the Company had a net expense of $4.6 million for these activities. The Company will incur charges related to the OPC operations through the fourth quarter of 2002.

The migration to a new financial system was completed in August. This system migration addressed the general ledger, accounts payable, cash management, purchasing, inventory, distribution and fixed assets. These software modules are fully integrated and provide functionality that enables the creation of integrated financial reporting without duplicate data entry or manual manipulation of the data. It also provides the ability to perform operational and cost analysis at various levels such as company, department, product line and project with simple query tools provided in the financial suite. The direct cost of the migration was $202,000 in software and implementation services. Additionally, there has been an increase in operational costs as processes and procedures have been modified to capture and leverage the data available in the financial suite. This increase in the operational cost will be short lived and it is anticipated that the operational costs will begin to decrease in 2003.

In addition to the financial suite migration, the move to outsource loan servicing was completed subsequent to the period to Concord Servicing. The outsourcing of these services provides for more accurate and timely access to loan data combined with a decrease in operational labor costs. There were very few costs incurred in this migration, and all of the labor costs were covered by existing personnel. Management projects that outsourcing this non-core service will result in a more efficient and less costly operation.

10.     NOTES  PAYABLE

     On July 1, 2002, the Company issued $4 million in convertible debentures ("Ashford Debentures") to Ashford Capital Partners and affiliates ("Ashford"). The Ashford Debentures bear interest at a rate of 7.5% per annum and require quarterly interest payments of $37,500 commencing on October 1, 2002 through its maturity on June 30, 2006. The interest rate will be adjusted to 9.5% per annum in the Event of a Default, as defined in the Ashford Debenture agreements. The Ashford Debentures allow Ashford to convert any or all of the outstanding principal and interest into shares of the Company's common stock at a conversion price of $5.00 per share. Converted principal and interest are deemed fully paid. Additionally, in connection with the issuance of the Ashford Debentures, Ashford received 200,000 warrants that allow the holder to redeem each warrant for one share of the Company's common stock at a purchase price of $4.00 per share. The warrants generally expire forty-eight months from issuance.

     On September 5, 2002, the Company issued a $250,000 promissory note ("Crestview I Note") to Crestview Capital Fund I ("Crestview I"). The Crestview I Note bears interest at a rate of 12% per annum. The principal and interest are payable thirty days from the date of issuance. The Company and Crestview I intend, at the option of Crestview I, to replace the Crestview I Note with a convertible secured promissory note ("Crestview I Note Transfer"). If the Crestview I Note Transfer does not occur prior to the maturity date, the Company will issue 50,000 warrants to Crestview I. Each warrant allows Crestview I to purchase one share of the Company's common stock at a strike price of $2.50 and is callable at $7.00. Additionally, in connection with the issuance of the Crestview I Note, Crestview I received 12,500 warrants ("Crestview I Warrants"). The warrants entitle the holder to redeem each warrant for one share of the Company's common stock at a purchase price of $2.50 per share. The Crestview I Warrants expire on September 10, 2005.

     On September 5, 2002, the Company issued a $250,000 promissory note ("Crestview II Note") to Crestview Capital Fund II ("Crestview II"). The principal and interest of $15,000 are payable thirty days from the date of issuance. If the outstanding principal and interest are unpaid at the maturity date, the Company is required to pay $100,000 in penalties to Crestview II. The Company and Crestview II intend, at the option of Crestview II, to replace the Crestview II Note with a convertible secured promissory note ("Crestview II Note Transfer"). If the Crestview II Note Transfer does not occur prior to the maturity date, the Company will issue 50,000 warrants to Crestview II. Each warrant allows Crestview II to purchase one share of the Company's common stock at a strike price of $2.50 and is callable when the stock price of the Company's common stock trades at $7.00 or higher for five consecutive trading days. The Crestview II Note is secured by certain assets of the Company, as described in the Crestview II Note agreement. Additionally, in connection with the issuance of the Crestview II Note, Crestview II received 12,500 warrants ("Crestview II Warrants") allowing it to redeem each warrant for one share of the Company's common stock at a purchase price of $2.50 per share. The Crestview II Warrants expire on September 10, 2005.

     On September 12, 2002, the Company issued to Charles K. Stewart ("Stewart") a $1.0 million promissory note ("Stewart Note"). The Stewart Note provides for interest at 7.5 percent per annum. The outstanding principal and interest are due thirty days from the date of issuance. The Company and Stewart intend, at the option of Stewart, to replace the Stewart Note with a convertible secured promissory note ("Stewart Note Transfer"). The Stewart Note is secured by certain assets of the Company, as described in the Stewart Note agreement. Additionally, in connection with the issuance of the Stewart Note, Stewart received 200,000 warrants ("Stewart Warrants") allowing it to redeem each warrant for one share of the Company's common stock at a purchase price of $2.50 per share. The Stewart Warrants expire on September 11, 2007. Charles K. Stewart is a shareholder of the Company. Subsequent to the period this note was reduced by $500,000.

     On September 12, 2002, the Company issued to Castle Creek Technology Partners ("Castle") a $1.0 million promissory note ("Castle Note"). The Castle Note bears interest at a rate of 7.5 percent per annum. The outstanding principal and interest are due thirty days from the date of issuance. In the Event of a Default, as defined in the Castle Note agreement, and which includes the failure to pay the outstanding principal and interest by the maturity date, the interest rate will retroactively increase to 15%. The Castle Note is secured by certain assets and revenues of the Company, as described in the Castle Note agreement.

     On September 27, 2002, the Company issued to Troon and Co ("Troon") a secured promissory note in the amount of $750,000 ("Troon Note I"). The Troon
Note I bears interest at a rate of 7.5 percent per annum. The principal and interest are payable on November 15, 2002. Subsequent to the period this note was increased by $1,250,000. In the event the outstanding principal and interest are not paid by December 15, 2002, the interest rate will increase to 12.5%. The Troon Note I is secured by certain receivables of the Company, as described in the Troon Note I agreement. Additionally, in connection with the issuance of the Troon Note I, Troon was granted 200,000 warrants ("Troon
Warrants"). Each warrant is redeemable for one share of the Company's common stock at a purchase price of $2.50 per share. The Troon Warrants generally expire on September 27, 2007. Ross Mangano, a Trustee of Troon, is a Director of the Company.

     On June 4, 2002, Doerge Capital Collateralized Bridge Fund LP ("Doerge") agreed to advance the Company up to $2 million to fund its working capital. In return, the Company issued a secured promissory note to Doerge for an amount not to exceed $2 million ("Doerge Note"). The Doerge Note was amended and restated on August 16, 2002 to increase the borrowings under the Doerge Note to an amount not to exceed $3.5 million. The Doerge Note bears interest at a rate of 18 percent per annum. The principal and accrued interest are due on the earlier of the Company's receipt of amounts in excess of $1 million from any financing activities, as described in the Doerge Note agreement, or December 14, 2002. The Doerge Note is collateralized by certain assets of the Company, as described in the Doerge Note agreement. At September 30, 2002, the Company had exceeded the maximum allowable borrowings under the Doerge Note. Subsequent to the period the Doerge Note was amended to reflect the increased borrowings and extended the maturity date. The amendment is expected to occur in December 2002. At September 30, 2002, the outstanding balance on the Doerge Note was approximately $3,950,000. David Doerge and Doerge collateralized Bridge Fund LP are shareholders of the Company.

     Additionally, in connection with the issuance of the Doerge Note, Doerge was granted 150,000 warrants ("Doerge Warrants"). Each warrant is redeemable for one share of the Company's common stock at a purchase price of $4.00 per share. The Company may call the Doerge Warrants at certain purchase price, as described in the Doerge Warrant agreement. The Doerge Warrants generally expire on June 4, 2012.

11.     INCOME  TAXES

     Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded related to deferred tax assets if their realization does not meet the "more likely than not" criteria of SFAS No. 109, "Accounting for Income Taxes."


                                                           Three Months Ended          Nine Months Ended
                                                       -------------------------   -------------------------
                                                       September 30,  August 31,   September 30,  August 31,
                                                           2002          2001           2002        2001
                                                       -------------  ----------   -------------  ----------

(Loss) income before income taxes                        $   (8,372)   $  1,487        $(14,609)    $    869


Tax at the statutory federal rate                            (2,846)        506          (4,967)         295
(Decrease) Increase in income taxes resulting from:
    Changes in certain income tax liability reserves              -         (95)          5,126          224
    Changes in certain income tax asset reserves              2,293           -               -            -
                                                       -------------  ----------   -------------  ----------
Income tax (expense) benefit                             $     (553)       $411         $   159     $    519
                                                       =============  ==========   =============  ==========


12.     RESTATEMENT  -  NINE  MONTHS  ENDED  AUGUST  31,  2001

     Certain amounts have been restated for the three and nine months ended August 31, 2001 in connection with adjustment of net gain on sale of two office buildings in accordance with SFAS No. 98, "Accounting for Leases", Sale - Leaseback Transactions Involving Real Estate. To restate the three and nine months ended August 31, 2001, the Company recorded amortization of the deferred gain of $41,000 and $122,000, respectively, as a reduction of interest expense, net of tax of $27,000 and $82,000, respectively. This resulted in net income applicable to common stock of $1.9 million and $1.2 million, respectively, and earnings per share of $0.55 and $0.34, respectively from net income applicable to common stock of $1.9 million and $1.1 million and earnings per share of $0.55 and $0.31, respectively.

13.     SUBSEQUENT  EVENTS

     Subsequent to the end of the period, on October 2002, the Company entered into an agreement to lease retail space in the Fashion Show Mall, located at 3200 South Las Vegas Boulevard, Las Vegas, Nevada for a period of five years. The Company commenced occupancy on November 1, 2002. The lease provides for a monthly base rent of $12,150 with an adjustment in the third year. The lease also provides for an annual percentage rent of 8% of the amount of annual gross sales generated by the location.

     On November 15, 2002, the Company completed the sale of approximately $30 million in notes receivable ("portfolio") secured by land to Land Finance Company, an affiliate of Textron Financial Corporation. Pursuant to the terms of the agreement, the Company will retain a residual interest in the future cash flows from the portfolio sold and will retain the associated servicing rights. The Company is obligated to replace or repurchase notes receivable that become more that 120 days contractually past due or are otherwise subject to replacement or repurchase in either cash or receivables up to a maximum of 15 percent of the portfolio. The Company is required to establish a 10 percent cash reserve to secure its repurchase and replacement agreement. Proceeds from the sale of the portfolio will be used to retire land receivable related hypothecated debt with Finova and Textron. The Company does not expect to receive any cash proceeds from the sale of the Portfolio. The Company has not determined whether it will recognize either a gain or a loss on the transaction. The Company has structured the transaction to qualify for sale accounting under SFAS 140. The funding of the transaction is scheduled for November 27, 2002. Upon funding, the Company will have additional land receivable lines available to it from Textron pursuant to its existing and new receivable lines. (See Note 14 Issues Affecting Liquidity).

     On October 1, 2002, the Company entered into a Securities Purchase Agreement ("Agreement") with Vestcap International Management, Ltd. and its affiliates ("VestCap"). Under the terms of the Agreement, Vestcap agreed to loan the Company an amount not to exceed $1 million. Borrowings under the Agreement would be evidenced by the issuance of convertible debentures by the Company to Vestcap.

     On October 2, 2002, the Company borrowed $700,000 under the Agreement and issued two convertible debentures in the amount of $250,000 each and one convertible debenture in the amount of $200,000 (collectively known hereafter as "Debentures"). The Debentures bear interest at a rate of 10% per annum. The principal and accrued interest are payable on September 30, 2003. In the Event of a Default, as defined in the Debentures, and which includes a failure to pay the outstanding principal and interest by the maturity date, the interest rate will increase to 25% per annum.

     Pursuant to the terms of the Agreement and the Debentures, Vestcap may convert all or any portion of the Debentures, including any accrued interest, into shares of the Company's common stock. The conversion may take place only on the conversion date and at the conversion price, as defined in the Debentures and Agreement. Converted principal and interest are deemed fully paid.

     Additionally, the Agreement provides for the issuance of warrants that allow the holder to redeem each warrant for one share of the Company's common stock. The Company is required to issue warrants on the conversion date, as defined in the Debentures and Agreement and on the day Vestcap has signified its intent to exercise the Put. The warrant redemption price and the number of warrants to be issued will be determined in a manner more fully described in the Agreement. The issued warrants are fully transferable, are exercisable immediately upon issuance, and expire on October 31, 2007. The Company may call the warrants provided that the closing price of the Company's common stock exceeds $7.00 per share for twenty consecutive trading days.

     The Agreement requires the Company to issue new debentures to Vestcap if the Company issues debentures or other debt obligation to other parties with terms more favorable than the terms in the Debentures. The Company is also required to issue new warrants to Vestcap if it issues warrants to other parties with redemption terms more favorable than the redemption terms in the warrant agreements.

     The Company also granted Vestcap a put option ("Put") whereby the Company is required to redeem all or a portion of the Debentures not converted into shares of the Company's common stock The redemption price will be 115 percent of the sum of the principal balance of the Debentures to be redeemed and the related accrued interest ("Put Price"). The Put Price will be payable in three consecutive monthly installments commencing on the date Vestcap has signified its intent to exercise the Put. The Company's obligation to pay the Put Price will be evidenced by the issuance of promissory notes to Vestcap. Interest on the promissory notes will accrue at 10% per annum beginning on the day after Vestcap has signified its intent to exercise the Put. Vestcap may exercise the Put only at certain times and under certain conditions, as described in the Debentures and the Agreement.


On November 1, 2002, the Company issued a $500,000 secured promissory note to Troon ("Troon Note II"). The Troon Note II matures on November 8, 2002 and is secured by certain assets of the Company, as described in the Troon Note II agreement. In the event the Company does not pay the outstanding principal by November 8, 2002, the Troon Note II will retroactively accrue interest at a rate of 10 percent per annum. The Company is in default due to non-payment of the outstanding principal.

     On November 5, 2002, the Company issued to Katherine Buchanan ("Buchanan") a $500,000 promissory note ("Buchanan Note"). The Buchanan Note matures on November 30, 2002 and bears interest at a rate of 10 percent per annum. In the Event of a Default, as defined in the Buchanan Note agreement, and which includes a failure to pay the outstanding principal and interest by the maturity date, the interest rate will increase to 25 percent per annum.

     Subsequent to September 30, 2002, the Company was in default for non-payment of the following notes: Crestview I, Crestview II, Stewart Note, Troon Note and the Castle Note. The total amount of these borrowings is $2.0 million. The Company expects to pay the outstanding principal and accrued interest by December 15, 2002.


14.     ISSUES  AFFECTING  LIQUIDITY AND MANAGEMENT'S PLANS

     The  primary  issues  affecting the liquidity of the Company relates to the
(a) amount and quality of its revenues; (b) the terms, conditions and status of the receivable lines of credit outstanding to LHC; (c) the collection of its notes receivables; and (d) its ability to obtain equity or working capital.

During the period, the revenue of the Company's primary subsidiary, LHC, declined from $27.3 million to $15.6 million for the corresponding period. The decline in revenues resulted in fewer receivables being available to generate cash flow from its receivable lines. The reduction in revenues was due primarily to changes in sales practices, underwriting criteria for financing consumers and a lack of consumer acceptable inventory during the period.

LHC is required to comply with certain financial and non-financial covenants under lines of credit agreements. The lines of credit are provided for vacation ownership and land separately. The Company's primary lender was previously FINOVA. At the end of 2001, the Company was notified that FINOVA would be phasing out of its commitments to the vacation ownership industry and that the Company's lines would be extended until December 31, 2002.

During the prior period, LHC reached an agreement with FINOVA to discontinue advances pursuant to both its vacation ownership and land credit facilities. LHC also agreed to repay or restructure the outstanding amount of $52.0 million. The Company intends to sell approximately $20.0 million of its notes receivable pursuant to a note purchase agreement entered into on November 15, 2002, with another of the Company's lenders, Textron (see Subsequent Events) to reduce the outstanding amount that will be due to FINOVA on December 31, 2002.

The inability of LHC to process its land receivables pursuant to the previously existing FINOVA receivable line caused the Company to fully utilize its other land receivables facilities during the period. As a result, the Company ended the period without adequate land receivable lines available to fund its operations. Pursuant to the terms of the agreement with Textron entered into subsequent to the period, the Company will have additional land receivable lines available.

During the period, another lender of the Company, Capital Source, declared LHC and the Company in default pursuant to a non-financial covenant relating to the time to submit plans and commence construction on a Las Vegas property that was the subject of an acquisition and development loan. The Company paid the defaulted loan subsequent to the period. However, during a portion of the period, the Company was not permitted to process notes receivable to this lender pursuant to its receivable line. The result of the lender's failure to fund pursuant to the receivable line during this period directly affected the Company's liquidity.

During the period, the Company effected the implementation of a new integrated financial reporting system and technology platform. The transition to the new system resulted in the Company experiencing certain recording and reporting problems that resulted in an increase in its accounts payable during the period.

In periods prior to the change of management, the Company, through its subsidiary LHC, had generated sales for which it had not properly documented the respective sales. The result of these process failures caused the Company's escrow agent to hold approximately $2.8 million dollars due to the Company. During the period, the Company reorganized its finance division and implemented new process procedures that caused these funds to be released on a periodic basis. However, most of the funds were released subsequent to the end of the quarter.

Pursuant to the Company's various lender agreements, the Company is required to replace delinquent notes receivables with either cash or replacement notes of an equal amount. During the nine months, the Company replaced an estimated $24.0 million of previously sold or pledged notes. The excessive amount of notes receivable that was required to be replaced due to a lack of underwriting criteria, sales practices and verification process caused the Company to experience an excessive loss of liquidity.

     Due to the various aforementioned issues, the Company, during the period, had to raise additional equity, issue new convertible debentures and incur expenses related to short term financing that increased the expenses of the Company and limited its current operations.

The Company at the close of the period had $9.6 mm of unencumbered receivables that could not be applied to its receivable lines of credit due to title problems created by the sales closing, title transfer and recording practices of prior management. During the forthcoming 12 months, new Management believes it will be successful in obtaining financing from its existing receivable lines of credit to improve its liquidity. It is noted that certain of these receivables secures the repayment of the notes payable to Troon, Crestview, Castle Creek and Stewart (See Note 9).

15.  STOCK OPTION PLAN

The Company has two stock option plans, one adopted in 1993 and amended in 1997 (the "1993 Option Plan"), and one adopted on July 1, 2002 (the "2002 Option Plan"). The 1993 Option Plan provides for the granting of up to 170,833 options and the 2002 Option plan provides for granting up to 500,000 options.

Both the 1993 and 2002 Option Plans provide for the granting of both incentive and non-qualified stock options to key personnel, including officers and directors of the company, at the discretion of the Compensation Committee. Each plan limits the exercise price of the options at no less than the quoted market price of the common stock on the date of grant. The option term is determined by the Board of Directors or the Compensation Committee, provided that no option may be exercisable more then 5 years after the date of its grant. Generally, under the 1993 and 2002 Option Plans options to employees vest over five years at 20% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY  NOTICE  REGARDING  FORWARD-LOOKING  STATEMENTS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectations and estimates as to the Company's business operations, including the introduction of new vacation ownership and land sales programs and future financial performance, including growth in revenues, net income and cash flows. In addition, included herein the words "anticipates,""believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions.

The economic downturn in the tourism industry following the September 11, 2001, terrorist attacks had an adverse impact on the operating results of the Company. The general economic downturn has had a direct impact on the Company's operations in the marketplace, which has continued through the current quarter. While management believes this event will not have a material effect on the operations in the future, there can be no assurance that the travel and tourism industry will return to its pre-September 11 levels. The Company has customers who both fly and drive to the various resort locations. At this time, there can be no assurance that the economic downturn, due to a decrease in travel and anxiety about possible terrorist attacks, and the current economic uncertainty within the travel industry will not extend to future periods.

Management has been engaged in acquiring new inventory for its vacation ownership and land sales division; a change of its sales and marketing operations; financial restructuring of its consumer finance portfolio; the implementation of new financing and technology systems and significant changes in its public reporting procedures. All of these changes were undertaken during the first three quarters of 2002 and come to completion in the current quarter. While many of these changes will not be reflected in the Company's operations until future quarters, major expenses were incurred in the last nine months that have had an adverse effect on the Company's financial results for the same period. While management believes the effect of its changes will result in improved operations in the coming quarters, there can be no assurance the operating results of the Company will improve.

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

The following discussion and analysis should be read in conjunction with the Company's Form 10-KT for the transition period from September 1, 2001, to December 31, 2001, the Form 10-Q for the quarterly periods ending March 31, 2002, and June 30, 2002, the other public filings of the Company including all 8-K's and S-3 filings and the Condensed Consolidated Financial Statements, including the notes thereto, contained elsewhere herein.


GENERAL  DISCUSSION

     LESR's primary business is the development, operation, sales and marketing of vacation interval resorts. LHC also develops and sells parcels of raw land to consumers primarily as sites for second homes or vacation homes. Consumer financing is provided to both land and vacation interval buyers, however, the Company does not offer consumer finance to unrelated consumers.

The Resorts are sold as vacation intervals by LHC, but managed pursuant to management agreements with Home Owner Associations (HOA) by the Company's wholly owned subsidiary, LRC. LRC will also manage the two golf courses, Cimarron Golf Club, located near Palm Springs, CA that were acquired during the period. Management of these facilities is expected to commence in the fourth quarter
2002. LRC does not currently but may in the future offer resort management services to unrelated parties. If such services are provided they will compete with numerous hospitality management entities some of whom would be more established and have greater resources than LRC.

LSC is responsible for the company's customer care initiatives, including central reservation services for the Company's vacation interval owners. Central reservations also makes reservations for interval owners from non-Leisure Resort properties that are eligible to stay at the Company's resorts by virtue of exchanges through Resort Condominiums International (RCI). Central reservations also reserves rooms for transient guests. Accountability for delivery of the Company's travel products such as discounted airfares, car rentals, cruises, excursions, etc. is also included in the operations of this subsidiary.

LSC developed a retail brand during the period, Leisure Vacation Store (LVS). The Leisure Vacation Store, www.leisurevacationstore.com, is a portal through which travel products are marketed. The portal also generates leads for LHC. The site was launched during the period. The retail extension of the Leisure Vacation Store was initiated during the period with the signing of a lease for retail space in a premier regional shopping mall (Fashion Show Mall) in Las Vegas. Subsequent to the close of the period, the Company opened the store, which offers full service travel products and services, concierge services and previews of our vacation interval offerings to potential buyers of vacation intervals.


COMPETITION

     Vacation  Ownership  Industry
     -----------------------------

The interval ownership industry has been one of the fastest growing segments in the travel and leisure space with an historical annual growth rate of 16%. In 2001, the market's growth rate dropped to 8% as a result of September 11th, but still maintained positive momentum in part due to the entrance of branded developers as well as shifts in travel behavior and the evolution of the product.

The entrance of branded interval developers such as Marriott, Disney and Hyatt has helped to sustain growth in the marketplace. The addition of Ritz-Carlton, Four Seasons and other luxury hotel owners to the market has also increased the acceptance of vacation ownership to a more economically secure customer. Many consumers already have an established relationship with these brands and a comfort level with known brand names has provided a level of trust and confidence in the vacation ownership product. The entrance of these companies has helped legitimize the industry and improve its reputation. They have also participated in the growth through the increase in market share by the brands.
In addition to the internationally known brands, the industry has hundreds of independent operators that compete with the Company. Many of these have greater resources, better products, more locations and more efficient operations than the Company.

All of the competitors in the vacation ownership industry offer or provide consumer financing to the consumer. Some have larger financing facilities and better financing agreements than does the Company.

     Land  Sales
     -----------

Sales of second home and vacation homes composed an $11.5 billion industry in 2001. The Company has been selling land for future development since 1969. Historically, the Company has sold property in Colorado and Nevada. The Company normally competes with local real estate developers within the geographic area of its sales. During the past two years, the Company depleted its land inventory.

During the period, management acquired 2,019 one acre lots in Mohave County, Arizona. This acquisition will provide the Company with land inventory to fulfill its immediate future land sales objectives. The Company has registered an initial 850 lots in Arizona and is in the process of registering this property for sale in other states.

     The Company expects to continue to be in the land sales business directed at the second and vacation home market. It will face competition from local developers, national auction companies and individual owners who seek to sell their properties. The Company does not know of another travel and leisure company competing in this market area.

     Travel  Industry
     ----------------

One year later, the travel industry is still feeling the effects from September 11th. Many people who were hesitant to travel are even more so now. And if they do, they are staying closer to home. These travelers who are tending toward more regionally focused travel in drive-to destinations have affected the industry with a decrease in air travel purchase.

As a result of these and other factors, many travel companies are reporting lower than expected earnings in both the provider and distribution arenas.

The Company's travel operations were started in the second quarter of this year. The Company plans to utilize the travel operations to reduce long term marketing costs for its vacation ownership sales, to provide travel services to its clients and to utilize travel and other leisure services as additional benefits to our members. In these areas, management expects to realize cost savings.

The operations have been hindered by traditional costs related to starting up a new business segment including, but not limited to, the recruitment and training of personnel; the establishment of an infrastructure to provide up to date technology to the marketplace; and the education of other segments of the Company.

Management began the travel operation with management contracts for two air consolidators as a basis for its business. While the Company has entered into a

Letter of Intent (LOI) to acquire these operations, it has not completed the transaction awaiting final due diligence and Board approval. The Company is exploring the possibility of acquiring one or both of these operations.

The Company competes with existing travel operations, airlines, hotels, Internet travel sites such as Expedia, Travelocity and Orbitz; ticket distributors such as Ticketmaster; and air consolidators and wholesalers such as Cheap Tickets and Carlson Travel. Most of these companies have resources in excess of the Company's and compete in a larger marketplace.

ORGANIZATION

The Company was formed in 1954 as a New York corporation. Prior to January 17, 2002, the Company had operations in numerous subsidiaries with the primary operation conducted through a Nevada corporation established in 1969, Leisure Homes Corporation (fka Preferred Equities Corporation). In January 2002, the Company effected a change of its Board of Directors and senior management and the operations of the Company were restructured and reorganized during the subsequent period.

     The Company currently operates within five business segments. These business segments are Vacation Ownership (timeshare) Resorts; Land Sales and Development; Consumer Finance; Resort Management and Travel and Leisure services. The Company's Vacation Ownership, Land development and sales and consumer finance operations are performed through its wholly owned subsidiary, Leisure Homes Corporation ("LHC"). LHC develops and sells parcels of raw land to be used primarily as sites for second and/or vacation homes and originates consumer financing to the purchasers of the vacation ownership and land parcels. By providing financing to virtually all of its customers, LHC originates consumer receivables that it hypothecates, sells and services.

     Vacation  Ownership,  Land  Sales  and  Consumer  Finance
     ---------------------------------------------------------
     LHC acquires, develops and markets vacation ownership interests in resorts located in popular high volume vacation destinations such as Steamboat Springs, Colorado (two resort locations); Indian Shores and Orlando, Florida; Honolulu, Hawaii; Las Vegas and Reno, Nevada and Brigantine, New Jersey (adjacent to Atlantic City, New Jersey). During the past three months, the Company acquired Cimarron Golf Resort and the Cimarron Golf Club in Palm Springs, California. Prior to the Company completing the registration of Cimarron Golf Resort for public sale as a Vacation Ownership property, the Company has entered into a short term sales and marketing contract with Raintree Resorts International
(Club Regina) to sell up to 100 intervals per month in Mexico on a short term basis.

     LHC develops and sells land for second or vacation homes. LHC also provides financing to the Company's customers.

     Resort  Management
     ------------------

     Leisure Resorts Corporation ("LRC"), a wholly owned subsidiary of the Company, manages each vacation ownership property and receives management income in connection therewith. LRC will begin managing the Cimarron Golf Resort in the first quarter of 2003. Until such time, the Cimarron Golf Resort will be managed pursuant to a contract with RCI Management.

     Travel
     ------
     Leisure Services Corporation ("LSC"), a wholly owned subsidiary of the Company provides travel services to the leisure vacation ownership marketplace and customer service to the Company's existing owners.

The Company has incorporated Leisure Industries Corporation of America, Inc. in Delaware and proposes, subject to stockholder approval, to merge into that company and thus change its name and corporate domicile from New York to Delaware. Management intends to file a proxy to accomplish this merger during the first quarter 2003.

The Company has 1,611 units representing 82,201 vacation intervals, including Cimarron inventory, which was acquired during the period. At the end of the period, 10,127 intervals remained unsold.


       ASSOCIATIONS       SUITES     INTERVALS     UNSOLD     UNSOLD %
      ------------------ --------- ------------- ----------- ----------
       GF TOWERS             93         4,743         334       7.04%
       GF VILLAS             94         4,794         339       7.07%
       GF TERRACES           50         2,550         313      12.27%
       GF SUITES            102         5,202         334       6.42%
       GF FOUNTAINS          48         2,448          71       2.90%
       GF WINNICK            12           612          16       2.61%
       GF TERRACES FOUR      68         3,468          67       1.93%
       GF PLAZA              22         1,122         201      17.91%
       LAS VEGAS SUB-TOTAL  489        24,939       1,675       6.72%
       BRIGANTINE INN        91         4,641         707      15.23%
       BRIGANTINE VILLAS     17           867          83       9.57%
          RENO                  95         4,845         624      12.88%
       HONOLULU              80         4,080         669      16.40%
       STEAMBOAT SUITES      60         3,060         814      26.60%
       STEAMBOAT HILLTOP     56         2,856       1,305      45.69%
       ORLANDO I            120         6,120         235       3.84%
       ORLANDO II            42         2,142       2,013      93.98%
       INDIAN SHORES         32         1,632          71       4.35%
          CIMARRON RESORT       40         2,080         256      12.31%
                         --------- ------------- ----------- ----------
       GRAND TOTAL        1,611        82,201       10,127      12.32%

     Vacation ownership interests offered by Leisure Homes in its resorts (other than Hawaii) generally consist of undivided fee interest in a particular unit. The vacation owner acquires the perpetual right to weekly occupancy of a residence unit each year that is represented by a deed of trust.

     During the period, the Company's vacation ownership inventory did not consist of the quantity or the quality to allow it to compete in its respective markets and achieve future revenue growth. Management established the objective of acquiring existing inventory, converting existing developments into new inventory and renovating old inventory.

The Company's primary focus is on its Las Vegas property. Management has established an objective to acquire existing developed property adjacent to or in proximity to its existing inventory. During the first quarter 2002, the Company acquired a 20 unit apartment complex that is being renovated and converted into 20 two bedroom units (1,040 intervals). The Company projects these units will be available for sale in the first quarter 2003.

Management established the objective of acquiring existing properties in Southern California (see Acquisitions); New Jersey; Branson, Missouri; Hawaii, Texas and the Caribbean. During the period the Company began to perform due diligence on properties in each of these areas, however, the Company has not reached and does not know if it will reach any agreements on any of these potential opportunities. During the period, the Company completed due diligence and negotiations on a property in the Caribbean, deciding not to pursue the proposed acquisition as well as discontinuing negotiations with Raintree Resorts on all properties owned or managed by it except for Cimarron Golf Resort purchased by the Company during the period (see acquisitions). The Company incurred a one-time cost of approximately $500,000 conducting the due diligence on these properties during the nine month period. Management expects it will continue to incur additional due diligence charges, primarily consisting of professional or consulting fees during the next two quarters as it completes its review of potential properties.

     Land  Sales
     -----------

     The Company was engaged in the retail sale of undeveloped land in Nevada and Colorado through its wholly owned subsidiary LHC. Prior to the beginning of the period approximately 80,000 acres of recreational and retirement home lots were sold in subdivisions in the Pahrump Valley, Nevada; Huerfano County, Colorado; and Park County, Colorado. LHC has little land remaining for sale in these locations. Existing land inventory was not of the size, location or developed to the extent to permit sales that could comply with the new underwriting standards established by management for future consumers of second home or vacation properties.

During the period, the Company purchased more than 2,000 acres in Mohave County, Arizona to replace the depleted land inventory in Nevada and Colorado (see Acquisitions) and installed the initial roads required for development and sales. Typically, the land is used by purchasers as sites for second homes or vacation homes. Residential lots generally range in size from one-quarter acre to five acres, while commercial and industrial lots have varied in size. Residential lots range in price from $17,000 to $39,000 per acre. Commercial and industrial lots range in price from $45,000 to $94,000. The Company has registered the land for sale in Arizona and is in the registration process in Nevada and California. Management projects sales will commence in the first quarter 2003.

                                             UNSOLD         UNSOLD
                            TOTAL          INVENTORY      INVENTORY
LOCATION     (LOTS)       INVENTORY       AS OF 6/28/02  AS OF 9/30/02
--------------------    -------------    -------------- --------------
Pahrump  Valley,  NV       30,648             186             222
Huerfano  County,  CO         948              26              26
Park  County,  CO           4,173             121              94

     The Company is required from time to time to cancel the sale of lots and parcels as a result of payment defaults or customer cancellations. Events that may cause a rise in unsold inventory include foreclosures, a release of a trust deed by the title company, outright purchase of additional land by the Company or cancelled sales. In such events, the Company places the returned inventory into its unsold category.

LHC provides financing for land sales requiring a 20% down payment. The terms of loans offered to land purchasers are one, five, and ten years, similar to vacation interval credit policies. Interest rates are fixed based on the current financing grids for site products and vary between 13.5% and 15.5%. Credit approval or denial is determined according to standardized underwriting requirements. The owner's rescission period is limited to 180 days or such time as may be required by each state. The Company allows this period of time to enable purchasers to travel from where they live or made their purchase to the actual site of the land purchase to inspect the land they are buying.

Management is improving the "quality" of the sale by instituting new underwriting criteria, eliminating exchanges. An effective collections program is being implemented and the Company is eliminating the use of non-recourse notes. Past practices are also being improved by allowing only solidified deals to be recorded or pledged to a lender.

     During the period, the Company acquired 2,019 lots of raw land of approximately one acre each in Northern Arizona. This acquisition was made through the issuance of 540,416 shares of the Company's common stock, priced at $2.47 and a cash payment of $200,000. The Company has reached an understanding with the owners of adjacent property, potentially providing a source of land inventory for future years. This property can be acquired on an as needed basis. Management initiated the steps required to register the land for sale with the appropriate regulatory agencies in preparation for sale. The Company has received approval to sell the property from the State of Arizona and is in the process of registering the property for sale in other states.

     Financial  Services
     -------------------

     Leisure Industries Corporation supports the sales of its land parcels and vacation intervals by providing financing services to purchasers through its subsidiary, Leisure Homes Corporation.

Notes secured by deeds of trust and mortgages generally evidence this financing. These notes receivable are payable over a period up to twelve years and bear interest at rates ranging from 12.5 percent to 15.5 percent. Revenue from sales of vacation ownership interests and land is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10 percent of the sales price for vacation ownership interests and 20 percent of the sales price for land parcels. Land sales typically meet these requirements within three to ten months of closing and sales of vacation ownership interests typically meet these requirements at the time of sale. The sale price is recorded as revenue and the allocated cost related to such net revenue is recorded as expense in the period that revenue is recognized. When revenue related to land sales is recognized, the portion of the sales price attributable to uncompleted required improvements, if any, is deferred.

Notes receivable with payment delinquencies of 90 days or more have been considered in determining the allowance for cancellations. Cancellations occur when the note receivable is determined to be uncollectible, and the related collateral, if any, has been recovered or is in the process of being recovered. Cancellation of a note receivable in the quarter the related sales revenue is recognized is accounted for as a reversal of the revenue with an adjustment to gross sales. Cancellation of a note receivable subsequent to the quarter the revenue was recognized is charged to the allowance for cancellations.

The Company generally sells its notes receivable at par value. When the Company sells notes receivable, it retains certain participation in the cash flows of the notes receivable sold and generally retains the associated servicing rights. The sales are generally subject to limited recourse provisions as provided in the respective notes receivable sales agreements. Under these agreements, the Company is generally obligated to replace or repurchase accounts that become 60 to 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables. Reserve for notes receivable sold with recourse represents the Company's estimate of losses to be incurred in connection with the limited recourse provisions of the sales agreements and is shown separately as a liability in the Company's Balance Sheet.

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

The Company's retained interests in receivables sold are carried at fair value as either derivatives or available-for-sale investments. Unrealized holding gains or losses on the retained interests are included in earnings for those transactions structured so that the Company, through its retained interests, receives fixed interest amounts and pays the buyer variable amounts based on a floating rate index, as the resulting financial interest meets the definition of a derivative in accordance with Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Unrealized holding gains, if any, on retained interests in receivables sold not meeting the definition of a derivative would be included in stockholders' equity, net of income taxes. Losses in such retained interests are reflected in earnings.

     Provision for cancellations relating to notes receivable is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes receivable. LHC records provision for cancellations at the time revenue is recognized, based on historical experience and current economic factors. The related allowance for cancellations represents LHC's estimate of the amount of the future credit losses to be incurred over the lives of the notes receivable. The allowance for cancellations is adjusted for actual cancellations experienced, including cancellations related to previously sold notes receivable, which were reacquired pursuant to the recourse obligations, discussed herein. Such allowance is also reduced to establish the separate liability for reserve for notes receivable sold with recourse. LHC's judgment in determining the adequacy of this allowance is based upon a periodic review of its portfolio of notes receivable. These reviews take into consideration changes in the nature and level of the portfolio, historical cancellation experience, current economic conditions that may affect the purchasers' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality. Changes in the allowance as a result of such reviews are included in the provision for cancellations.

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

     Land sales as of September 30, 2002, exclude $9.2 million of sales not yet recognized under generally accepted accounting principles because the requisite payment amounts have not yet been received or the respective rescission periods have not yet expired. Of the $9.2 million unrecognized land sales, the Company estimates that it will ultimately recognize $7.8 million of revenues, which would be reduced by a related provision for cancellations of $1.2 million, estimated deferred selling costs of $2.2 million and cost of sales of $1.2 million, for an estimated net profit of $3.3 million.

Resort  Management  and  Operations
-----------------------------------

     LRC conducts the day-to-day business of operating and maintaining 1,082 rooms in nine vacation interval resorts including the grounds and common areas.

The Company commenced operations of LRC during the period; consolidated the resort management operations into this subsidiary; and commenced a change in the operations.

During the period, a National Accounts Program was initiated to improve cost efficiencies and achieve economies of scale by centralizing the purchasing function. The use of certain products has been standardized across the system, and now every room has uniform soap products, coffee service, and small appliances. LRC is in the process of standardizing the uniforms of the resort personnel.

The Company's new Leisure Care Program has been implemented system wide for achieving a higher standard in the maintenance of the rooms. Under this program each room will be inspected and repaired as necessary three times each year, instead of the former practice of performing maintenance once per year.

     In September a payroll forecasting and tracking system with an analysis of payroll by week, day or minutes by occupied room (POR) was implemented. A yield management team was created to drive transient traffic into the resorts for greater utilization of off-season or vacant rooms.

An outline for the Leisure Resorts corporate structure for the resorts was prepared, key positions filled, and the Company instituted a food and beverage operation at Leisure Resorts Hilltop in Steamboat Springs, Colorado, and Leisure Resorts Orlando, Florida. These facilities are expected to become operational in the fourth quarter. The quality assurance program was established at the corporate level, and the Company decided to bring the security, housekeeping and grounds maintenance functions in-house, under the corporate umbrella.

     Two programmatic additions were evaluated for implementation in future quarters: a phone system with call accounting, and in-room movies and Internet. Both of these programs are guest conveniences as well as sources of future revenue. Management intends to implement these programs in the first quarter 2003.

The Company fully implemented a customer service training program for 704 employees during the period.

Leisure Industries also purchased the Cimarron Golf Club LLC from OB Sports LLC during the period. Two golf courses, a championship course and an executive course, were acquired in the purchase. Leisure Resorts Corporation is responsible for the operation of the golf courses and for integrating the operation of Cimarron Resort into Leisure Resorts

     Home  Owner  Association  (HOA)  Management  Services
     -----------------------------------------------------

     HOA Management Services, a division within Leisure Services Corporation, is responsible for the administration and execution of the Company's management agreements with the home owner's associations at the Company's various vacation interval ownership locations.

     In general, Leisure Resorts, through HOA Management Services provides all services and personnel required to administer the affairs of the associations it manages, according to established rules, regulations, bylaws, or Covenants, Conditions and Restrictions (CC&Rs). HOA Management Services prepares the annual budgets for each association and distributes them to all owners after board adoption. This division is also responsible for collecting assessment fees and enforcing payment of assessments to include periodic statements, delinquent notices, liens and foreclosures. The Company administers budgets of approximately $20 million per year and receives management fees of approximately $3.5 million annually.

     HOA Management Services maintains bank accounts for each association including an operational account, tax account and reserve account. HOA Management engages an independent auditor annually for the preparation of year end financial statements which are distributed to all owners.

     HOA Management Services also prepares the reserve analyses to ensure that proper funds are available for capital expenditures and replacements of furniture, fixtures and equipment. HOA Management Services also determines that insurance and/or bonds required for any purpose remain in force. A reservation system that efficiently meets the reservations rules or practices of the association is also a performance requirement.

Leisure Industries currently has management agreements with the following Home Owner Associations:

Brigantine  Inn  Resort  Club  Condominium  Association     Brigantine,  NJ
Brigantine  Villas  Condominium  Association                Brigantine,  NJ
Grand  Flamingo  Towers  Owners  Association                Las  Vegas,  NV
Grand  Flamingo  Villas  Owners  Association                Las  Vegas,  NV
Grand  Flamingo  Terraces  Owners  Association              Las  Vegas,  NV
Grand  Flamingo  Suites  Owners  Association                Las  Vegas,  NV
Grand  Flamingo  Fountains  Owners  Association             Las  Vegas,  NV
Grand  Flamingo  Winnick  Owners  Association               Las  Vegas,  NV
Grand  Flamingo  Terraces  Four  Owners  Association        Las  Vegas,  NV
Grand  Flamingo  Plaza  Owners  Association                 Las  Vegas,  NV
Reno  Spa  Resort  Club  Owners  Association                Reno,  NV
RVS-Orlando  Owners  Association                            Orlando,  FL
RVS-Orlando  II  Owners  Association                        Orlando,  FL

Aloha  Bay  Condominium  Association                        Indian  Shores,  FL
Hilltop  Resort  Owners  Association                        Steamboat  Spgs,  CO
Suites  at  Steamboat  Owners  Association                  Steamboat  Spgs,  CO
White  Sands  Waikiki  Resort  Club  Owners  Association    Honolulu,  HI

     The seventeen associations HOA Management Services currently administers represent 50,000 timeshare owners. Each management agreement has an initial term followed by automatically renewable terms with an annual review by the Board of Directors.

All HOAs are non-profit associations with Articles of Incorporation filed in the states in which they are located. Each association is governed by a five-member Board of Directors or, in the case of RVS-Orlando II, Hilltop Resort and White Sands Waikiki Resort Club, a three-member board. In most instances, the Board of Directors has an owner majority. In all instances, Leisure Industries is represented on the Board. Board terms range from one to three years and there is a required meeting held for all owners annually with the primary action being the election of directors and the review of the year-end financial statements.


                          HOME OWNER ASSOCIATION FACTS

                                                 ADMIN     ANNUAL
                  SUITES INTERVALS   MGMT FEE      FEE     BUDGET      MGMT FEE   ADMIN FEE
------         ---------  --------   ---------  --------  --------    ---------  ----------
BRIGANTINE INN        91   4,641           15%      No    $1,444,290   $265,206   $      0
BRIGANTINE VILLAS     17     867           15%      No    $  409,998   $ 53,477   $      0
GF TOWERS             93   4,743           10%     Yes    $1,058,683   $204,959   $ 95,000
GF VILLAS             94   4,794           10%     Yes    $1,050,636   $202,883   $ 95,000
GF TERRACES           50   2,550           10%     Yes    $1,255,866   $110,079   $ 54,475
GF SUITES            102   5,202           10%     Yes    $1,101,490   $171,626   $111,450
GF FOUNTAINS          48   2,448           10%     Yes    $  749,311   $118,847   $ 48,960
GF WINNICK            12     612           10%     Yes    $  289,491   $ 25,408   $ 12,243
GF TERRACES FOUR      68   3,468           10%     Yes    $1,622,944   $147,540   $ 69,360
GF PLAZA              22   1,122           10%     Yes    $  669,583   $ 58,144   $ 22,440
RENO                  95   4,845           10%     Yes    $1,832,453   $157,859   $ 96,900
ORLANDO I            120   6,120           15%      No    $2,455,554   $320,290   $      0
ORLANDO II            42   2,142           15%      No    $1,011,931   $113,600   $      0
INDIAN SHORES         32   1,632           15%      No    $  705,963   $ 92,082   $      0
STEAMBOAT SUITES      60   3,060           10%     Yes    $1,493,938   $135,813   $ 61,200
STEAMBOAT HILLTOP     56   2,856           10%     Yes    $1,429,187   $128,108   $ 62,832
HONOLULU              80   4,080            3%     Yes    $2,154,947   $ 60,477   $ 83,200
GRAND TOTAL        1,082  55,182                         $20,736,265 $2,366,398   $813,060


NOTES:
- Effective January 1, 2003, pursuant to a majority membership vote of all Las Vegas associations, the eight Las Vegas HOAs will be combined into one association. This will result in the elimination of the administrative fee, an increase in the management fee from 10% to 15% and an increase in intervals of one per existing suite, or 489 in total.

- The management fee is calculated as an agreed percentage (10% or 15%) of all budgeted expenses, excluding the management fee itself and any deficit repayment.
- The administrative fee is payment by the home owner association to Leisure Industries Corporation for support services such as accounting, human resources, payroll, purchasing, collections, etc.

     By virtue of management expertise, shared technology or economy of scale, Leisure Industries Corporation, through its subsidiary, Leisure Resorts Corporation, offers the following to the home owner associations:

o INTERNAL EXCHANGE PROGRAM. This allows owners at any resort to exchange to another Leisure resort, based on availability, at no additional cost. This creates a tremendous amount of value and options for the consumer.

o CENTRALIZED PURCHASING. Leisure's central purchasing combines the purchasing power of all associations' contracts for services to benefit all HOAs.

o CUSTOMER CARE. Through technology and the economy of combining the servicing needs of all associations, Leisure maintains ongoing customer services that include reservations, refinancing, collections, historical files and one-on-one contact.

o ADMINISTRATIVE SUPPORT. Utilizing the entire resources available through Leisure Industries Corporation, the HOAs and each resort team has the day-to-day support of: Human Resources/Training, Payroll, Purchasing, Finance/Accounting, Deeds & Records, Resort Operations, Information Systems, Safety & Security, HOA Management, Advertising/Communications, and Legal Services.

If an Association were to outsource each of these tasks, the burden would cause a substantial increase in annual assessments.


o HOA MANAGEMENT. Proper and professional legal governance of each HOA. Leisure Resorts maintains informal Advisory Committees at each resort who correspond directly with the Board of Directors and meet on a quarterly basis. Along with the internal comment card program, employee and owner suggestion programs and a "best practices" approach, customer satisfaction levels at each Leisure Resort are over 90%.

     TRAVEL

Travel services comprise an important segment of Leisure Industries' business strategy and activities. Travel, as positioned within the context of our overall operation, is a benefit of ownership of a Leisure vacation interval or a land parcel. It reduces marketing costs to the Company, provides additional lead generation, provides new owner benefits and creates an ongoing relationship with the buyer and potential buyers. Leisure's travel division executes travel services through management contracts with Cheapseats and Adventure Bound Tours. The Company is in the process of evaluating the purchase of these two entities.

Adventure Bound Tours is an international airfare consolidator and Cheapseats is a domestic airfare consolidator. Air consolidators have contracted prices with the airlines and sell to the travel agency community for a set service fee or commission. They compete with purveyors of web-based fares. Consolidator agreements allow us to sell to other agencies and to provide our owner base with advantages.

Through  the  travel  division  of  the  Company's  subsidiary, Leisure Services
Corporation, the Company begins the vacation interval sales process by conducting marketing programs to generate leads. The call center and telemarketing operations are used to generate interest in potential customers for visits to our resorts and attendance at a sales presentation. The Company is preparing to use travel incentives as the premium for attracting potential customers to our sales presentations.

The travel division also generates interest in our "mini-vacations," in which our current owners may travel to other resorts for 3 days/2 nights, experience a different resort other than the one in which they currently own, and possibly purchase additional vacation intervals or upgrade their unit type to a more spacious unit.

"Mini-vacations" are also offered to persons referred to the Company by our current owners as well as to persons who have previously toured our properties but haven't yet purchased. Our travel component then also has the opportunity to capture more of the sale by offering air travel and car rental services to the same customer.

Once on property and having attended a sales presentation the Company is preparing to further incentivize the customer to buy by offering a free cruise, a free stay at one of our resorts or a two for one airline ticket.

The encouragement to purchase travel, land or a vacation interval is further supported in this division by our central reservation services, a subset of our overarching Customer Care function. Central Reservations makes guest reservations, executes the trading of interval weeks for stays at other resorts in our system by current owners, facilitates trading to other timeshare resorts not owned by Leisure Industries, and assists by storing an owner's unused interval weeks for future use.

Central Reservation also accepts the reservations of "transient guests" (people who stay at our resorts, but who are not owners) and tour wholesalers. Broader customer services issues arising throughout the Company are also handled through Customer Care.

The Company brought our Leisure Vacation Store web site, www.leisurevacationstore.com, live during the period. Leisure Vacation Store is the Internet aspect of our travel service offerings. Customers can buy domestic airfares, international air travel, rental cars, and hotel accommodations over the web. Leisure Vacation Store offers three levels of participation. Discounted travel services may be purchased by any person visiting the web site. Deeper discounts are available to people who have attended an interval sales presentation but have not yet purchased. The deepest discounts of all are offered to our current owners.

Leisure Vacation Store will also have a retail representation. During the period a lease was signed for a store within a mall in Las Vegas, through which the Company will offer full service travel agency products and services, concierge services and a preview of our vacation interval offerings.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED AUGUST 31, 2001

     Total revenues for the Company decreased 42.2 percent or $11.4 million to $15.6 million during the three months ended September 30, 2002 from $27.0 million during the three months ended August 31, 2001. The net decrease was primarily due to management decisions and changes implemented. Management began implementing decisions in the prior periods that continued in the current period that directly had an effect of reducing revenues. These decisions included but were not limited to (1) eliminating certain inventory from the sales process;
(2) changing certain sales practices; (3) eliminating certain types of marketing programs; (4) introducing new sales commission programs; (5) establishing new underwriting criteria for consumer financing; and (6) re-organizing the sales, marketing and finance (consumer) departments. In addition to the internal changes made by management, the Company received a negative effect on revenues from a lingering reduction in consumer travel and the down turn in the overall economic climate in the market areas of Houston, Orlando and New Jersey.

Gross sales of vacation ownership interests decreased to $5.8 million during the three months ended September 30, 2002, from $15.0 million during the three months ended August 31, 2001, a decrease of 61.7 percent.

Gross sales of land decreased to $4.3 million during the three months ended September 30, 2002 from $5.8 million during the three months ended August 31, 2001, a decrease of 26.3 percent. The provision for cancellations represented
15.2 percent and 13.1 percent, respectively, of gross sales of land for the three months ended September 30, 2002, and August 31, 2001.

The reasons for these reductions of revenues are reflected in the reasons stated for the overall decline in revenues for the nine month period.

The provision for cancellations decreased to 15.0 percent of gross sales of vacation ownership interest for the three months ended September 30, 2002 from
16.4 percent for the three months ended August 31, 2001. Management periodically reviews its allowance for bad debts and makes appropriate adjustments to its provision expense to adjust for changes in its portfolio.

Revenues related to the Management Fees charged by the Company for the Management and Operation of the Resorts increased during the three months ended September 30, 2002 to $785,000, up 6.4 percent from $738,000 three months ended August 31, 2001. The management fee is based on a certain percent of the Resort's operating budget, and this increase is the result of increases in those budgets.

There was a decrease of $1.0 million in interest income to $4.1 million for the three months ended September 30, 2002 from $5.1 million for the three months ended August 31, 2001. This decrease was the result of a decrease in financial income, which is included in interest income and represents cash received on the interest spread related to the sold portfolio. During the three months ended August 31, 2001, there were interest rate drops of 50 basis points that resulted in valuation differences in the Retained Interest of Receivables Sold, which in turn resulted in additional financial income. For the three months ended September 30, 2002, there were no interest rate drops.

Interest income related to the Company's owned portfolio remained at $4.2 million during the three months ended September 30, 2002, and for the three months ended August 31, 2001. Management began a reorganization of the consumer finance division of LHC during the prior periods. At the close of the period LHC held $125.3 million of consumer receivables and had issued $98.6 million of notes payable or had effected a 78.7 percent advance rate against its receivables. Management has established a reserve of $11.5 million (9.2 percent) for potential losses in this portfolio.

Management has established an objective of selling its previously recorded portfolio of land and vacation ownership receivables. Subsequent to the period, management entered into an agreement to sell $29 million of its portfolio consisting of land receivables from its lenders FINOVA and Textron to Textron Financial Corporation. (See Subsequent Events, Note 13)

Management intends to effect similar transactions during the coming quarters; however, there is no assurance that any such future sale may be concluded due to the quality of the remaining portfolio, current market conditions and investment opportunities for competing products.

It should be noted that almost all of the revenues for this period were generated by the Company's wholly owned subsidiary, Leisure Homes Corporation
(LHC). During the period management launched the new operations of Leisure Services Corporation (LSC) that recorded minimal revenues, as did Leisure Resorts Corporation (LRC).

Total operating costs and expenses for the Company decreased to $24.0 million for the three months ended September 30, 2002 from $25.8 million for the three months ended August 31, 2001, a decrease of $1.9 million or 7.2 percent. The net decrease resulted primarily from a decrease in LHC's direct costs of vacation ownership interest sales to $1.2 million from $2.2 million, a decrease of 46.3 percent, and a decrease to $9.6 million from $13.0 million in marketing and sales expenses, a decrease of 26.2 percent.

During the period the Company continued to incur costs from previous periods related to the launching of the travel and service subsidiary, LSC; due diligence and acquisition costs related to the acquisition of Cimarron Golf Resort, Cimarron Golf Club, Atlantic Development Corporation (Arizona land) and FareQuest; financing fees related to the debt, equity and financial restructuring; and consultants and temporary employees involved in the deployment of the Company's new financial and technology systems.

A pretax loss of $8.4 million was recorded during the three months ended September 30, 2002 compared to pretax income of $1.5 million earned during the three months ended August 31, 2001. This loss is attributable to corporate actions related to its restructuring, new acquisitions, the re-branding of the properties, the development of new systems and infrastructure to support the growth of the Company and the launching of new initiatives related to the integrated travel and leisure services, in addition to the other reasons included in this document.

Income tax expense of $565,000 was recorded for the three month period ended September 30, 2002, compared to an income tax benefit of $411,000 recorded for the three month period ended August 31, 2001. The income tax calculation for the period ended August 31, 2001, was reduced due to the use of net operating loss carry forwards, which were previously fully reserved and were used to offset income on a consolidated basis. Income taxes are recorded based on an ongoing review of related facts and circumstances.

The net loss applicable to common stock amounted to $8.9 million during the three month period ended September 30, 2002, compared to net income applicable to common stock of $1.9 million during the three month period ended August 31, 2001, primarily due to the foregoing.

NINE  MONTHS  ENDED  SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED AUGUST 31,
2001

     The Company had several significant changes during the first nine months of the fiscal year.

     Assets
     ------

     The Company's note receivables net of allowance for bad debt from consumers increased from $109.3 million to $113.7 million or an increase of 4.4 million or 4%, between December 31, 2001, to September 30, 2002. This increase is the result of sales made during the period offset by principal payments and cancellations.

     Vacation ownerships held for resale increased from $17.9 million on December 31,2001 to $22.5 million at September 30, 2002. Land inventory increased from $2.8 million to $6.3 million during the same period. This increase reflects Management's objective of acquiring new inventory as well as the acquisition of inventory through a new foreclosure policy.

     Property and Equipment increased from $9.7 million to $21.7 million during the nine month period. This increase reflects the acquisition of the Cimarron Golf Club near Palm Springs, CA and the development of its new technological infrastructure.

     The Company reduced deferred selling costs from $5.4 million to $2.5 million between December 31, 2001 and September 30, 2002. The reduction in deferred selling costs is directly related to a reduction of sales in LHC, the vacation ownership and land sales subsidiary, as well as the new sales commission structure, new selling procedures and the implementation of new consumer finance underwriting criteria. This really does not affect deferred selling cost but is directly related to unrecognized sales.

     Liabilities
     -----------

     The Company reduced its consumer note payable from $106.6 million to $98.5 million. This reduction is due to the Company repayment of debt, the elimination of delinquent consumer notes that were not replaced with new consumer payable and the foreclosure policies implemented by the Company.

     Notes payable for inventory, equipment and working capital increased during the period from $21.9 million to $35.6 million. The increase was directly related to acquisitions and the lack of liquidity the Company experienced during this period.

     Accounts payable increased from $1.9 to $7.1 million during the nine months. The increase in accounts payable was the result of new operations that were launched during this period; the use of consultants and an increase in professional fees related to acquisitions and the restructuring; the failure of certain systems during this reporting period that prevented the Company from recording and as a result paying certain payables that normally would have been paid in the period; and the lack of liquidity the Company experienced during the restructuring.

     The Company increased its borrowing through the issuance of convertible debentures from $3 million to $5.5 million and its short term borrowings by $7.2 million during the nine month period. All of the increases were the result of a lack of liquidity as outlined herein. While the Company does not have any assurance that the holders of the convertible debentures will convert their debenture into equity and the conversion prices are in excess of the current market price of the Company's common stock, Management projects these debentures will be convertible pursuant to the terms of their agreements. (See Liquidity.)

     The Company increased its paid in capital from $13.0 million to $25.0 million during the nine month period. The increase in paid in capital reflects the sale of stock to offset losses and to finance growth. Management intends to continue to utilize the capital markets, when available, to finance its operations.

     Revenues
     --------

Total revenues for the Company decreased 28.4 percent, or $22.6 million, to $56.9 million during the nine months ended September 30, 2002 from $79.4 million during the nine months ended August 31, 2001. The decrease was primarily due to decrease in vacation ownership and land sales from $62.0 million during the nine months ended August 31, 2001 to $40.6 million during the nine months ended September 30, 2002. Specifically, vacation ownership sales decreased by $21.1 million (47.5 percent) and land sales decreased by $.3 million (1.7 percent), and interest income decreased to $12.6 million during the nine months ended September 30, 2002, from $14.3 million during the nine months ended August 31, 2001. The net decrease was primarily due to management decisions that began with the adoption of a new business plan, the restructuring of the overall operations, changes implemented in its primary subsidiary LHC and the start up operation of LSC and LRC. Management began implementing decisions in the prior periods that continued in the current period that had a direct effect of reducing revenues. These decisions included but were not limited to (1) eliminating certain inventory from the sales process; (2) changing certain sales practices; (3) eliminating certain types of marketing programs; (4) introducing new sales commission programs; (5) establishing new underwriting criteria for consumer financing; and (6) re-organizing the sales, marketing and finance (consumer) departments. In addition to the internal changes made by management, the Company received a negative effect on revenues from a lingering reduction in consumer travel and the downturn in the overall economic climate in the market areas of Houston, Orlando and New Jersey.

     Gross sales of vacation ownership interests decreased to $23.3 million during the nine months ended September 30, 2002 from $44.5 million during the nine months ended August 31, 2001, a decrease of $21.2 million, or 47.5 percent. The provision for cancellations remained at approximately 14.5 percent of gross sales of vacation ownership interests for the nine months ended September 30, 2002 and for the nine months ended August 31, 2001. At September 30, 2002, the allowance for bad debts was $11.5 million, or 9.2 percent of the portfolio balance, down from $14.6 million, or 11.7 percent of the portfolio balance at December 31, 2001.

     Gross sales of land decreased to $17.3 million during the nine months ended September 30, 2002 from $17.6 million during the nine months ended August 31, 2001, a decrease of $306,000, or 1.7 percent. The provision for cancellations increased to 12.4 percent of gross land sales for the nine months ended September 30, 2002 from 9.4 percent for the nine months ended August 31, 2001. Management continues to review its allowance for bad debts and periodically makes adjustments to its provision expense. During the nine months ended September 30, 2002, management increased its provision expense to account for inadequacies in the portfolio primarily due to the economic slowdown since August 2001. Management anticipates an improvement in its portfolio performance as a result of the sale of a portion of its land portfolio. (See Subsequent Events.)

     Interest income decreased to $12.6 million for the nine months ended September 30, 2002 from $14.2 million for the nine months ended August 31, 2001, a decrease of $1.7 million, or 11.7 percent, primarily due to a decrease in financial income, a component of interest income. An increase in the outstanding obligation to replace delinquencies has caused a reduction of the amount of financial income the Company would record from the sold portfolio. This decrease was partially offset by an increase in the spread on those sold portfolios with variable, pass-through interest rates. (See Liquidity.)

     During the nine months ended September 30, 2002, and the nine months ended August 31, 2001, other income increased $22,000, or 2.4 percent to $950,000 from $928,000, respectively. Other income is comprised of forfeiture income, late charges on its portfolio and other miscellaneous income earned by the Company.

     Expenses
     --------

     Total operating costs and expenses for the Company decreased to $69.0 million for the nine months ended September 30, 2002 from $78.9 million for the nine months ended August 31, 2001, a decrease of $10.0 million or 12.6 percent. The decrease resulted primarily from a decrease in direct costs of vacation ownership and land sales to $6.4 million from $10.3 million, a decrease of $3.9 million or 37.9 percent; a decrease in marketing and sales expenses to $28.0 million from $37.3 million, a decrease of $9.3 million or 24.9 percent; and an increase in General and Administrative expenses to $14.2 million from $10.6 million, an increase of $3.6 million or 34.0 percent. The increase is General and Administrative expenses is due primarily to the following (1) the use of consultants and temporary employees to perform reorganization and new program implementations; (2) costs related to raising capital and short term financing:
(3) the start up of two new subsidiaries; (4) the change of the corporate brand;
(5)  the  development  and implementation of a new technological infrastructure;
and (6) costs related to due diligence of potential opportunities and cost related to completed acquisitions.

     The decrease in direct costs of vacation ownership and land sales is attributable to a decrease in net vacation ownership and land sales during the nine months ended September 30, 2002 compared to the nine month period ended August 31, 2001. As a percentage of gross sales of vacation ownership interests and land, marketing and sales expenses, reflected in the operations of LHC, decreased to 45.0 percent for the nine months ended September 30, 2002 from 60.1 percent for the nine months ended August 31, 2001. The overall increase in sales and marketing expense on a corporate basis increased to 68.4 percent of total revenues due primarily to the changes related to corporate branding; the launching of LSC and the initiation of several new programs; and the recruitment and training of new marketing personnel. Additionally, the marketing and sales divisions of the company include many fixed components, including salaries, wages and benefits, lease costs, guest promotional and advertising costs and other costs that are not directly incremental based on additional sales being made.

     Profit  (Loss)
     --------------

     Pre-tax loss of $14.2 million was earned during the nine months ended September 30, 2002 compared to pre-tax income of $700,000 during the nine months ended August 31, 2001. It should be noted that all of the losses for the nine month period were attributed to factors and changes that were related to changes in management, direction and to position the Company for future growth.

     An income tax benefit of $159,000 was recorded for the nine months ended September 30, 2002 compared to an income tax benefit of $519,000 recorded during the nine months ended August 31, 2001. The income tax calculation for the period ended August 31, 2001 was reduced due to the use of net operating loss carry forwards, which were previously fully reserved and were used to offset income on a consolidated basis. Income taxes are recorded, and the liability is adjusted, based on an ongoing review of related facts and circumstances.

     Net loss applicable to common stock was $14.0 million during the nine months ended September 30, 2002 compared to net income applicable to common stock of $1.2 million during the nine months ended August 31, 2001, primarily due to the foregoing.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     The following discussion relates to our financial position at September 30, 2002, and the results of our operations for the period then ended. In January 2002, the Company's new management adopted a business plan of reorganization and restructuring contemplating, among other things, the substantial expansion of our vacation resort business, and the initiation and acquisition of businesses that expand the core business into a travel and leisure entity. (See "Business - Recent Events" in Form 10-KT for the transition period from September 1, 2001, to December 31, 2001, for a discussion of the elements of our business plan.) This change in our business model, as well as the risks and uncertainties inherent in our historical business, are expected to cause our results of operations and the components thereof to change materially in the future. In addition, we will require substantial additional capital in the near term to implement certain elements of our business plan, including the acquisitions and business expansion. There is no assurance that we will be able to raise the necessary capital in a timely manner and on terms acceptable to us. Any failure to raise the necessary capital may have a material adverse effect on our current operations and future financial results. At September 30, 2002, LHC had arrangements, as amended for subsequent agreement revisions, with institutional lenders for the financing of receivables in connection with sales of vacation ownership interests and land and the acquisition of vacation ownership properties and land, which provide for lines of credit of up to an aggregate of $150.0 million. Such lines of credit are secured by vacation ownership, land receivables and mortgages. At September 30, 2002, an aggregate of $98.6 million was outstanding under such lines of credit and $51.4 million was available for borrowing (subject to the availability of qualified collateral). Under the terms of these lines of credit, LHC may borrow 65 percent to 90 percent of the balances of the pledged vacation ownership and land receivables. LHC is required to comply with certain covenants under these agreements, which, among other things, require LHC to meet certain minimum tangible net worth requirements. The most stringent of such requirements provides that LHC maintains a minimum tangible net worth of $27.5 million. At September 30, 2002, LHC's tangible net worth was $28.7 million. Summarized lines of credit information and accompanying notes relating to these lines of credit outstanding at September 30, 2002, consist of the following:

                                               BALANCES AT SEPT 30, 2002
                                              --------------------------
                       OUSTANDING  MAXIMUM            REVOLVING            MATURITY
LENDER                 BORROWINGS BORROWINGS      EXPIRATION DATE (A)      DATE (A)            INTEREST RATE
-------               ----------- -----------     --------------------     ---------           -------------
 FINOVA                   $49,786  $      0        December 31, 2002       Various            Prime + 2.0% (Floor)  12.00%
 General Electric (GECC)   20,928    30,000        April 30, 2003          Various            Libor + 4.0 - 4.25%    5.79%
 Textron                   20,200  $ 35,000        December 1, 2002        Various            Prime + 2.0 - 3.0%     6.25%
 Capital Source             7,512    15,000        August 8, 2004         August 8, 2004      Prime + 2.5%           7.25%
 HSBC                         138     5,000        February 4, 2002                           Prime + 1.0%           5.25%
                          -------  --------  ---------------------
                          $98,564  $ 85,000
                          =======  ========

     (a) As it has typically done in the past, management expects to extend the Revolving Expiration Date and Maturity Date on similar terms. When the Revolving Expiration Date expires as shown, the loans convert to term loans with maturities as stated or extended.

     LHC is required to comply with certain financial and non-financial covenants under lines of credit agreements. Among other things, these agreements require LHC to meet certain minimum tangible net worth requirements, maintain certain liabilities to tangible net worth ratios, maintain marketing and sales and general and administrative expenses, as defined, relative to net processed sales for each rolling 12-month period below a certain percentage and maintain certain interest coverage ratios for each rolling 12-month period. The maximum percentage related to costs and expenses referred to above has been exceeded in the last eight quarters. This does not constitute an Event of Default as defined under this loan agreement, or this line of credit; however, it gives the lender the option to suspend advances to LHC. The lender has not elected to exercise this option, but has continued to make regular advances and has verbally informed LHC that it intends to continue such advances. The maximum loan-to-value ratio referred to above was exceeded in the last six quarters. As a result, the lender has the right to declare an Event of Default as defined under this loan agreement, or this line of credit. Default of the loan-to-value ratio, under this line, can only cause the lender to cease advances to the Company. The Company has agreed with the lender that it will, as part of its financial restructuring, (1) not request additional advances pursuant to the terms of the line of credit; (2) effect a payment of the complete line on the earlier of the completion of the Company's financial restructuring or December 31, 2002; and (3) maintain an agreement to loan-to-value ratio with the existing line. While the Company believes that the financial restructuring initiated by management will result in repayment or satisfactory restructuring of this indebtedness, there can be no assurance such financial restructuring will be completed to the satisfaction of the lender. These covenants have been, from time to time, exceeded in the past with the various lenders forbearing from exercising any of these remedies. Management expects, but cannot assure, this practice to continue.

          Scheduled maturities of the Company's notes and contracts payable are as follows:

YEARS  ENDING  DECEMBER  31,       (thousands  of  dollars)
----------------------------
                        2002             $   8,619
                        2003                 6,089
                        2004                14,058
                        2005                15,757
                        2006                28,995
                  Thereafter                58,012
                                        ----------
                                         $ 131,530
                                        ----------

Management believes that its borrowings related to FINOVA will be paid prior to December 31, 2002.

     The components of the Company's debt, including lines of credit consist of the following:

(thousands of dollars)                             September 30,  December 31,
                                                      2002          2001
                                                      ----          ----


Notes collateralized by receivables                $ 98,165        $106,599
Notes related to inventory, working capital and
  personal property financing                        48,232          24,931
                                                    -------        --------
  Total                                            $146,397        $131,530
                                                    =======        ========


     A schedule of the cash shortfall arising from recognized and unrecognized sales for the periods indicated is set forth below:

                                               Nine Months Ended
                                         ----------------------------
(thousands of dollars)                    September 30,    August 31,
                                               2002          2001
                                               ----          ----
Marketing and selling expenses attributable
  to recognized and unrecognized sales       $26,144       $ 37,545
Less:  Down payments                          (7,032)       (10,665)
                                             --------      ---------
Cash shortfall                               $19,112       $ 26,880
                                             ========      =========


     The Company sells notes receivable subject to recourse provisions as contained in each agreement. At September 30, 2002, total sold notes receivable was $47.0 million. The Company is obligated under these agreements to replace or repurchase accounts that become over 90 days delinquent or are otherwise subject to replacement or repurchase in either cash or receivables generally at the option of the purchaser. The repurchase provisions provide for substitution of receivables as recourse for $35.0 million of sold notes receivable and cash payments for repurchases relating to $2.7 million of sold notes receivable at September 30, 2002. The discounted amounts of the recourse obligations on such notes receivable were $2.5 million and $3.6 million at September 30, 2002, and December 31, 2001, respectively. LHC continually reviews the adequacy of this liability. These reviews take into consideration changes in the nature and level of the portfolio, current and future economic conditions which may affect the obligors' ability to pay, changes in collateral values, estimated value of inventory that may be reacquired and overall portfolio quality.

     FINANCIAL  CONDITION

     The Company provides allowance for cancellations in amounts, which, in the Company's judgment, will be adequate to absorb losses on notes receivable that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio, which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality.

Changes in the aggregate of the allowance for cancellations, including the reserve for notes receivable sold with recourse for the nine months ended September 30, 2002, consisted of the following:


(thousands  of  dollars)
Balance at December 31, 2001                           $14,557
  Provision for cancellations                            4,440
  Amounts charged to allowance for cancellations, net   (7,516)
                                                       --------
                                                        11,481
  Reserve for notes sold with recourse                       -
                                                       --------
Allowance for cancellations                            $11,481
                                                       ========

September  30,  2002,  Compared  to  December  31,  2001

     Cash and cash equivalents increased to $8.1 million at September 30, 2002, from $8.0 million at December 31, 2001. Notes receivable, net, increased 3.9 percent to $113.6 million at June 30, 2002, from $109.3 million at December 31, 2001. Land and improvements inventory and vacation ownership interest held for sale increased to $28.0 million at September 30, 2002, from $20.6 million at December 31, 2001.



(thousands of dollars)                  September 30,   December 31,
                                             2002           2001
                                         -----------    ------------

                                            $17,929      $13,771
Vacation ownership interests                  4,541        4,094
                                         -----------     -----------
Vacation ownership interest in development
                                            $22,470      $17,865
                                          ==========     ===========
Total

     Notes and contracts payable increased 2.3 percent to $134.5 million at September 30, 2002 from $131.5 million at December 31, 2001. Stockholders' equity decreased 14 percent to $15.9 million at September 30, 2002 from $21.4 million at December 31, 2001.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     There was no material change for the quarter ended September 30, 2002, in the information about the Company's "Quantitative and Qualitative Disclosures About Market Risk" as disclosed in its Transition Report on Form 10-KT for the transition period from September 1, 2001, to December 31, 2001.

ITEM  4.  CONTROLS  AND  PROCEDURES

In November 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to

Exchange Act Rule 13a-14 and 15d-14(c) Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that our disclosure controls and procedures are effective to assure that the Company records, processes, summarizes and reports in a timely manner the material information that must be included in the Company's reports that are filed with or submitted to the Securities and Exchange Commission.

In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART  II  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     Reference is made to the description of legal proceedings in the Contingencies footnote in the financial statements set forth in Part I "Financial Information."

     In the ordinary course of its business, the Company from time to time becomes subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of real estate. Additionally, from time to time, the Company becomes involved in disputes with existing and former employees. The Company believes that substantially all of the claims and proceedings are incidental to its business.

     In addition to its other ordinary course litigation, on February 9, 2000, an action was filed in Nevada District Court, County of Clark, No. A 414827, by Robert and Jacqueline Henry, husband and wife, and Kenneth and Janet Shosted, individually and on behalf of all others similarly situated and certain other defendants. The plaintiffs' complaint asked for class action relief claiming that LHC and certain other defendants were guilty of collecting certain betterment fees and not providing associated sewer and water lines.

     The complaint asserts six claims for relief against defendants: breach of deed restrictions, two claims for breach of contract, unjust enrichment, consumer fraud in violation of NRS 41.600 and violation of NRS 119.220, with all claims arising out of the alleged failure to provide water and sewer utilities to purchasers of land in the subdivisions commonly known as Calvada Valley North and Calvada Meadows located in Nye County, Nevada.

On September 5, 2001, the Court refused to certify a class for the claims of: breach of contract, unjust enrichment, consumer fraud in violation of NRS 41.600 and violation of NRS 119.220. Accordingly, the defendants are no longer subject to class claims for monetary damages. The defendants' only potential liability to the certified class is for the construction of water and sewer facilities. In July of 2002, the defendants filed a motion for Summary Judgment on which the court has not yet ruled. The case is scheduled for a jury trial on February 19, 2003. The Company does not believe that any likely outcome of this case will have a materially adverse effect on the Company's financial condition or results of operations.

     At various times in the general course of business, the Company and LHC have each been named in other lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse effect on its financial condition or results of operations.

ITEM  2.  CHANGES  IN  SECURITIES

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     10.255 - Lease between American Spectrum Realty Management, Inc., as Landlord, and Mego Financial Corp. as Tenant in 7700 Irvine Center Drive, Irvine California, dated July 2002.

     10.256 - Lease between Fashion Show Expansion LLC, as Landlord, and Leisure Homes Corporation as Tenant in 3200 Las Vegas Boulevard, South, Las Vegas Nevada, dated October 2002.

     10.257 - Asset and Warrant Agreement (FareQuest) between Eastern Air Lines, Inc. and Mego Financial Corp. dated August 2002.

     10.258 - Atlantic Development Stock Purchase Agreement between Mego Financial Corp., and Susan R. Mardian, Lori A. Mardian and Atlantic Development Corporation, dated April, 2002.

     10.259 - Purchase Agreement (Cimarron Golf) between OB Sports, LLC and Mego Financial Corp., dated April 2002.

     10.260 - Promissory Note between OB Sports and Mego Financial Corp. dated August, 2002.

     10.261 - Purchase Agreement among Raintree Resorts International, Inc., Raintree North America Resorts, Inc., and Mego Financial Corp., dated September 2002.

     10.262 - Amendment No. 4 to Loan and Security Agreement between Textron Financial Corporation, Royale Mirage Partners, L.P., Raintree North America Resorts, Inc., Raintree Resorts International, Inc., and Mego Financial Corp., dated September 2002.


(b)  Reports  on  Form  8-K

None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MEGO  FINANCIAL  CORP.

                               By:/s/  Floyd  W.  Kephart
                                  -----------------------
                               Floyd  W.  Kephart
                               Chairman  and  CEO


                               By: /s/  Chris D. Whetman
                                  -----------------------
                                  Chris D. Whetman
                                  Chief Accounting Officer




Date:     November  19,  2002

                                 CERTIFICATIONS

I,  Floyd  W.  Kephart,  Chief  Executive  Officer,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Mego Financial Corp. ("Mego");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Mego Financial Corp. as of, and for, the periods presented in this quarterly report;

4. Mego's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Mego and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to Mego, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of Mego's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Mego's other certifying officers and I have disclosed, based on our most recent evaluation, to Mego's auditors and the audit committee of it's board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect Mego's ability to record, process, summarize and report financial data and have identified for Mego's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Mego's internal controls; and

6. Mego's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  19,  2002

                                          /s/  Floyd  W.  Kephart
                                          ---------------------------
                                          Floyd  W.  Kephart
                                          Chief  Executive  Officer

                                 CERTIFICATIONS

I,  Chris D. Whetman,  Chief  Accounting  Officer,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Mego Financial Corp. ("Mego");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Mego as of, and for, the periods presented in this quarterly report;
4. Mego's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Mego and we have:

     d) Designed such disclosure controls and procedures to ensure that material information relating to Mego, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     e) Evaluated the effectiveness of Mego's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     f) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Mego's other certifying officers and I have disclosed, based on our most recent evaluation, to Mego's auditors and the audit committee of it's board of directors:

     c) All significant deficiencies in the design or operation of internal controls which could adversely affect Mego's ability to record, process, summarize and report financial data and have identified for Mego's auditors any material weaknesses in internal controls; and

     d) Any fraud, whether or not material, that involves management or other employees who have a significant role in Mego's internal controls; and

6. Mego's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  19,  2002

                                          /s/  Chris D. Whetman
                                          ---------------------------
                                          Robert  J.  Kearns
                                          Chief Accounting Office

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER





     Pursuant to Section 906 of the Sarbanes-Oxley Act 2002 (18 U.S.C. 1350), the undersigned, Floyd W. Kephart, Chief Executive Officer of Mego Financial Corp.("the Company") has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report").

     The undersigned certifies that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

     IN WITNESS WHEREOF, the undersigned has executed this certification as of the 19th day of November 2002.


                                              /s/  Floyd W.  Kephart
                                              ________________________
                                              Name:  Floyd  W.  Kephart
                                              Title:  Chief  Executive  Officer

                    CERTIFICATION OF CHIEF ACCOUNTING OFFICER





     Pursuant to Section 906 of the Sarbanes-Oxley Act 2002 (18 U.S.C. 1350), the undersigned, Chris D. Whetman, Chief Accounting Officer of Mego Financial Corp. ("the Company") has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report").

     The undersigned certifies that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

     IN WITNESS WHEREOF, the undersigned has executed this certification as of the 19th day of November 2002.



                                             /s/  Chris D. Whetman
                                             ______________________
                                             Name:  Chris D. Whetman
                                             Title:  Chief  Accounting Officer